Form 10-Q
period 2009-09-30
GC NET LEASE REIT, INC.
filed 2009-12-10
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-159167

The GC Net Lease REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	26-3335705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 Rosecrans Avenue, Suite 3321,

El Segundo, California 90245

(Address of principal executive offices)

(310) 606-5900

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-159167), was declared effective November 6, 2009. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 10, 2009: 252,214, $0.001 par value per share.

FORM 10-Q

THE GC NET LEASE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of The GC Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Form S-11 Registration Statement (SEC Registration No. 333-159167), as amended and filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$428,983	$201,000
Restricted cash reserves for property improvements	1,709,834	-
Real Estate:
Land	5,108,916	-
Building and improvements	39,934,808	-
Tenant origination and absorption cost	8,289,596	-

Total Real Estate	53,333,320	-
Less: accumulated depreciation and amortization	(414,157)	-

Total Real Estate, net	52,919,163	-
Above market leases, net	103,886
Deferred rent receivable	110,349	-
Other assets	231,108	-

Total assets	$55,503,323	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$34,101,253	$-
Restricted reserves	183,333
Accounts payable and other liabilities	869,524	-
Due to affiliates	890,947	-
Below market leases, net	592,367	-

Total liabilities	36,637,424	-
Commitments and contingencies (Note 7)
Common stock subject to redemption, 531 shares eligible towards redemptions as of September 30, 2009	5,044	-
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2008 and September 30, 2009, respectively	-	-
Common Stock, $0.001 par value; 30,000 and 700,000,000 shares authorized; 1,000 and 207,281 shares outstanding, as of December 31, 2008 and September 30, 2009, respectively	2,074	1
Additional paid-in-capital	827,336	999
Distributions	(52,081)	-
Accumulated deficit	(222,991)	-

Total GC Net Lease REIT, Inc. stockholders’ equity	554,338	1,000

Noncontrolling interests	18,306,517	200,000

Total equity	18,860,855	201,000

Total liabilities and stockholders’ equity	$55,503,323	$201,000

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Revenues:
Rental income	$1,174,665	$1,332,605
Property tax recovery	97,293	116,039
Interest income	6,018	8,310

Total revenue	1,277,976	1,456,954

Expenses:
Asset management fees paid to affiliates	103,112	116,701
Property management fees paid to affiliates	32,082	36,360
Property tax expense	97,293	116,039
General and administrative expenses	124,349	414,579
Acquisition fees and expenses paid to affiliates	6,498	1,637,182
Depreciation and amortization	365,521	414,157
Interest expense	574,841	649,904

Total expenses	1,303,696	3,384,922

Net loss	$(25,720)	$(1,927,968)
Net loss attributable to noncontrolling interests	$(23,368)	$(1,704,977)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(2,352)	$(222,991)

Net loss per share, basic and diluted, year to date September 30, 2009	$(0.01)	$(2.14)
Weighted average number of common shares outstanding, basic and diluted, year-to-date September 30, 2009	204,797	104,229

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2008	100	1	999	-	-	1,000	200,000	201,000
Gross proceeds from Issuance of common stock	207,181	2,073	2,069,743	-	-	2,071,816	-	2,071,816
Discount on issuance of common stock	-	-	(108,815)	-	-	(108,815)	-	(108,815)
Offering costs	-	-	(1,134,591)	-	-	(1,134,591)	-	(1,134,591)
Distributions	-	-	-	(47,037)	-	(47,037)	-	(47,037)
Issuance of shares for distribution reinvestment plan	531	4	5,040	(5,044)	-	-	-	-
Additions to common stock subject to redemption	(531)	(4)	(5,040)	-	-	(5,044)	-	(5,044)
Contribution of noncontrolling interests	-	-	-	-	-		20,200,000	20,200,000
Distributions for noncontrolling interests	-	-	-	-	-		(388,506)	(388,506)
Net loss for nine months ended September 30, 2009	-	-	-	-	(222,991)	(222,991)	(1,704,977)	(1,927,968)
BALANCE SEPTEMBER 30, 2009	207,281	2,074	827,336	(52,081)	(222,991)	554,338	18,306,517	18,860,855

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Operating Activities:
Net loss	$(1,927,968)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	414,157
Amortization of above and below market leases	(10,261)
Interest income earned on cash reserves for property improvement	(4,960)
Deferred rent	(110,349)
Change in operating assets and liabilities:
Other assets	(231,108)
Accounts payable and other liabilities	869,524
Due to affiliates	890,947

Net cash used by operating activities	(110,018)
Investing Activities:
Building improvements	2,084,918
Building improvements funded from restricted cash reserves	(2,084,918)

Net cash provided by investing activities	-
Financing Activities:
Principal amortization payments on secured indebtedness	(54,866)
Issuance of common stock, net	828,410
Distributions to noncontrolling interests	(388,506)
Distributions to common stockholders	(47,037)

Net cash provided by financing activities	338,001

Net increase in cash and cash equivalents	227,983
Cash and cash equivalents at the beginning of the period	$201,000
Cash and cash equivalents at the end of the period	$428,983

Supplemental disclosures:
Cash paid for interest	$387,489
Contribution of real estate assets by affiliates	$50,749,336
Restricted cash – assumed upon contribution of real estate assets by affiliates	$3,606,782
Restricted cash – ongoing improvement reserve paid by tenant	$183,333
Mortgage debt assumed in conjunction with the contribution of the real estate assets by affiliates	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates	$20,200,000
Common stock issued pursuant to the distribution reinvestment plan	$5,044

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Private Offering (as defined below) and the Public Offering (as defined below) to invest in these properties. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s initial public offering. The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”) was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of an advisory agreement. The officers of the Advisor are also officers of the Sponsor.

As of December 31, 2008 the Company’s Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. The Company’s Articles of Amendment and Restatement (as amended), dated February 12, 2009, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which includes shares for sale pursuant to the distribution reinvestment plan pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). The minimum offering for the Private Offering was $1,000,000. As of September 30, 2009, the Company was also registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan (collectively, the “Public Offering”).

As of December 31, 2008, the Company engaged only in organizational activities, and the Company had not yet commenced the Private Offering. As of September 30, 2009, the Company had 207,812 shares outstanding, of which 531 shares were issued through the distribution reinvestment plan and are classified as common stock subject to redemption. Griffin Capital Securities, Inc. (the “Dealer Manager”) is one of the Company’s affiliates. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Private Offering and the Public Offering.

The Company’s property manager is The GC Net Lease REIT Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution received by

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

the Operating Partnership in exchange for a 1% general partner interest. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Effective July 1, 2009, the Financial Accounting Standards Board Codification became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States of America. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical references incorporated into these interim financial statements have been updated to correspond to the new FASB codification reference.

The accompanying interim financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance, as of December 31, 2008, and for the nine months ended September 30, 2009.

In conjunction with the contribution of certain real estate assets, see Note 3, the Company assumed certain reserves, held by the lender, to be used for specific property improvements. As

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

of September 30, 2009, the balance of these reserves, reported as restricted cash, was approximately $1.53 million. An on-going replacement reserve is funded by a tenant pursuant to the lease. The balance of the on-going replacement reserve funded by the tenant since inception of the lease amendment was approximately $183,000, as of September 30, 2009.

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2008, and for the nine months ended September 30, 2009.

Real Estate Assets

Real Estate Purchase Price Allocation

On January 1, 2009 the Company adopted the new accounting provisions, Accounting Standards Codification (“ASC”)
805-10, “Business Combinations,” to account for business combinations. The new provisions provide for greater consistency in the accounting and financial reporting of business combinations. The new accounting provisions require the Company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company will recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The new accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of the business combination, and therefore are expensed as incurred.

Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. (See Note 3, Real Estate Assets, net).

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used by independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets in the consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases. (See Note 3, Real Estate Assets, net).

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Depreciation of Real Property Assets

Real estate costs related to the acquisition, development, construction, and property improvements will be capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and will be charged to expense as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Remaining lease term
Tenant origination and absorption cost	Remaining lease term
In place lease valuation	Remaining lease term

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income.

Revenue Recognition

With the contribution of certain real estate assets, see Note 3, the associated leases have minimum rent payment increases during the term of the lease, and are recorded to rental revenue on a straight-line basis, commencing as of the contribution date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Currently, there are no leases that provide for contingent rental income.

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company will reconcile the estimated real estate tax reimbursement to the actual amount incurred.

Organizational and Offering Costs

Organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Private Offering and Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

The advisory agreement, dated February 20, 2009, requires the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the amended and restated advisory agreement the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the amended and restated advisory agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the NASAA REIT Guidelines, such limitations discussed above will also apply to any future public offerings.

As of December 31, 2008, approximately $12,000 of organization and offering costs had been incurred. The Advisor and its affiliates funded these costs on the Company’s behalf for the Private Offering and the Primary Public Offering. As of December 31, 2008, these costs were

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

not recorded in the balance sheet because such costs were not a liability of the Company until the minimum amount of shares in the Private Offering are sold. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs will be recorded as an expense at the time the Company becomes liable for the payment of these amounts.

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. As of September 30, 2009, combined offering and organizational costs were approximately $1.5 million, of which (1) approximately $1.13 million of offering costs were incurred and due to the Advisor, and approximately $362,000 of the cost incurred was expensed to the period as organizational related costs and is included in general and administrative expense; and (2) approximately $380,000 of offering and organizational costs represent legal fees accrued and to be paid by the Company. (See Note 6, Related Party Transactions.)

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests in the accompanying consolidated balance sheet. (See Note 5, Noncontrolling Interests.)

On January 1, 2009 the Company adopted the new accounting provisions, ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” for noncontrolling interests, which require all entities to report noncontrolling interests (formerly “minority interests”) in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity Also the accounting provisions require any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, the provisions require a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. The Company retrospectively reflected the presentation and the disclosures in the accompanying balance sheet and related notes as required by the new accounting provisions. The adoption of the new accounting provisions resulted in a reclassification of minority interest to a separate component of total equity. Net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on the financial statements as the interest in the entity will be recognized at fair value with gains and losses included in net income.

As a result of the issuance of the new accounting provisions certain amendments were also made to the provisions included in SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” to include noncontrolling interests within its scope. These revisions clarified that if noncontrolling interests are determined to be redeemable they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were reclassified to temporary equity.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Share-Based Compensation

The Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its independent directors and to affiliates of the Advisor. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The relevant accounting provision covers a wide range of stock-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.

Income Taxes

The Company may make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and may be taxed as such commencing with the taxable year ending December 31, 2009. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of December 31, 2008 and September 30, 2009, the TRS has not commenced operations.

Earnings Per Share

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period; and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of September 30, 2009 common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

Significant Accounting Pronouncements

As of September 30, 2009, the Company adopted the new provision for disclosure about the fair value of financial instruments extended to interim financial statements, Accounting

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Standards Codification (“ASC”) 825-10, “Disclosure about Fair Value of Financial Instruments.” The accounting provision requires interim and annual disclosures of the fair value of all financial instruments (recognized and unrecognized). Financial instruments, as of September 30, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value.

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company does not believe there will be a material impact on the results of operation or financial position when the new accounting provisions are adopted because the Company currently does not have any investments, or other variable interests, in entities that were determined to be VIEs.

3.	Real Estate Assets, net

On June 18, 2009, affiliates of the Sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”) (collectively, the “Properties”), to the Operating Partnership in exchange for 2.02 million operating partnership units (representing a net equity contribution of $20.2 million). The combined fair market value of the assets contributed was approximately $54.36 million. The Properties are occupied by Chicago Bridge & Iron (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenant for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of approximately 13 years, and the Renfro Corp lease had a remaining lease term of approximately 12 years.

The contribution value of Renfro and Plainfield was allocated as follows:

Land	$5,108,916
Building and improvements	37,849,890
Tenant origination and absorption cost	8,289,273
In place lease valuation	(498,743)
Restricted improvement reserve assumed	3,606,782
Mortgage payable assumed	(34,156,119)
Limited partnership units issued	$20,200,000

The following condensed operating information is presented as if the Properties were included in operations at the beginning of the period:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008
Revenue	$3,711,288	$5,045,068
Net (Loss)	$(1,740,955)	$(1,570,864)
Net loss attributable to common stockholders	$(201,361)	$(93,516)
Earnings per share, basic and diluted, year-to-date September 30, 2009	$(1.93)	$(0.72)

The Company allocated a portion of the contributed real estate asset value to in-place lease valuation, as discussed above. The Renfro Corp contractual, in-place lease was considered above market which resulted in a deferred rent asset of approximately $106,000. The CB&I lease was considered below market which resulted in a deferred rent liability of approximately $605,000. Both leases were measured against comparable leasing information, and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate. The in-place lease valuation will be amortized into rental revenue over the remaining term of the lease as discussed above. The Company will amortize approximately $36,000, net, into rental revenue each year, totaling $181,000 over the five year period. In addition, the Company allocated approximately $4.95 million and $3.34 million of the Renfro and Plainfield contributed value, respectively, to tenant origination and absorption cost. These amounts will be amortized over the remaining term of each respective lease. The Company will amortize approximately $659,000 into depreciation expense each year, totaling $3.3 million over the five year period.

Included in building and improvements is approximately $7.8 million of in-progress building and tenant improvements. As part of the real estate asset contribution the Company assumed the remaining reserve for the balance of the improvements, or $3.6 million, which is presented as restricted cash reserves for property improvements. These improvements will be amortized over the remaining term of the respective leases once completed and put into service. As of September 30, 2009 the restricted cash reserve was approximately $1.53 million.

4.	Mortgage Payable

In conjunction with the contribution of the Properties on June 18, 2009 the Company assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Line of Credit”) to pay off the remaining balance of the prior loan and approximately $2.0 million to fund the tenant improvement allowance. The Term Debt has a three-year term, and expires on January 31, 2012. The interest rate on the Term Debt is prime plus 1.0%, with a minimum of 6.50% for the term of the loan. The Term Debt calls for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The Line of Credit has an initial term of one year, expires on January 29, 2010, and is to be reviewed by the lender for annual renewal thereafter. Upon expiration, the Company intends to negotiate an extension with the lender, refinance the Line of Credit or pay off the line of credit. If the Company is unable to negotiate an extension or refinance the Line of Credit, the Company will pay off the Line of

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Credit by using operating cash flow, funds generated from the Private Offering and the Public Offering and other potential sources, including funds advanced by the Sponsor. The interest rate on the Line of Credit is prime plus 1.0%, with a minimum of 6.50%, during the one-year term. The Line of Credit provides for monthly, interest only payments, with the balance due upon the expiration of the initial one-year term. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Property.

The Plainfield property debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The loan had an initial term of 10 years and matures in November 2017. As of September 30, 2009 the unamortized loan principal was approximately $21.1 million.

The following summarizes the future principal repayments pursuant to the loan terms discussed above:

	Renfro	Plainfield	Total
October to December 2009	$-	$55,869	$55,869
2010	5,114,984	245,326	5,360,310
2011	132,606	258,327	390,933
2012	140,137	280,354	420,491
2013	151,134	299,851	450,985
2014 and thereafter	7,461,139	19,961,526	27,422,665
Total	$13,000,000	$21,101,253	$34,101,253

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009, 2.02 million limited partnership units were issued in exchange for the Properties. As of September 30, 2009, noncontrolling interests were approximately 90.8% of total shares outstanding (assuming limited partnership units were converted to common stock), and approximately 88.4% of weighted average shares outstanding (assuming limited partnership units were converted to common stock).

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, Noncontrolling Interests, the new accounting provisions are required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirement, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and, as a result of the adoption of the new accounting provisions the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheet. In subsequent periods the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheet. Any noncontrolling interest that fails to qualify will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, may purchase their limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported in the consolidated financial statements as noncontrolling interests.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred and due to affiliates as of September 30, 2009:

	Amounts Incurred Through September 30, 2009	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		Paid	Payable

Advisor and Property Manager Fees
Reimbursement of organizational and offering costs	$831,979	$61,256	$770,723
Acquisition fees and expenses	1,630,684	1,600,063	30,621
Asset management fees	116,701	48,486	68,215
Property management fees	36,360	14,972	21,388

	$2,615,724	$1,724,777	$890,947
Total Fees Paid to Dealer Manager	$96,805	$96,805	$-
Amount reallowed to participating dealers	(38,650)	(38,650)	-

Net amount paid to dealer manager	$58,155	$58,155	-

Advisory and Dealer Manager Agreements

The Company does not expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company executed an advisory agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Private Offering and the Company subsequently executed an amended and restated advisory agreement with the Advisor and a new dealer manager agreement with the Dealer Manager for the Public Offering. Each of the agreements entitles the Advisor and the Dealer Manager to specified fees and incentives upon the provision of certain services with regard to the Private Offering and the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Dealer Manager Agreement

The Dealer Manager will be entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering and the Primary Public Offering and a dealer manager fee up to 3% of gross proceeds from sales in the Private Offering and the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Private Offering, and will enter into new participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. The Dealer Manager is entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Private Offering. In the Public Offering, the Company expects to pay an additional amount for bona fide accountable due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be subject to a 10% limitation of underwriting expenses and, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds in the Primary Public Offering.

Organization and Offering Expenses

As discussed above, the Company is required under the amended and restated advisory agreement to reimburse the Advisor for organization and offering costs up to 3.5% of gross proceeds from the Primary Public Offering. The amended and restated advisory agreement also requires the Advisor to reimburse the Company to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Primary Public Offering (See Note 2, Summary of Significant Accounting Policies, Organizational and Offering Costs).

Acquisition and Disposition Fees

Under both the advisory agreement and the amended and restated advisory agreement the Advisor receives acquisition and advisory fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the Contract Purchase Price, unless approved by a majority of the independent directors Under both the advisory agreement and the amended and restated advisory agreement, the Advisor receives fees in an amount up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property the Company sells as long as the Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. In addition, the Advisor is entitled to receive a Subordinated Share of Net Sales Proceeds, if the Company’s stockholders are paid their return of capital plus an annual

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

cumulative, non-compounding return. The Subordinated Share of Net Sales Proceeds is as follows: (1) 5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; (2) 10.0% if the stockholders are paid return of capital plus a 8.0% to 10.0% annual cumulative, non-compounding return; or (3) 15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return. The Advisor earned an acquisition fee and was reimbursed for acquisition related expenses of $1.36 million and $272,000, respectively, for the contribution of Renfro and Plainfield.

Asset Management Fee

The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are to be paid monthly. The Company has deferred payment of the asset management fee in an effort to fund distributions from operating cash flow. As of September 30, 2009, approximately two months of asset management fees have been deferred and are reflected as a liability on the Company’s balance sheet.

Property Management Agreement

The Property Manager will be entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues from the properties plus reimbursement of the direct costs of managing the properties. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company contracts directly with a non-affiliated third-party property manager with respect to a particular property, the Company will pay the Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property. In addition, the Company may pay the Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. The Company may also pay the Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which the Company is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The Property Manager shall also be entitled to a construction management fee of 5% of the cost of improvements. The Company has deferred payment of the property management fee in an effort to fund distributions from operating cash flow. As of September 30, 2009, approximately two months of property management fees have been deferred and are reflected as a liability on the Company’s balance sheet.

Subordinated Performance Fee Due Upon Termination of Advisory Agreement and Subordinated Incentive Listing Fee

The Advisor may be entitled to various subordinated fees if the Company (1) lists its shares of common stock on a national securities exchange, or (2) in the alternative the Company terminates the amended and restated advisory agreement or liquidates the portfolio. The structure for both fees is as follows: (1) 5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; (2) 10.0% if the stockholders are paid return

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

of capital plus a 8.0% to 10.0% annual cumulative, non-compounding return; or (3) 15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

Employee and Director Long-Term Incentive Plan

On February 12, 2009, the Company’s board of directors adopted the Plan, which provides for the grant of awards to directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor, affiliate entities and full-time employees of such entities that provide services, and certain consultants and to the Advisor or to affiliate entities that provide services. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is ten years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the outstanding shares of stock at any time. No awards have been granted under the Plan as of December 31, 2008, or for the nine months ended September 30, 2009.

Conflicts of Interest

All of the Company’s executive officers and one of the directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager, and other affiliates of the Company. The director and these executive officers, managers, and/or holders of a direct or indirect controlling interest have a fiduciary responsibility to all affiliated entities.

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the advisory agreement that could result in actions not necessarily in the long-term best interest of the stockholders.

Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock available for issue, the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other resources.

7.	Commitments and Contingencies

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company is currently offering shares of common stock pursuant to a distribution reinvestment plan in the Private Offering. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days prior written notice to stockholders. As of September 30, 2009, approximately 531 shares had been issued under the distribution reinvestment plan in the Private Offering.

Share Redemption Program

The Company has adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s distribution reinvestment plan. The amount paid to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	92.5% of redemption amount
2 or more but less than 3	95.0% of redemption amount
3 or more but less than 4	97.5% of redemption amount
4 or more	100.0% of redemption amount

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of September 30, 2009, $5,044 in shares of common stock subject to redemption were eligible towards redemptions (See Note 5, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity under EITF Topic No. D-98 Classification and Measurement of Redeemable Securities and Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s balance sheet. As noted above

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan.

8.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements and through December 10, 2009, which is the issuance date of these consolidated financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Closing of the Private Offering

On February 20, 2009, the Company began a Private Offering of up to 10,000,000 shares of common stock at $10.00 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated February 20, 2009, as supplemented. On November 6, 2009, the Company terminated the Private Offering in connection with the commencement of the Public Offering described below. As of November 6, 2009, the Company had issued 247,214 shares of our common stock in the Private Offering for gross proceeds of approximately $2.35 million.

Effectiveness of the Public Offering

On November 6, 2009, the SEC declared the Company’s Public Offering effective. The Company registered 82,500,000 shares of the Company’s common stock in its Public Offering (SEC File No. 333-159167), of which it registered 75,000,000 shares at $10.00 per share to be offered to the public in the Primary Public Offering and 7,500,000 shares offered to its investors pursuant to the distribution reinvestment plan at $9.50 per share. To date, the Company has sold 5,000 shares under its Public Offering.

New Agreements

On October 27, 2009, the Company entered into its dealer manager agreement for the Public Offering with the Dealer Manager, pursuant to which the Dealer Manager will provide wholesaling, sales promotional and marketing services to the Company in connection with the Public Offering. The dealer manager agreement may be terminated by either party upon prior written notice. (See Note 6, Related Party Transactions, for a description of the fees the Company anticipates paying the Dealer Manager pursuant to the dealer manager agreement).

On November 6, 2009, the Company entered into its advisory agreement for the Public Offering, pursuant to which the Advisor will manage its day-to-day affairs. The term of the advisory agreement will end on its first anniversary and may be renewed for an unlimited number of successive one-year periods. (See Note 6, Related Party Transactions, for a description of the fees the Company anticipates paying the Advisor pursuant to the advisory agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the Company’s financial statements and the notes thereto contained Item 1. Consolidated Financial Statements, in this report.

Overview

The GC Net Lease REIT, Inc. was formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. The GC Net Lease REIT, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we” “us” and “our” refer to The GC Net Lease REIT, Inc.

On August 28, 2008, our advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our charter authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are offering a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public and 7,500,000 shares for sale pursuant to our distribution reinvestment plan.

Griffin Capital Corporation is our sponsor, and is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager.

Our operating partnership was formed in August 2008. On December 26, 2008, our advisor purchased a 99% limited partnership interest in our operating partnership for $200,000 and on December 26, 2008, we contributed the initial $1,000 capital contribution we received to our operating partnership in exchange for a 1% general partner interest. Our operating partnership will own, directly or indirectly through one or more special purpose entities, all of the properties that we acquire.

On February 20, 2009, we commenced a private offering of up to 10 million shares of our common stock for $10.00 per share (subject to discounts for certain categories of purchasers) to accredited investors only pursuant to a confidential private placement memorandum.

On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. Our board of directors declared and we began paying distributions on June 15, 2009.

On June 18, 2009, affiliates of our sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”) (collectively, the “Properties”), to our operating partnership in exchange for 2.02 million operating partnership units (representing a net equity contribution of $20.2 million). The combined fair market value of the Properties contributed was approximately $54.36 million. In conjunction with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. Since the contribution of the Properties, distributions have been substantially funded with operating cash flow.

On November 6, 2009, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. At the time our registration statement became effective we had raised approximately $2.35 million, and had 17 stockholders, pursuant to our private placement offering which terminated on November 6, 2009.

Our results of operations for the three and nine months ended September 30, 2009 are not indicative of those expected in the future periods as we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Summary of Critical Accounting Policies

Critical Accounting Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. Actual results may differ from the estimates and assumptions applied. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

Effective July 1, 2009, the Financial Accounting Standards Board Codification became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States of America. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical reference incorporated into these interim financial statements have been updated to correspond to the new FASB codification reference.

Real Estate Purchase Price Allocation

On January 1, 2009 we adopted new accounting provisions, Accounting Standards Codification (“ASC”) 805-10, “Business Combinations,” to account for business combinations. Upon the acquisition of real properties, we expect to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. We will utilize independent appraisals to determine the fair values of the tangible assets of an acquired property (which includes land and building).

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The aggregate fair value of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used by independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets in the consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of our existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income.

In addition we will recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquired entity to be measured at their fair values as of the acquisition date. We will also recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.

Acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed in the period incurred.

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this analysis we do not believe that it will be able to recover the carrying value of the asset, we will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. We will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred.

Depreciation of Real Property Assets

Real estate costs related to the acquisition, development, construction, and property improvements will be capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and will be charged to expense as incurred. We consider the period of future benefit of an asset to determine the appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Remaining lease term

Organizational and Offering Costs

Organizational and offering costs of this offering may be paid by our sponsor, on behalf of our advisor, for us and may be reimbursed from the proceeds of this offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse our advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing of our shares; (ii) technology costs associated with this offering of our shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

Our advisory agreement, dated February 20, 2009, requires us to pay directly or reimburse our advisor for all organizational and offering expenses related to our private offering. Pursuant to the amended and restated advisory agreement, which was executed in connection with the public offering, we will reimburse our advisor for the issuer’s organizational and offering expenses (excluding sales commissions and dealer manager fees) incurred in connection with this offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed offering. In addition, pursuant to the amended and restated advisory agreement, organization and offering expenses (including sales commissions and dealer manager fees and bona fide due diligence expenses) may not exceed 15% of gross offering proceeds of the terminated or completed offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the offering terminates or is completed, our advisor must reimburse us for any excess amounts.

Noncontrolling Interests in Consolidated Subsidiary

Due to our control through the general partnership interest in our operating partnership and the limited rights of the limited partners, our operating partnership, including its wholly-owned subsidiary, is consolidated with us and the limited partner interest is reflected as non-controlling interest in the accompanying consolidated balance sheet.

On January 1, 2009 we adopted new accounting provisions, ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” for noncontrolling interests, which require all entities to report noncontrolling interests (formerly “minority interest”) in subsidiaries within equity in the consolidated financial statements, but separate from parent shareholders’ equity. Also, the accounting provisions require any acquisitions or dispositions of noncontrolling interests that do not result in a change of control be accounted for as equity transactions. Further, the provisions require a parent company to recognize a gain or loss will be recognized in net income when a subsidiary is deconsolidated upon a change in control. We retrospectively reflected the presentation and the disclosures in the accompanying balance sheet and related notes as required by the new accounting provisions. The adoption of the new accounting provisions resulted in a reclassification of minority interest to a separate component of total equity. Net income attributable to noncontrolling interests will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains and losses included in net income.

Common Stock Subject to Redemption

As a result of the issuance of the new accounting provisions for noncontrolling interests, certain amendments were made to the provisions included in SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” to include noncontrolling interests within its scope. The revisions clarified that if noncontrolling interests are determined to be redeemable they are classified as temporary equity and reported at their redemption value as of the balance sheet date. The retrospective application of the presentation and disclosure requirements of the new accounting provisions resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to our common stockholders.

As the use of the proceeds from our distribution reinvestment plan for redemptions is outside our control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity under EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” and are, therefore, presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in our balance sheet. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to our distribution reinvestment plan.

Share-Based Compensation

We have adopted an employee and director long-term incentive plan pursuant to which we may issue awards to our independent directors and to affiliates of our advisor. The relevant accounting provision covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period.

Income Taxes and REIT Qualification

We may elect to be taxed as a REIT under Sections 856 through 860 of the Code and may expect to be taxed as such commencing with our taxable year ending December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests as described in the section of our prospectus entitled “Federal Income Tax Considerations — Requirements for Qualification as a REIT” are met.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We have elected to treat our taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., as a taxable REIT subsidiary. In general, the taxable REIT subsidiary may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business. The taxable REIT subsidiary will be subject to corporate federal and state income tax. The taxable REIT subsidiary will follow tax accounting provisions, which requires the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of the date of this report, the taxable REIT subsidiary had not commenced operations.

Significant Accounting Pronouncements

As of September 30, 2009, we adopted the new provision for disclosure about the fair value of financial instruments extended to interim financial statements, ASC 825-10, “Disclosure about Fair Value of Financial Instruments.” The accounting provision requires interim and annual disclosures of the fair value of all financial instruments (recognized or unrecognized). Financial instruments, as of September 30, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value.

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company does not believe there will be a material impact on the results of operation or financial position when the new accounting provisions are adopted because we currently do not have any investments, or other variable interests, in entities that were determined to be VIEs.

Results of Operations

Overview

On May 6, 2008 we satisfied our minimum offering requirement and commenced operations. On June 18, 2009, affiliates of our sponsor contributed membership interests in the Properties to our operating partnership in exchange for 2.02 million operating partnership units (representing a net equity contribution of $20.2 million). The combined fair market value of the Properties was approximately $54.36 million. The Properties are occupied by Chicago Bridge & Iron (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenants for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of approximately 13 years, and the Renfro Corp lease had a remaining lease term of approximately 12 years.

In conjunction with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced on January 29, 2009. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Line of Credit”) to pay off the remaining balance of the prior loan and approximately $2.0 million to fund the tenant improvement allowance. The Term Debt has a three year term, and expires on January 31, 2012. The interest rate on the Term Debt is prime plus 1.0%, with a minimum of 6.50% for the term of the loan. The Term Debt calls for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The Line of Credit has an initial term of one-year, expires on January 29, 2010, and is to be reviewed by the lender for annual renewal thereafter. Upon expiration, we intend to negotiate an extension with the lender, refinance the Line of Credit or pay off the line of credit. If we are unable to negotiate an extension or refinance the Line of Credit, we will pay off the Line of Credit by using operating cash flow, funds generated from our private offering and our public offering and other potential sources, including funds advanced by our sponsor. The interest rate on the Line of Credit is prime plus 1.0%, with a minimum of 6.50%, during the one-year term. The Line of Credit provides for monthly, interest only payments, with the balance due upon the expiration of the initial one-year term. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro property.

The Plainfield property debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on our interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The loan had an initial term of 10 years and matures in November 2017. As of September 30, 2009 the unamortized loan principal was approximately $21.10 million.

There is no basis of comparison during the periods presented as we had no properties for the same periods presented in 2008. Additionally, our results of operations for the period from the date the affiliated properties were contributed, June 18, 2009 to September 30, 2009, are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization and interest expense will each increase in future periods as we acquire additional real estate assets.

Operating Results for the Three Months Ended September 30, 2009

Rental Income

Rental income for the three months ended September 30, 2009 was approximately $1.28 million, which includes three months of rental income for the affiliated properties contributed (approximately $1.07 million), adjustment to straight-line contractual rent ($96,421), the amortization of in-place lease valuation upon contribution ($8,836), and recovery of property tax expenses ($97,293). We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2009 was $232,487, consisting of property taxes ($97,293), property management fees ($32,082), and asset management fees ($103,112). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 was $124,349, consisting mostly of organizational costs associated with the public offering ($93,095) and directors’ and officers’ insurance ($16,477). We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2009 was $365,521. Depreciation expense consists of depreciation of building and building improvements of the contributed properties ($200,633). Amortization expense consists of the amortization of the contributed value allocated to intangible assets ($164,888). We expect depreciation and amortization expense to increase in future periods as we acquire additional real estate assets.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $574,841 related to the mortgage debt assumed with the contribution of the Properties.

Property Acquisition Fees and Expenses

Property acquisition expenses for the three months ended September 30, 2009 was $6,498. The acquisition costs were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations, and was adopted on January 1, 2009. We expect these costs to increase in the future as we acquire additional real estate assets.

Operating Results for the Nine Months Ended September 30, 2009

Rental Income

Rental income for the nine months ended September 30, 2009 was $1.45 million, which includes three months of rental income for the affiliated properties contributed ($1.21 million), adjustment to straight-line contractual rent ($110,349), the amortization of in-place lease valuation upon contribution ($10,260), and recovery of property tax expenses ($116,039). We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expense for the nine months ended September 30, 2009 was $269,100, consisting of property taxes ($116,039), property management fees ($36,360), and asset management fees ($116,701). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 was $414,579, consisting mostly of organizational costs associated with the public offering ($361,843) and directors’ and officers’ insurance ($16,477). We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2009 was $414,157. Depreciation expense consists of depreciation of building and building improvements of the contributed properties ($227,384). Amortization expense consists of the amortization of the contributed value allocated to intangible assets ($186,773). We expect depreciation and amortization expense to increase in future periods as we acquire additional real estate assets.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $649,904 related to the mortgage debt assumed with the contribution of the affiliated properties.

Property Acquisition Fees and Expenses

Property acquisition fees and expenses for the nine months ended September 30, 2009 was $1.64 million, consisting of acquisition fees of approximately $1.37 million and acquisition expenses of approximately $272,000. The acquisition fees and expenses were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations, and was adopted on January 1, 2009. We expect these costs to increase in the future as we acquire additional real estate assets.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem substantive. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO is presented in the following table for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net Loss	$(25,720)	$(1,927,968)
Add:
Depreciation and amortization	365,521	414,157

FFO	$339,801	$(1,513,811)

Set forth below is additional information related to certain items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss):

•	revenues in excess of actual cash received as a result of straight-line rent of $96,421 and $110,349 for the three and nine months ended September 30, 2009, respectively;

•	revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $8,836 and $10,260 for the three and nine months ended September 30, 2009; and

•

acquisition fees and expenses related to the contribution of real estate of approximately $6,498 and $1.64 million for the three and nine months ended September 30, 2009. Prior to January 1, 2009, acquisition fees and expenses related to the purchase of real estate were capitalized and amortized over the useful life of the building.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our advisor and its affiliates, proceeds received in this offering and operating cash flows generated from the Griffin properties and other properties we acquire in the future. Any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of the prospectus. Our advisory agreement provides that expenses advanced to us by our advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the public offering were initially paid by our advisor and will be reimbursed by us, up to (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs (excluding sales commissions and dealer manager fees), or (ii) 15.0% of the gross offering proceeds raised by us in the terminated or completed offering for all organizational and offering costs, including sales commissions and dealer manager fees. Operating cash flows are expected to increase as properties are added to our portfolio.

The Renfro Line of Credit, which is to expire on January 29, 2010, is subject to review, by the lender, for renewal and extension. Our intention is to renew and extend the Line of Credit. If the lender does not renew and extend the Line of Credit it will be paid off with proceeds from our private offering and primary public offering, operating cash flow, or other sources, including an advance from our sponsor.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We made our first distribution on June 15, 2009 to investors of record on May 31, 2009. We achieved our minimum escrow requirement on May 6, 2009, therefore, our first monthly distribution was only for a partial month. With the contribution of the affiliated properties, we funded distributions with operating cash flow, which substantially covers the current distributions. We may not be able to fund distributions entirely with the operating cash flow of the affiliated properties as we issue additional shares. In this case, distributions will be funded from both operating cash flow and offering proceeds until which time there is sufficient operating cash flow to fund distributions. The amount of distributions funded from offering proceeds will be considered a return of capital to the shareholder.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from our public offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Subsequent Events

Closing of Our Private Offering

On February 20, 2009, we began our private offering of up to 10,000,000 shares of common stock at $10.00 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Act) pursuant to a confidential private placement memorandum dated February 20, 2009, as supplemented. On November 6, 2009, we terminated our private offering in connection with the commencement of our public offering described below. As of November 6, 2009, we have issued 247,214 shares of our common stock in the private offering for gross proceeds of approximately $2.35 million.

Effectiveness of Our Public Offering

On November 6, 2009, the SEC declared our initial public offering effective. We registered 82,500,000 shares of our common stock in our initial public offering (SEC File No. 333-159167), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public in the primary public offering and 7,500,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. To date, we have sold 5,000 shares under our public offering.

New Agreements

On October 27, 2009, we entered into our dealer manager agreement for our public offering with Griffin Capital Securities, Inc., our dealer manager, pursuant to which Griffin Capital Securities, Inc. will provide wholesaling, sales promotional and marketing services to us in connection with our public offering. The dealer manager agreement may be terminated by either party upon prior written notice. See Note 6 to the financial statements included with this report, Related Party Transactions, for a description of the fees we anticipate paying our dealer manager pursuant to the dealer manager agreement.

On November 6, 2009, we entered into our advisory agreement for the public offering, pursuant to which our advisor will manage our day-to-day affairs. The term of the advisory agreement will end on its first anniversary and may be renewed for an unlimited number of successive one-year periods. See

Note 6 to the financial statements included with this report, Related Party Transactions, for a description of the fees we anticipate paying our advisor pursuant to the advisory agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We expect our primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of September 30, 2009 our debt consisted of two mortgage loans totaling approximately $34.1 million. The Renfro debt is variable rate debt that consists of a term loan and a line of credit. The interest rate on both loans is prime plus 1.0%, with a minimum interest rate of 6.5%. The line of credit matures in January 2010, and we expect to extend the line of credit pursuant to the terms of the agreement. If, however, we are unsuccessful in refinancing the line of credit we will pay off the line of credit with operating cash flow, equity proceeds, or other sources including funds advanced from the sponsor. The term loan matures in January 2012. The terms of the term loan call for interest only payments for the first year, then principal and interest payments thereafter. An increase in the current prime rate of 1.0% would have no impact on our future earnings of cash flows as the minimum interest rate would still apply.

The Plainfield loan bears a fixed rate of 6.65% for the term of the loan, and matures in November 2017.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (SEC File No. 333-159167).

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

We were engaged in a private offering of up to 10,000,000 shares of common stock at $10.00 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated February 20, 2009, as supplemented. From February 20, 2009 through September 30, 2009, we received net offering proceeds of approximately $2.0 million from the sale of 207,700 shares of common stock in this private offering after commissions, fees and expenses. On November 6, 2009, we terminated our private offering in connection with the commencement of our public offering described below.

Each of the purchasers of our common shares in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common shares were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

(b)

We registered 82,500,000 shares of our common stock in our current public offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public in the primary public offering and 7,500,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. Because our public offering had not commenced, as of September 30, 2009, we had issued no shares of common stock pursuant to our public offering.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)	During the third quarter ended September 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1*

Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

4.1*

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.1*

First Amended and Restated Limited Partnership Agreement of The GC Net Lease REIT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.2	Amended and Restated Advisory Agreement

10.4*

The GC Net Lease REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.6	Master Property Management, Leasing and Construction Management Agreement

10.7*

Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.8*

Amendment to Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.9*

Lease Agreement for Chicago Bridge & Iron Property, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.10*

Amendment to Lease Agreement for Chicago Bridge & Iron Property, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.11*

Contribution Agreement for Renfro Property, incorporated by reference to Exhibit 10.11 to Pre- Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on September 25, 2009, Commission File No. 333-159167

Exhibit No.	Description

10.12*

Contribution Agreement for Chicago Bridge & Iron Property, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on September 25, 2009,
Commission File No. 333-159167

21.1*

Subsidiaries of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 21.1 to Pre- Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

23.1*	Consent of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (included in Exhibit 5.1)

23.2*	Consent of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC with respect to tax opinion (included in Exhibit 8.1)

23.3*

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

24.1*

Power of Attorney, incorporated by reference to Exhibit 24.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GC NET LEASE REIT, INC.
(Registrant)

Dated: December 10, 2009	By:	/s/ Joseph E. Miller
Joseph E. Miller
Chief Financial Officer and Treasurer