Form 10-K
period 2009-12-31
GC NET LEASE REIT, INC.
filed 2010-03-30
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-159167

The GC Net Lease REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	26-3335705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 Rosecrans Avenue, Suite 3321, El Segundo, California 90245

(Address of principal executive offices)

(310) 606-5900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $2,046,330 assuming a market value of $10 per share, as of June 30, 2009.

As of March 26, 2010, there were 519,945 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of The GC Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

The GC Net Lease REIT, Inc. was formed on August 28, 2008 under the Maryland General Corporation Law (“MGCL”) for the purpose of engaging in the business of investing in single tenant net lease properties. The GC Net Lease REIT, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we” “us” and “our” refer to The GC Net Lease REIT, Inc. We did not meet certain requirements to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2009, and have deferred the election to be taxed as a REIT for the year ending December 31, 2010.

On August 28, 2008, our advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our charter authorizes 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We are currently offering a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

Griffin Capital Corporation is our sponsor, and is the sole member of our advisor, The GC Net Lease REIT Advisor, LLC, and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager.

Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P., which was formed in August 2008. On December 26, 2008, our advisor purchased a 99% limited partnership interest in our operating partnership for $200,000 and we contributed the initial $1,000 capital contribution we received to our operating partnership in exchange for a 1% general partner interest. Our operating partnership will own, directly or indirectly through one or more special purpose entities, all of the properties that we acquire.

On February 20, 2009, we commenced a private offering of up to 10 million shares of our common stock for $10.00 per share (subject to discounts for certain categories of purchasers) to accredited investors only pursuant to a confidential private placement memorandum.

On May 6, 2009 we satisfied the minimum offering requirement for the Offering and commenced operations. Our board of directors declared a distribution for the second quarter of 2009, which was initially paid on June 15, 2009.

On June 18, 2009, certain affiliates of our sponsor contributed membership interests in two entities, Plainfield Partners, LLC (“Plainfield”), a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (the “Plainfield property”) and Renfro Properties, LLC (“Renfro”), a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (the “Renfro property”) (collectively, the “Griffin properties”), to our operating partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the Griffin Properties was approximately $54.36 million. In conjunction with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. Since the contribution of the Griffin properties, our distributions have been substantially funded with operating cash flow.

On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared our registration statement effective. At the time our registration statement became effective we had raised approximately $2.35 million, and had 17 stockholders, pursuant to our private placement offering, which terminated on November 6, 2009.

Investment Objectives

Overview

If we sell the maximum in the Offering, we estimate that approximately 88.25% of the gross offering proceeds will be available for investment. Such net offering proceeds will be used to primarily invest in single tenant net lease properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. The remaining 11.75% will be used to pay sales commissions, dealer manager fees and reimburse organization and offering expenses. We expect our acquisition fees and actual acquisition expenses to constitute approximately 2.57% of our gross offering proceeds, which will allow us to invest approximately 85.68% in real estate investments. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant net lease properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant net lease properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect stockholders’ invested capital; and

•	achieve appreciation in the value of our properties over the long term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within eight to 11 years after completion of the Offering:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond 11 years after completion of the Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in the Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our advisor.

Investment Strategy

We will seek to acquire a portfolio of single tenant net lease properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net lease properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	mission critical to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent.

Our sponsor has been acquiring single tenant net lease properties for well over a decade. Our sponsor’s positive acquisition and ownership experience with single tenant net lease properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the critical nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.

We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net lease assets;

•	a clear alignment of interests between management and investors, as the affiliates of our sponsor invested over $20 million in our portfolio by contributing the Griffin properties;

•	stable cash flow backed by a portfolio of single tenant net lease real estate assets;

•	minimal exposure to operating and maintenance expense increases given our focus on single tenant net lease properties;

•	contractual lease rate increases enabling distribution growth;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.

General Acquisition and Investment Policies

We will seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have both the potential for growth in value and for providing regular cash distributions to our stockholders.

Our advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our advisor consider a number of factors, including but not limited to the following:

•	tenant creditworthiness;

•

lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Description of Leases

We expect, in most instances, to acquire single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically hold the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. To the extent we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We will weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants.

We anticipate that many of our acquisitions will have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our property manager.

Our Borrowing Strategy and Policies

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 60% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2009, our leverage was approximately 63%.

We may borrow amounts from our advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate.

We will make acquisitions of our real estate investments directly or indirectly through our operating partnership. We will acquire interests in real estate either directly through our operating partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

Real Property Investments

Our advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers, developers and potential tenants regarding the purchase and development of properties for us and other Griffin Capital-sponsored programs. At such time while the Offering is being conducted, if we believe that a reasonable probability exists that we will acquire a specific property, we will supplement our prospectus to disclose the negotiations and pending acquisition of such property. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific property, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. A supplement to our prospectus will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending acquisition is consummated, also by means of a supplement to our prospectus, if appropriate. STOCKHOLDERS SHOULD UNDERSTAND THAT THE DISCLOSURE OF ANY PROPOSED ACQUISITION CANNOT BE RELIED UPON AS AN ASSURANCE THAT WE WILL ULTIMATELY CONSUMMATE SUCH ACQUISITION OR THAT THE INFORMATION PROVIDED CONCERNING THE PROPOSED ACQUISITION WILL NOT CHANGE BETWEEN THE DATE OF THE SUPPLEMENT AND ANY ACTUAL PURCHASE. We intend to obtain what we believe will be adequate insurance coverage for all properties in which we invest. Some of our leases may require that we procure insurance for both commercial general liability and property damage; however, we expect that those leases will provide that the premiums will be fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured. However, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available.

Conditions to Closing Acquisitions

We will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including but not limited to, where appropriate:

•	property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments

As of December 31, 2009, we had not entered into any joint venture arrangements. We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the advisor uses to evaluate other real estate investments.

We may enter into joint ventures with affiliates of our advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our advisor will result in certain conflicts of interest.

Construction and Development Activities

As of December 31, 2009, we had not undertaken any construction or development activities. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use “taxable REIT subsidiaries” or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

Government Regulations

Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2009, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our advisor and its affiliates.

Investment Limitations in our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us, and we will not:

•

Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•

Invest in commodities or commodity futures contracts, except for future contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•

Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•

Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no affect on our ability to implement our share redemption program.

•

When applicable, grant warrants or options to purchase shares to our advisor or its affiliates or to officers or directors affiliated with our advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our advisor or its affiliates, except for certain mortgage loans described above.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgages

As of December 31, 2009, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Administration or another third-party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Affiliate Transaction Policy

Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our advisor and its affiliates.

Investment Company Act and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (“1940 Act”). Our advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.”

In addition, we do not intend to:

•	underwrite securities of other issuers; or

•	actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code (the “Code”).

Employees

We have no paid employees. The employees of our advisor provide management, acquisition, advisory and certain administrative services for us.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Industry Segments

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. These statements are based on management’s current expectations, beliefs, and assumptions and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in our forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations include, but are not limited to the following risks.

Risks Related to an Investment in The GC Net Lease REIT, Inc.

We have limited prior operating history or established financing sources, this is the first REIT sponsored by affiliates of our advisor, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in August 2008. We currently own two properties. Although members of our advisor’s management team have significant experience in the acquisition, finance, management and development of commercial real estate, this is the first REIT sponsored by affiliates of our advisor. Accordingly, the prior performance of real estate investment programs sponsored by our advisor and its affiliates may not be indicative of our future results.

To be successful in this market, we, through our advisor and its affiliates, must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “The GC Net Lease REIT, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose all or a portion of their investment.

Stockholders will not have the opportunity to evaluate our future investments before we make them, which makes an investment in us more speculative.

As of December 31, 2009, we own two properties. We will not provide stockholders with information to evaluate our future investments prior to our acquisition of properties, other than through our disclosures required by the rules of the SEC. We will seek to make a substantial portion of our investments in single tenant net lease properties. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate.

If we are unable to raise substantial funds, we will be limited in the number, type, and diversification of investments we may make, and the value of stockholders’ investments will fluctuate with the performance of the specific properties we acquire.

The Offering is being made on a best efforts basis, whereby the participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise a substantial amount of funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we, through our advisor, are unable to find suitable investments and related financing, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in selecting our investments and arranging financing. We currently own two properties. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, stockholders will have to rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall returns may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. If we pay distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties, which may reduce our stockholders’ overall returns.

Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Don Pescara, Julie A. Treinen and David W. Ford, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our ability to operate profitably will depend upon the ability of our advisor to efficiently manage our day-to-day operations.

We will rely on our advisor to manage our business and assets. Our advisor will make all decisions with respect to our day-to-day operations. Thus, the success of our business will depend in large part on the ability of our advisor to manage our operations. Any adversity experienced by our advisor or problems in our relationship with our advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our advisor and its officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our advisor and its officers and certain of our key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors of 18 other real estate programs, including nine programs having investment objectives and legal and financial obligations similar to ours, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate, which may constitute a breach of their fiduciary duties to us. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with some of our affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of some of our affiliates, including our sponsor, our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our advisor. Our advisor and its affiliates are actively involved in 18 other real estate programs and five other properties, including tenant in common programs and other real estate programs that may compete with us or otherwise have similar business interests. Our advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investments. If our advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investment.

We may face a conflict of interest when purchasing properties from affiliates of our advisor.

On June 18, 2009, we acquired the two Griffin properties from certain affiliates of our sponsor, including our Chairman and President, Kevin A. Shields, and our Vice President – Acquisitions, Don Pescara. We may purchase properties from one or more affiliates of our advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our advisor and its affiliates, our advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our advisor and its affiliates.

Our advisor will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our advisor will be entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While affiliates of our sponsor, including our president, will have a significant equity interest in our operating partnership through the contribution of the Griffin properties, the advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory agreement will require us to pay a performance-based termination fee to our advisor in the event that we terminate our advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated advisor.

At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue if there is a substantial difference in the amount of subordinated fees the advisor may receive for each liquidity event. Our advisor may prefer a liquidity event with higher subordinated fees. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge us with our advisor in anticipation of the listing process. Such merger may result in substantial compensation to the advisor which may create certain conflicts of interest.

Our advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other Griffin Capital-sponsored programs, including other REITs, for the acquisition, development or improvement of properties. Our advisor may have conflicts of interest in determining which Griffin Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC acts as legal counsel to us and also represents our sponsor, advisor, our dealer manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker, Donelson, Bearman, Caldwell & Berkowitz, PC may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker, Donelson, Bearman, Caldwell & Berkowitz, PC may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to the Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We are not afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our articles of incorporation contain limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles of incorporation would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

A stockholder’s investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2009, we own two properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, stockholders will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

If stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the MGCL and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•

any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

All other matters are subject to the discretion of our board of directors. Therefore, stockholders are limited in their ability to change our policies and operations.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during the Offering and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during the Offering.

Stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2009, we had 253,266 shares of common stock issued and outstanding, and we own approximately 11% of the limited partnership units of our operating partnership and certain affiliates of our sponsor own approximately 89% of the limited partnership units of our operating partnership. Because of these and other reasons, stockholders should not expect to be able to own a significant percentage of our shares.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, and our operating expense levels, as well as many other variables.

Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Risks Related to Investments in Single Tenant Net Lease Real Estate

Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant, including those caused by the current economic downturn.

We expect that many of our properties, including the Griffin properties, will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing a severe economic slowdown affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic slowdown. Lease payment defaults by tenants, including those caused by the current economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition, operating results and our ability to pay distributions.

Until we acquire a diversified portfolio of properties, we will be substantially reliant upon Chicago Bridge & Iron Company and Renfro Corporation.

All of our current rental income is derived from Chicago Bridge & Iron Company and Renfro Corporation. The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants or their parent companies and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of either of these tenants or their parent companies may result in the failure or delay of such tenant’s rental payments which may have a substantial adverse effect on our financial performance.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.

Net leases may not result in fair market lease rates over time.

We expect a large portion of our rental income to come from net leases, and net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We focus our investments on commercial and industrial properties, a number of which may include manufacturing facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to stockholders.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.

General Risks Related to Investments in Real Estate

Adverse economic conditions may negatively affect our property values, returns and profitability.

Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past twelve months than in prior periods. As a result, this slowdown has reduced demand for space and removed support for rents and property values. The following market and economic challenges may adversely affect our property values or operating results:

•	poor economic times may result in a tenant’s failure to meet its obligations under a lease or bankruptcy;

•	re-leasing may require reduced rental rates and increased costs involved in re-leasing, under the new leases; and

•

increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution, or, to the extent we are able to pass such increased insurance premiums on to our tenants, may increase tenant defaults.

A continuing environment of declining prices could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of our properties may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that the current economic downturn is prolonged or becomes more severe.

Disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders.

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing, including the Renfro Line of Credit (defined below), which matures, effectively, on January 29, 2011, based on an automatic six-month extension should the line not be paid in full at July 29, 2010, and the Renfro Term Debt (defined below), which matures on January 31, 2012. If interest rates are higher when the properties are refinanced, our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, accounting, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Although we expect that we will invest primarily in properties that have operating histories or whose construction is complete, from time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, operating cash flows from these properties will be delayed and can affect how distributions will be funded. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of capital costs to comply, fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to stockholders and may reduce the value of stockholders’ investments.

Further, we may not obtain an independent third-party environmental assessment for every property we acquire. In addition, we cannot assure stockholders that any such assessment that we do obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to stockholders.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in the Offering, which could result in higher leverage or a less diversified portfolio of real estate.

We will be subject to risks associated with the co-owners in our co-ownership arrangements that otherwise may not be present in other real estate investments.

We may enter into joint ventures or other co-ownership arrangements with respect to a portion of the properties we acquire. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•

the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•

the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the co-ownership arrangement; or

•

the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.

Risks Associated with Debt Financing

If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to stockholders and decrease the value of stockholders’ investments.

We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, the Griffin properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of funds available for distributions we pay to our stockholders and decrease the value of our stockholders’ investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders.

We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Although, technically, our board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in losing our REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of our operating partnership or an underlying property owner could also threaten our ability to maintain REIT status.

Stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat The GC Net Lease REIT TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•

part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2011 has been reduced to a maximum rate of 15% for federal income tax purposes. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed or in the case where the REIT has received a taxable dividend from a regular “C” corporation such as from our taxable REIT subsidiary. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA and Related Risks for Employee Benefit Plans, IRAs, and Other Tax-Favored Benefit Accounts

ERISA and the Code impose certain restrictions on (i) employee benefit plans (as defined in Section 3(3) of ERISA), (ii) plans described in Code Section 4975(e)(1), including IRAs and Keogh plans, (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities, and (iv) persons who have certain specified relationships to such plans, i.e., parties-in-interest under ERISA and disqualified persons under the Code. If stockholders are investing the assets of such a plan or account in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA, the Code, or other applicable law;

•	their investment is made in accordance with the documents and instruments governing their IRA, plan or other account, including any applicable investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA or other applicable law;

•	their investment will not impair the liquidity of the IRA, plan or other account;

•	their investment will not produce UBTI for the IRA, plan or other account;

•	they will be able to value the assets of the plan annually in accordance with the requirements of ERISA or other applicable law, to the extent applicable; and

•

their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or constitute a violation of analogous provisions under other applicable law, to the extent applicable.

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in our shares.

ERISA and Code Section 4975 prohibit certain transactions that involve a “party-in-interest” (under ERISA) or a “disqualified person” (under the Code) and any of the following: (i) employee benefit plans (as defined in Section 3(3) of ERISA), (ii) plans described in Code Section 4975(e)(1), including individual retirement accounts and Keogh plans, (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities, and (iv) persons who have certain specified relationships to such plans, i.e., parties-in-interest under ERISA and disqualified persons under the Code. For example, based on the reasoning of the U.S. Supreme Court in John Hancock Life Ins. Co. v. Harris Trust and Savings Bank, 510 U.S. 86 (1993), an insurance company’s general account may be deemed to include assets of plans investing in the general account (e.g., through the purchase of an annuity contract), and the insurance company might be treated as a party-in-interest or disqualified person with respect to a plan by virtue of such investment. Consequently, the fiduciary of a plan or trustee or custodian of an account contemplating an investment in our shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the IRA, plan or other account and, if so, whether an exception from such prohibited transaction rules is applicable.

In addition, the Department of Labor (“DOL”) plan asset regulations as modified by ERISA Section 3(42) provide that, subject to certain exceptions, the assets of an entity in which an IRA, plan or other account holds an equity interest may be treated as assets of an investing IRA, plan or other account, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. Furthermore, if an employee benefit plan invests in our shares and we have significant participation by benefit plan investors (as defined in the DOL plan asset regulations), the standards of prudence and other provisions of ERISA could extend to us with respect to our investments and the trustee or other fiduciary of such plan may be deemed to have improperly delegated fiduciary responsibilities to us in violation of ERISA. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets from being treated as assets of any investing IRA, plan or other account.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

On June 18, 2009, certain affiliates of our sponsor, including our President and Chairman, Kevin A. Shields, and our Vice President – Acquisitions, Don Pescara, contributed the Griffin Properties to our operating partnership, which consist of two single tenant net lease properties containing an aggregate of 743,000 gross rentable square feet having an approximate $54.36 million total valuation with $20.2 million of equity, in exchange for 2.02 million operating partnership units.

In connection with the contribution transactions, we assumed approximately $34.16 million of mortgage debt. Our advisor received approximately $1.36 million in acquisition fees, plus reimbursement of $272,000 in acquisition expenses in connection with the acquisition of the Griffin properties. In addition, we entered into a tax protection agreement obligating our operating partnership to reimburse certain affiliates of our sponsor (or their partners) in the event that the operating partnership (i) disposes of any of the Griffin properties, (ii) refinances any of its indebtedness, or (iii) takes other actions with respect to the Griffin properties, the result of which causes the recognition of income or gain by any of certain affiliates of our sponsor with respect to any of the Griffin properties prior to November 11, 2017 for tax liabilities resulting from the recognition of such income or gain.

The market and demographic data contained in the following descriptions of the Renfro and Plainfield properties was primarily obtained from the appraisals of each property. Although we believe these independent sources are reliable as of their dates of issuance, the market and demographic information contained therein has not been independently verified and we cannot ensure the accuracy or completeness of this information. As a result, stockholders should be aware that the market and demographic data contained in the following descriptions, and beliefs and estimates based on such data, may not be reliable.

Renfro

The Renfro property is a single-story warehouse/distribution property containing approximately 565,000 rentable square feet located at 1702 Springdale Drive, Clinton, South Carolina, part of the Greenville, South Carolina regional market. The property was built in 1986 and is located on a tract of land of approximately 42.2 acres in Laurens County, approximately 45 miles southeast of Greenville. The Renfro property consists of a warehouse/distribution building, a small office building, a surface parking lot and a truck maintenance facility. The Renfro property is adjacent to U.S. Highway 76, which provides access to Interstate 26. The Greenville regional market is home to a number of Fortune 500 companies and includes a large percentage of international investment. Clinton is a community that is ideally situated within a one-hour drive of the metropolitan centers of Columbia, Greenville and Spartanburg, South Carolina.

The Renfro property is leased in its entirety to Renfro Corporation under a triple-net lease. Renfro utilizes the property as its principal regional distribution center, which serves Renfro’s largest domestic manufacturing facility, located in nearby Whitmire, South Carolina. Renfro is a privately-held corporation, founded and headquartered in North Carolina since 1921. Renfro is the largest manufacturer of socks in the U.S. and the second largest manufacturer of all hosiery products in the world, with total disclosed annual revenues of approximately $350 million. Renfro manufactures socks under the Fruit of the Loom, Nike, Ralph Lauren, Dr. Scholl’s and Starter brands, among others, and is the largest supplier of hosiery products to Wal-Mart. Renfro employs over 4,500 people worldwide and operates manufacturing facilities in North Carolina, South Carolina, Alabama, India, Turkey, Pakistan and Mexico. The proximity of the Renfro property to the Whitmire manufacturing facility combined with the relatively low occupancy cost and immediate access to the regional transportation network, by virtue of the property’s location at the confluence of four state highways and two interstate highways, make the Renfro property and its location critical to maintaining the low cost structure that Renfro desires and requires to maintain its competitive posture in the hosiery industry.

The Renfro lease originally commenced on July 24, 1998, was amended in January 2009 and terminates on January 31, 2021. The rent schedule for the extended term of the Renfro lease is as follows:

Month Commencing	Approximate Annual Base Rent	$/Square Foot
February 2009	$1,863,000	$3.30
February 2014	$2,078,000	$3.68

In connection with a lease amendment with Renfro Corporation, Renfro is required to expend $2.0 million in cash reserves for tenant improvements, including repair of the roof. The reserve was funded with proceeds from the refinancing of the Renfro debt. There are no known environmental issues associated with the Renfro property. In the opinion of management, the Renfro property is adequately covered by insurance.

Plainfield

The Plainfield property is an office/laboratory property containing a total of approximately 176,000 rentable square feet located at 1501 North Division Street, Plainfield, Illinois, part of the Chicago, Illinois regional market. The property was constructed between 1958 and 1991, with the buildings having a weighted average age of 27 years. The property sits on a tract of land of approximately 29.1 acres in Will County, approximately 35 miles southwest of Chicago. The Plainfield property consists of two office buildings and a laboratory. The property is located approximately three miles from Interstate 55 and is 10 miles and 12 miles from Interstates 80 and 88, respectively. Plainfield and its adjacent suburban communities have experienced robust growth as of late because they constitute a relatively lower cost area in the Chicago regional market with excellent access to local and regional infrastructure.

The Plainfield property is leased in its entirety to Chicago Bridge & Iron Company (Delaware), under a triple-net lease. Chicago Bridge & Iron utilizes the property as the home office for its intellectual personnel, with the bulk of its engineers located at the property. Chicago Bridge & Iron N.V., the parent company of Chicago Bridge & Iron Company, is the guarantor of the Chicago Bridge & Iron lease. Chicago Bridge & Iron N.V. is a publicly-traded corporation listed on the New York Stock Exchange, and is one of the world’s largest engineering, procurement and construction companies, with approximately 18,000 employees worldwide. Chicago Bridge & Iron N.V. has over 80 locations around the world, over 70 proprietary licensed technologies and over 1,500 patents and patent applications. The proximity of the Plainfield property to the Chicago regional market’s many institutions of higher learning and the corresponding access to a consistent flow of new intellectual talent makes the property critical to maintaining Chicago Bridge & Iron’s competitive edge in the highly technical industry in which it competes.

The Chicago Bridge & Iron lease commenced on June 5, 2001, was amended in October 2007 and terminates on October 31, 2022. Chicago Bridge & Iron has the right, at its option, to extend the initial term of the lease for four additional five-year periods. As part of the lease, in addition to the annual base rent, Chicago Bridge & Iron must contribute $100,000 annually toward a reserve fund that is escrowed for any unforeseen capital expenditures. The rent schedule for the remaining term of the Chicago Bridge & Iron lease is as follows:

Month Commencing	Approximate Annual Base Rent	$/Square Foot
October 2007	$2,415,000	$13.72
July 2011	$2,587,000	$14.69
July 2016	$2,776,000	$15.77
July 2021	$2,986,000	$16.96

Chicago Bridge & Iron also has the right to terminate the lease, provided no instance of default by Chicago Bridge & Iron has occurred and is continuing under the lease which would create a default under our loan documents related to the Plainfield property, if Chicago Bridge & Iron provides notice that it intends to cease operations on the property. Upon giving such notice, Chicago Bridge & Iron would be required to assist in marketing the Plainfield property for a period up to 15 months, in an effort to obtain the maximum sale price, taking into account all pertinent factors. Chicago Bridge & Iron would have a right of first refusal on any offer to purchase the Plainfield property during such period. After a period of one year from the date Chicago Bridge & Iron provided notice of its intention to cease operations, the highest offer, if any, received during such one-year period would be deemed accepted for purposes of calculating the liability of Chicago Bridge & Iron due to its termination of the lease, as described below.

Upon the earlier of the closing of a sale of the Plainfield property or the end of the 15-month period commencing upon the date of Chicago Bridge & Iron’s notice, Chicago Bridge & Iron would be required to pay a termination price that amounts to the positive differential between the actual sale price or deemed sale price (pursuant to a “deemed” acceptance described above) and the combination of the following: (1) a threshold amount (defined in the lease as a certain amount decreasing over time from $21.5 million to $18.6 million); (2) certain prepayment premiums; and (3) certain yield maintenance payments, defeasance or similar fees and costs. Upon Chicago Bridge & Iron’s payment of this termination price, the lease would terminate. If Chicago Bridge & Iron provides notice of its intention to cease operations and subsequently exercises its right of first refusal to purchase the Plainfield property, yet fails to voluntarily cease its operations on the Plainfield property within 15 months following its notice, then Chicago Bridge & Iron would be required to pay, in addition to the termination price, a purchase price differential (defined in the lease as a certain amount increasing over time from $11.5 million to $37.5 million). This obligation for the purchase price differential would survive the termination of the lease upon payment of the termination fee.

In connection with a lease amendment dated October 30, 2007, Plainfield provided Chicago Bridge & Iron with a $7.4 million tenant improvement allowance to pay, in part, for the $8.35 million of budgeted expenses the tenant intends to spend on substantial tenant improvements, including installation of a new HVAC system, new roof, new electrical systems and new ceiling grids and lighting. There are no known environmental issues associated with the Plainfield property. In the opinion of management, the Plainfield property is adequately covered by insurance.

As part of the contribution transactions, our sponsor assigned to us all of its interest in an option to purchase from Chicago Bridge & Iron an additional 3.2 acre plot adjacent to the Plainfield property for $1.00. This option expires upon the earlier of July 1, 2041 or the expiration or termination, other than termination as a result of an instance of default by Chicago Bridge & Iron, of the underlying lease with Chicago Bridge & Iron.

Acquisition Indebtedness

Renfro Mortgage Debt

On January 29, 2009, Renfro refinanced the prior loan on the Renfro property with Inland Bank & Trust (“Inland”) in an aggregate amount of $13.0 million to fund the following: (1) $8.0 million to partially pay off the prior Renfro debt (the “Renfro Term Debt”); and (2) $5.0 million as a revolving line of credit to be used to pay off the balance of the prior Renfro debt and the balance of approximately $2.0 million to fund tenant improvements in connection with a lease amendment (the “Renfro Line of Credit”).

The Renfro Term Debt has a term of three years and expires on January 31, 2012. The Renfro Term Debt bears a floating interest rate of Prime plus 1.00% per annum, with a minimum interest rate of 6.50%, during the term of the loan. The Renfro Term Debt provides for monthly, interest-only payments during the tenant improvement period, with monthly, principal and interest payments, based upon a 25-year amortization schedule, thereafter for the remaining term of the Renfro Term Debt.

The Renfro Line of Credit had an initial term of one year but was extended until July 29, 2010 with an automatic six-month extension to January 29, 2011. The Renfro Line of Credit bears a fixed interest rate of 6.50% per annum. In addition, the Renfro Line of Credit provides for monthly, interest-only payments, with the entire principal balance outstanding due upon the expiration of the extended term, or January 29, 2011. The fee paid to the lender for the extension was $12,500 or .25%. If we choose to extend for another six months, we will be required to pay an additional .25%. In the event that we cannot further extend or renew the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt.

The Renfro Term Debt and the Renfro Line of Credit are secured by a first mortgage and assignment of rents and leases on the Renfro property. In addition, Kevin A. Shields, our President, serves as a guarantor of both the Renfro Term Debt and the Renfro Line of Credit. Lender fees on the Renfro Term Debt and the Renfro Line of Credit were approximately $48,500. Renfro also paid a loan brokerage fee to Cohen Financial in the amount of $65,000 or 0.60% of the total balance of $13.0 million. The Renfro debt documents contain a number of customary representations, warranties, covenants and indemnities.

Plainfield Mortgage Debt

In connection with the contribution transactions, we assumed the obligations of Plainfield under a secured loan with Artesia Mortgage Capital Corporation evidenced by that certain Fixed Rate Note dated October 30, 2007 in the principal amount of $21.16 million (the “Plainfield mortgage debt”). The Plainfield mortgage debt note is secured by a first mortgage and security agreement on our interest in the underlying Plainfield property, a fixture filing, and an assignment of leases, rents, income and profits. The Plainfield mortgage debt has an initial term of ten years and matures November 11, 2017.

The Plainfield mortgage debt bears a fixed interest rate of 6.65% per annum for the term of the loan. The Plainfield mortgage debt provides for principal and interest payments due on the 11th day of each calendar month, with such payments having commenced under the loan on December 11, 2007. If we default on the Plainfield mortgage debt, for any reason, the lender may accelerate the entire balance then-outstanding under the loan and impose certain late fees and/or default penalties. If certain conditions are met, we may elect to prepay a portion or the entire outstanding balance of the Plainfield mortgage debt upon no less than 30 days and no more than 60 days written notice to the lender, without a prepayment penalty, but only at certain times in the last two months prior to the maturity date of the loan. Otherwise, any prepayment by us is subject to a prepayment premium. The Plainfield mortgage debt documents contain a number of customary representations, warranties, covenants and indemnities.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 26, 2010, we had approximately $5.1 million in shares of common stock outstanding, including 1,288 shares issued pursuant to our distribution reinvestment plan, held by a total of 60 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our Charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans subject to the annual reporting requirements of ERISA and Account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. Until 18 months after the completion of any subsequent offerings of our shares (excluding offerings under our distribution reinvestment plan), we intend to use the offering price of shares in our most recent offering as the per share net asset value (unless we have made a special distribution to stockholders of net sales proceeds from the sale of one or more properties prior to the date of determination of net asset value, in which case we will use the offering price less the per share amount of the special distribution). Beginning 18 months after the completion of the last offering of our shares, our board of directors will determine the value of the properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole.

We anticipate that we will provide annual reports of our determination of value (1) to Account trustees and custodians not later than January 15 of each year, and (2) to other Plan fiduciaries within 75 days after the end of each calendar year. Each determination may be based upon valuation information available as of October 31 of the preceding year, updated, however, for any material changes occurring between October 31 and December 31.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties can be sold;

•	our stockholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop; or

•	that the value, or method used to establish value, would comply with ERISA or Code requirements described above.

For purposes of the preceding paragraphs, “Plans” include tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA, and annuities described in Section 403(a) or (b) of the Code, and “Accounts” include an individual retirement account or annuity described in Sections 408 or 408A of the Code (also known as IRAs), an Archer MSA described in Section 220(d) of the Code, a health savings account described in Section 223(d) of the Code, and a Coverdell education savings account described in Section 530 of the Code.

Distributions

We expect to make an election to be taxed as a REIT under Sections 856 through 860 of the Code and expect to be taxed as such commencing not later than our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We will annually notify stockholders of the taxability of distributions paid during the preceding year.

All distributions were paid from proceeds raised in a private offering of our shares and operating cash flow generated from the Griffin properties contributed to our operating partnership. The following table shows the distributions we have declared and paid through December 31, 2009:

Quarter	Total Distributions Paid to Limited Partners	Total Distributions Declared and Paid To Stockholders (3)		Distributions Declared per Common Share (2)	Annualized Percentage Return
2nd Quarter 2009	$44,827	$17,120	(1)	$0.10	6.75%
3rd Quarter 2009	$343,677	$34,961		$0.17	6.75%
4th Quarter 2009	$343,677	$40,752		$0.17	6.75%

(1)	Distributions began on June 15, 2009, for the period from May 6, 2009, the date we satisfied the minimum offering requirements, through May 31, 2009.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.

(3)	Declared distributions are paid monthly in arrears.

Securities Authorized for Issuance under Equity Compensation Plans

On February 12, 2009, our board of directors adopted our Employee and Director Long-Term Incentive Plan (the “Plan”). The Plan was approved and adopted in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights, distribution equivalent rights and other equity-based awards, including, but not limited to, restricted stock.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, the Compensation Committee, when formed, may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the Compensation Committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

In the event that the Compensation Committee, when formed, determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the Compensation Committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	–	–	25,327
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	–	–	25,327

* The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2009, we had 253,266 outstanding shares of common stock, including shares issued pursuant to the distribution investment plan.

Use of Proceeds from Registered Securities

We registered 82,500,000 shares of our common stock in the Offering (SEC File no. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public and 7,500,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2009, we had issued approximately 253,266 shares of common stock in our Offering, raising gross offering proceeds of approximately $2.4 million. From this amount, we paid approximately $1.6 million in acquisition fees and expenses to our advisor, $128,670 in selling commissions and dealer manager fees to our dealer manager (of which $58,126 was reallowed to third-party broker dealers), and $44,138 to our advisor for reimbursement of organization and offering costs. We have used our net offering proceeds to fund organization and offering costs, and other business operating expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion consisting of at least 25% of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, our advisor or their affiliates any fees to complete any transactions under our share redemption program.

The redemption price per share will depend on the length of time our stockholders have held such shares as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	after one year from the purchase date—92.5% of the Redemption Amount (as defined below);

•	after two years from the purchase date—95.0% of the Redemption Amount;

•	after three years from the purchase date—97.5% of the Redemption Amount; and

•	after four years from the purchase date—100% of the Redemption Amount.

At any time we are engaged in an offering of shares, the Redemption Amount for shares purchased under our share redemption program will always be equal to or lower than the applicable per share offering price. As long as we are engaged in an offering at $10 per share, the Redemption Amount shall be the lesser of the amount stockholders paid for their shares or $10 per share. If at any time we are engaged in an offering of shares at a different amount than $10 per share, the Redemption Amount shall be the per share price of the current offering of shares. We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering of shares (excluding offerings under our distribution reinvestment plan), and during such time the Redemption Amount shall be the per share price of such offering. Thereafter the per share Redemption Amount will be based on the then-current net asset value of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date as a result of the sale of such property in the special distribution. Our board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

Stockholders generally have to hold their shares for one year before selling their shares to us under the program; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for the shares.

During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

We will redeem our shares on the last business day of the month following the end of each quarter. Requests for redemption would have to be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Stockholders may withdraw their request to have their shares redeemed at any time prior to the last day of the applicable quarter.

If we could not purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if, any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date. The redemption price per share will be determined on the date of redemption, as will the Redemption Amount.

Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days notice at any time. Additionally, we will be required to discontinue sales of shares under our distribution reinvestment plan on the earlier of November 6, 2011, which is two years from the effective date of the Offering, or the date we sell 7,500,000 shares under the plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the proceeds we receive from the sale of shares under our distribution reinvestment plan, the discontinuance or termination of our distribution reinvestment plan will adversely affect our ability to redeem shares under our share redemption program. We would notify stockholders of such developments (1) in the annual or quarterly reports mentioned above or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of our shares on a national securities exchange, or our merger with a listed company. Our share redemption program will be terminated if our shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program will be cancelled and will return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2009, we did not redeem any shares under our share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in the annual report on Form 10-K:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Operating Data
Total revenues	$2,732,577	$–
Net loss	(2,235,586)	–
Net loss per common share	(1.79)	–
Cash distributions declared per common share	(0.44)

Balance Sheet Data
Real estate facilities, net	$53,486,605	$–
Total assets	55,294,930	201,000
Total debt	34,041,558	–
Total liabilities	37,016,005	–
Stockholders’ equity	591,183	1,000
Total equity	18,269,931	201,000

Other Data
Net cash provided by operating activities	$58,498	$–
Net cash provided by investing activities	–	–
Net cash provided by financing activities	127,774	–

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.

Overview

The GC Net Lease REIT, Inc. was formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. The GC Net Lease REIT, Inc. is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc.

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

On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. Our board of directors declared a distribution for the second quarter of 2009, which was initially paid on June 15, 2009.

On June 18, 2009, affiliates of our sponsor contributed membership interests in two entities, Plainfield Partners, LLC (“Plainfield”), a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (the “Plainfield property”) and Renfro Properties, LLC (“Renfro”), a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (the “Renfro property”) (collectively, the “Griffin properties”), to our operating partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the Griffin properties contributed was approximately $54.36 million. In conjunction with the contribution we assumed approximately $34.16 million of existing debt. Since the contribution of the Griffin properties, distributions have been substantially funded with operating cash flow.

On November 6, 2009, the SEC declared our registration statement effective. At the time our registration statement became effective we had raised approximately $2.35 million, and had 17 stockholders, pursuant to our private placement offering which terminated on November 6, 2009.

Our results of operations for the year ended December 31, 2009 are not indicative of those expected in the future periods as we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Real Estate Purchase Price Allocation

On January 1, 2009 we adopted new accounting provisions, Accounting Standards Codification (“ASC”) 805-10, “Business Combinations,” to account for business combinations. ASC 805-10 requires that we allocate the acquisition price of properties to the tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. We will utilize independent appraisals to determine the fair values of the tangible assets of an acquired property.

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

The aggregate fair value of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs, which are estimated using methods similar to those used by independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets in the consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of our existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets acquired and liabilities assumed requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income.

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

Acquisition-related costs and restructuring costs are recognized separately from the business combination and expensed in the period incurred.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. If, based on our analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to reduce the carrying value to the estimated fair value.

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

Depreciation of Real Property Assets

The purchase price of real estate acquired and costs related to development, construction, and property improvements will be capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and will be charged to expense as incurred. We consider the period of future benefit of an asset to determine the appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining lease term
Tenant origination and absorption cost	Remaining lease term
In-place lease valuation	Remaining lease term

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

On January 1, 2009 we adopted new accounting provisions, ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” for noncontrolling interests, which require all entities to report noncontrolling interests (formerly “minority interest”) in subsidiaries within equity in the consolidated financial statements, but separate from parent shareholders’ equity. Also, the accounting provisions require any acquisitions or dispositions of noncontrolling interests that do not result in a change of control be accounted for as equity transactions. Further, the provisions require a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. We retrospectively reflected the presentation and the disclosures in the accompanying balance sheet and related notes as required by the new accounting provisions. The adoption of the new accounting provisions resulted in a reclassification of minority interest to a separate component of total equity. Net income attributable to noncontrolling interests will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. Additionally, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains and losses included in net income.

Common Stock Subject to Redemption

As a result of the issuance of the new accounting provisions for noncontrolling interests, certain amendments were made to the provisions included in ASC 480-10, “Distinguishing Liabilities from Equity” to include noncontrolling interests within its scope. The revisions clarified that if noncontrolling interests are determined to be redeemable they are classified as temporary equity and reported at their redemption value as of the balance sheet date. The retrospective application of the presentation and disclosure requirements of the new accounting provisions resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to our common stockholders.

As the use of the proceeds from our distribution reinvestment plan for redemptions is outside our control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity pursuant to guidance in ASC 480-10, “Distinguishing Liabilities from Equity” and are, therefore, presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in our balance sheet. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to our distribution reinvestment plan.

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

Income Taxes and REIT Qualification

We will not make an election to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2009, as we did not meet certain REIT requirements. We have deferred the REIT election to December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, after the REIT election has been made, we will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. We believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in a manner that, once we qualify to be treated as a REIT, we will remain qualified as a REIT for federal income tax purposes.

We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests as described in the section of our prospectus entitled “Federal Income Tax Considerations—Requirements for Qualification as a REIT” are met.

We could engage in certain business activities that could have an adverse effect on our REIT qualification. We have elected to isolate these business activities in the books and records of the taxable REIT subsidiary (the “TRS”). In general, the TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of December 31, 2008 and December 31, 2009, the TRS has not commenced operations.

For the year ended December 31, 2009, we provide for income taxes on all transactions that have been recognized in accordance with ASC 740, “Income Taxes.” Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. ASC 740 requires that we record a valuation allowance against the net deferred income tax assets associated with our net operating loss (“NOL”) carryforwards if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding our ability to generate sufficient future taxable income to realize this asset, we have recorded a valuation allowance for the entire amount of the net deferred tax asset. It is possible, however, that we could be profitable in the future at levels which could cause us to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we could record the estimated net realizable value of the deferred income tax asset at that time (See Note 5 of the Notes to the consolidated Financial Statements contained in this report, Income Taxes).

Significant Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”) became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States of America, and is effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical references incorporated into the accompanying financial statements have been updated to correspond to the new FASB codification reference.

As of December 31, 2009, we adopted the new provision for disclosure about the fair value of financial instruments, ASC 825-10, “Disclosure about Fair Value of Financial Instruments.” The accounting provision requires interim and annual disclosures of the fair value of all financial instruments (recognized or unrecognized). Financial instruments, as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value.

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions will be effective for fiscal years and interim periods beginning after November 15, 2009. As of December 31, 2009, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. We adopted ASC 855 with no impact on our financial position or results of operations.

In April 2009, the FASB issued updated guidance of ASC 820, “Fair Value measurements.” The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. We adopted this updated guidance with no impact on our consolidated financial position or results of operations.

Results of Operations

Overview

On May 6, 2008 we satisfied our minimum offering requirement and commenced operations. On June 18, 2009, affiliates of our sponsor contributed membership interests in the Griffin properties to our operating partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the Griffin properties was approximately $54.36 million. The Griffin properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenants for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of 13 years, and the Renfro Corp lease had a remaining lease term of 12 years.

In conjunction with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced on January 29, 2009. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Renfro Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Renfro Line of Credit”) to pay off the remaining balance of the prior loan and $2.0 million to fund the tenant improvement allowance. The Renfro Term Debt has a three year term, and expires on January 31, 2012. The interest rate on the Renfro Term Debt is the prime rate plus 1.0%, with a minimum of 6.50% for the term of the loan. The Renfro Term Debt calls for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro property.

The Renfro Line of Credit had an initial term of one year but was extended for six months to July 29, 2010 with an automatic six-month extension should the Line of Credit not be paid in full by that date. Also, as a term of the extension agreement, the interest rate was modified to a fixed rate of 6.50% from the prime rate plus 1.0% with a minimum of 6.50%. In the event that we cannot further extend or renew the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt. The Renfro Line of Credit provides for monthly, interest-only payments, with the entire principal balance outstanding due upon the expiration of the extended term, or January 29, 2011.

The Plainfield mortgage debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on our interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The loan had an initial term of 10 years and matures in November 2017. As of December 31, 2009 the unamortized loan principal was approximately $21.0 million.

There is no basis of comparison to the prior year as we had no properties for the year ended December 31, 2008. Additionally, our results of operations for the period from the date the Properties were contributed, June 18, 2009, to December 31, 2009, are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization and interest expense will each increase in future periods as we acquire additional real estate assets.

Operating Results for the Year Ended December 31, 2009

Rental Income

Rental income for the year ended December 31, 2009 was approximately $2.5 million, which includes six and one-half months of rental income for the Griffin Properties contributed (approximately $2.28 million), adjustment to straight-line contractual rent ($206,770), and the amortization of in-place lease valuation upon contribution ($19,314). Also included as a component of revenue is the recovery of property taxes in the amount of $213,878. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2009 were $501,994, consisting of property taxes ($213,878), property management fees ($68,442), and asset management fees ($219,674). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We have deferred payment of the asset management and property management fees in an effort to fund distributions from operating cash flow. As of December 31, 2009, deferred asset management and property management fees were $139,633 and $39,470 and are reflected as a liability in the accompanying balance sheet. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $683,769, consisting mostly of organizational costs associated with the private and public offering ($349,483), directors’ and officers’ insurance ($76,022), transfer agent fees ($16,630) and professional fees, primarily including accounting and legal costs ($222,498). We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2009 was $920,919. Depreciation expense consists of depreciation of building and building improvements of the Properties ($569,346). Amortization expense consists of the amortization of the contributed value allocated to intangible assets ($351,573). We expect depreciation and amortization expense to increase in future periods as we acquire additional real estate assets.

Interest Expense

Interest expense for the year ended December 31, 2009 was approximately $1.2 million related to the mortgage debt assumed with the contribution of the Properties.

Property Acquisition Fees and Expenses

Property acquisition fees and expenses for the year ended December 31, 2009 were approximately $1.6 million. The acquisition fees and expenses were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations that was adopted on January 1, 2009. We expect these costs to increase in the future as we acquire additional real estate assets.

Liquidity and Capital Resources

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

Potential future sources of capital include proceeds from our public offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity; we will be heavily dependent upon the proceeds of our public offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our advisor and its affiliates, proceeds received in our public offering and operating cash flows generated from the Properties and other properties we acquire in the future. Any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our advisory agreement provides that expenses advanced to us by our advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the public offering (excluding sales commissions and dealer manager fees) were initially paid by our advisor and will be reimbursed by us, up to 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs. The offering and organizational costs (including sales commissions and dealer manager fees) may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. Operating cash flows are expected to increase as properties are added to our portfolio.

The Renfro Line of Credit had an initial term of one year but was extended until July 29, 2010 with an automatic option to extend it further to January 29, 2011. If the lender does not renew and extend the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt.

Our cash and cash equivalent balances increased $186,272 during the year ended December 31, 2009 and was provided by:

Operating Activities. During the year ended December 31, 2009, we generated $58,498 of cash from operating activities, which consisted of a net loss of approximately $2.2 million, offset by non-cash adjustments of $694,835 (consisting of depreciation and amortization of $901,605 less deferred rent of $206,770) and cash from working capital of approximately $1.6 million.

Investing Activities. During the year ended December 31, 2009, we expensed approximately $3.16 million for tenant improvements. These improvements were funded by reserve proceeds, held by lenders, which were assumed by us in conjunction with the contribution.

Financing Activities. During the year ended December 31, 2009, we generated $127,774 from financing activities, primarily the result of the issuance of common stock. Net offering proceeds from our Offering were $929,532 for the year ended December 31, 2009, consisting of gross proceeds of approximately $2.5 million, less a discount on common stock of $121,987 and incurred offering costs of approximately $1.47 million. Debt amortization totaled $114,561 and distributions to noncontrolling interests and common stockholders were $616,377 and $70,820, respectively.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in our public offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We made our first distribution on June 15, 2009 to investors of record on May 31, 2009. We achieved our minimum escrow requirement on May 6, 2009; therefore, our first monthly distribution was only for a partial month. With the contribution of the affiliated properties, we funded distributions with operating cash flow, which substantially covers the current distributions. We may not be able to fund distributions entirely with the operating cash flow of the affiliated properties as we issue additional shares. In this case, distributions will be funded from both operating cash flow and offering proceeds until which time there is sufficient operating cash flow to fund distributions. The amount of distributions funded from offering proceeds will be considered a return of capital to the shareholder.

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

Our calculation of FFO is presented in the following table for the year ended December 31, 2009:

Net loss	$(2,235,586)
Add:
Depreciation	779,590
Amortization of intangible assets	141,329

FFO	$(1,314,667)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss):

•	Revenues in excess of actual cash received as a result of straight-line rent of $206,770 for the year ended December 31, 2009;

•	Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $19,314 for the year ended December 31, 2009; and

•

Acquisition fees and expenses related to the contribution of real estate of approximately $1.6 million for the year ended December 31, 2009. Prior to January 1, 2009, acquisition fees and expenses related to the purchase of real estate were capitalized and amortized over the useful life of the building.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2009:

Outstanding Debt Obligations	Payments Due During the Years Ending December 31,
	Total	2010		2011-2012	2013-2014	Thereafter
Renfro	$13,000,000	$5,109,882	(1)	$285,149	$325,205	$7,279,764
Plainfield	21,041,558	245,122		542,573	620,665	19,633,198

Total	$34,041,558	$5,355,004		$827,722	$945,870	$26,912,962

(1)	Amount includes the Renfro revolving line of credit in the amount of $5.0 million, which was extended for six months to July 29, 2010.

Subsequent Events

Extension of Renfro Line of Credit

On January 29, 2010, we obtained an extension for the Renfro Line of Credit, which is now set to mature on July 29, 2010 (See Note 4 of the Notes to the consolidated Financial Statements contained in this report, Mortgage Payable).

Amendment to Advisory Agreement

On February 25, 2010 we amended the advisory agreement to revise the definitions of “Listing Fee Note” and “Performance Fee Note,” in order to comply with certain requirements of the State of Ohio related to the initial public offering. Based on the amendment, both the Subordinated Incentive Fee Due Upon Listing (which is due and payable no earlier than 180 days after Listing) and the Subordinated Fee Due Upon Termination will be payable in the form of non-interest bearing promissory notes, rather than in the form of interest-bearing notes as previously stated. Except as otherwise stated in the amendment, the terms, conditions, and provisions of the advisory agreement remain unchanged.

Distributions Declared

On March 16, 2010, our board of directors declared a distribution rate for the second quarter of 2010 of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from April 1, 2010 through June 30, 2010.

Offering Status

As of March 26, 2010, in connection with our public offering we have issued 519,945 shares of our common stock for gross proceeds of approximately $5.1 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We expect our primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of December 31, 2009, our debt consisted of two mortgage loans and a line of credit totaling approximately $34 million. The Renfro debt consists of the Renfro Term Debt and the Renfro Line of Credit. The interest rate on the Renfro Line of Credit is fixed at a rate of 6.5% per annum, and the interest rate on the Renfro Term Debt is the prime rate plus 1.0%, with a minimum interest rate of 6.5% per annum. The Renfro Line of Credit was set to mature in January 2010, but we obtained an extension and the maturity date is now July 29, 2010, with an automatic option to extend it further to January 29, 2011. If we are unsuccessful in extending the Renfro Line of Credit again or in refinancing it, we will pay off the Renfro Line of Credit with operating cash flow, equity proceeds, or other sources including funds advanced from our sponsor. The Renfro Term Debt matures in January 2012. The terms of the Renfro Term Debt call for interest only payments for the first year, then principal and interest payments thereafter. An increase in the current prime rate of 1.0% would have no impact on our future earnings of cash flows as the minimum interest rate would still apply.

The Plainfield mortgage debt had an original loan amount of $21.5 million and matures in November 2017. The loan bears a fixed rate of 6.65% for the term of the loan. The terms of the Plainfield mortgage debt require monthly principal and interest payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2009 and 2008.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our president and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Included below is certain information regarding our executive officers and directors.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	51	Chairman of the Board of Directors and President	8/2008 - present
Michael J. Escalante	49	Vice President and Chief Investment Officer	8/2008 - present
Joseph E. Miller	46	Chief Financial Officer and Treasurer	8/2008 - present
Mary P. Higgins	50	Vice President, General Counsel and Secretary	8/2008 - present

Don G. Pescara	46	Vice President — Acquisitions	8/2008 - present
Julie A. Treinen	50	Vice President — Asset Management	8/2008 - present
Gregory M. Cazel	47	Independent Director	2/2009 - present
Timothy J. Rohner	48	Independent Director	4/2009 - present

Kevin A. Shields, our President and the Chairman of our board of directors, has been an officer and director since our initial formation. Mr. Shields is also the President and founder of our sponsor, which he founded in 1995, and has been the President of our advisor since August 2008. Additionally, Mr. Shields is the chief compliance officer and sole stockholder of our dealer manager and controls our advisor through his ownership of our sponsor. Before founding our sponsor, from 1993 to 1994, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc., a Los Angeles-based investment bank. During his tenure at Jefferies, Mr. Shields focused on originating structured lease bond products with a particular emphasis on sub-investment grade lessees. While there, he consummated the first securitized forward lease bond financing for a sub-investment grade credit tenant. From 1992 to 1993, Mr. Shields was the President and Principal of Terrarius Incorporated, a firm engaged in the restructuring of real estate debt and equity on behalf of financial institutions, corporations, partnerships and developers. Prior to founding Terrarius, from 1986 to 1992, Mr. Shields served as a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. During his tenure at Salomon, Mr. Shields initiated, negotiated, drafted and closed engagement, purchase and sale and finance agreements. Mr. Shields holds a J.D. degree, an MBA, and a B.S. degree in Finance and Real Estate from the University of California at Berkeley. Mr. Shields is a Registered Securities Principal of Griffin Capital Securities, Inc., our dealer manager, and holds Series 7, 63, 24 and 27 licenses, and is also a licensed California Real Estate Broker.

Michael J. Escalante is our Vice President and Chief Investment Officer, and has held these positions since our formation. Mr. Escalante is also Chief Investment Officer of our advisor and has served as our sponsor’s Chief Investment Officer since June 2006, where he is responsible for overseeing all acquisition and disposition activities. With 20 years of real estate related investment experience, he has been responsible for completing in excess of $4.0 billion of commercial real estate transactions throughout the Western U.S. Prior to joining our sponsor in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President – Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects / 23 buildings) and associated administrative support personnel (110 total / 65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an MBA from the University of California at Los Angeles, and a B.S. in Commerce from the University of Santa Clara, which is located in California. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.

Joseph E. Miller is our Chief Financial Officer and Treasurer. Mr. Miller has been our Chief Financial Officer and Treasurer since our formation. Mr. Miller is also our advisor’s Chief Financial Officer and has served as our sponsor’s Chief Financial Officer since February 2007, where he is responsible for all of our sponsor’s and advisor’s accounting, finance, information technology systems and human resources functions. Mr. Miller has 20 years of real estate experience in public accounting and real estate investment firms. Prior to joining our sponsor, from 2001 to January 2007, Mr. Miller served as the Vice President and Corporate Controller, and later the Senior Vice President of Business Operations, for PS Business Parks, a publicly traded REIT. Mr. Miller initially served PS Business Parks as their Vice President and Corporate Controller, where he was responsible for SEC filings, property-level accounting, and all financial reporting. Upon assuming the role of Senior Vice President of Business Operations, Mr. Miller was responsible for the financial operations of the real estate portfolio, policies and procedures of the organization, and information technology systems. From 1997 to 2001, Mr. Miller was the Corporate Controller for Maguire Properties, formerly Maguire Partners, where he was responsible for the accounting operations, treasury functions, and information technology systems. Before joining Maguire, from 1994 to 1997, Mr. Miller was an audit manager with Ernst & Young LLP where he was responsible for attestation engagements for financial services and real estate companies, and he also worked on initial public offering teams for real estate investment companies going public. Mr. Miller also worked with KPMG, where he became a certified public accountant. Mr. Miller received a B.S. in Business Administration, Accounting from California State University and an MBA from the University of Southern California.

Mary P. Higgins is our Vice President, General Counsel and Secretary and has been with us since our formation. Ms. Higgins is also the Vice President, General Counsel and Secretary of our advisor and the Vice President, General Counsel and Secretary of our sponsor. Prior to joining our sponsor in August 2004, Ms. Higgins was a partner at the law firm of Wildman, Harrold, Allen & Dixon LLP in Chicago, Illinois. Ms. Higgins has been our sponsor’s primary real estate transaction counsel for more than ten years and has worked together with our sponsor’s principals on nearly all of that firm’s acquisition, due diligence, leasing, financing and disposition activities during that time period. Ms. Higgins has over 20 years experience representing both public and private real estate owners, tenants and investors in commercial real estate matters, including development, leasing, acquisitions, dispositions, and securitized and non-securitized financings. Representative transactions include sales and dispositions of regional malls, including some of the premiere regional malls in the nation; sale of a golf course in an UPREIT structure; a $38 million credit tenant loan transaction; acquisition of various Florida office properties for a $150 million office property equity fund; representation of the ground lessor in a subordinated tenant development ground lease and a $350 million property roll up. Ms. Higgins additionally has extensive commercial leasing experience. Ms. Higgins is the author of the chapter entitled “Due Diligence on Commercial Leases” in the Real Estate Transactions volume published by the Illinois Institute for Continuing Legal Education, and she is active in many civic organizations. Ms. Higgins earned her undergraduate degree in Law Firm Administration from Mallinckrodt College (now part of Loyola University) and her J.D. degree from DePaul University College of Law, both of which are located in Illinois.

Don G. Pescara is our Vice President — Acquisitions and has been with us since our formation. Mr. Pescara is also the Managing Director — Acquisitions for our advisor and the Managing Director — Acquisitions for our sponsor. Mr. Pescara is responsible for our sponsor’s activities in the Midwestern U.S. and is based in the firm’s Chicago office. Prior to joining our sponsor in January 1997, Mr. Pescara was a director at Cohen Financial in the Capital Markets Unit responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen’s merchant banking group. Prior to joining Cohen, Mr. Pescara was a director at CB Commercial Mortgage Banking Group. During his 23-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.

Julie A. Treinen is our Vice President — Asset Management and has held that position since our formation. Ms. Treinen is also the Managing Director — Asset Management for our advisor and the Managing Director — Asset Management for our sponsor where she is responsible for all of the firms’ asset management activities. Before joining our sponsor in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an MBA degree from the University of California at Berkeley, and a B.A. degree in Economics from the University of California at Los Angeles.

Gregory M. Cazel is one of our independent directors of our board of directors. Since October 2009, Mr. Cazel has served as Midwest Regional Director for Real Estate Disposition, LLC, a real estate auction marketing firm, specializing in selling residential, commercial, multi-family and hospitality properties and land, as well as performing and non-performing notes and loan pools. Mr. Cazel is also President of Midwest Residential Partners, LLC, a private real estate investment firm, which he formed in July 2008. Mr. Cazel has more than 24 years of commercial real estate finance, acquisition, loan origination and securitization, mortgage banking, underwriting, analysis, and investment experience. Throughout his career, Mr. Cazel has been responsible for closing in excess of $4.0 billion of commercial real estate loans including fixed-rate, floating-rate, and mezzanine financings throughout the United States. From January 2009 to October 2009, Mr. Cazel was a Principal with Prairie Realty Advisors, Inc., a mortgage banking firm. From April 2007 to June 2008, Mr. Cazel was an Executive Director with Dexia Real Estate Capital Markets Company, a Division of Dexia Bank, a Belgium-based financial institution, where he was responsible for establishing the Chicago office and managing the Midwest presence for the CMBS loan program. From 1999 to April 2007, Mr. Cazel was a Vice President at JP Morgan Mortgage Capital (“JP Morgan”) where he ran a commercial loan production team that closed over $3.4 billion in permanent, floating, and mezzanine loans, representing the highest loan production volume in the country for JP Morgan during his tenure and earning Mr. Cazel the number one ranking throughout the JP Morgan branch office system. Mr. Cazel earned a B.A. in Finance with a concentration in Real Estate and Accounting from the University of Illinois.

Timothy J. Rohner is one of our independent directors of our board of directors. Mr. Rohner brings over 25 years of large business consulting and entrepreneurial experience to the board. Currently,

he is a co-owner of Mpell Solutions where he is responsible for new business development, sales, and marketing. Mpell Solutions is a promotional marketing company that specializes in designing and operating consumer promotion programs for large and medium size companies. Prior to founding Mpell Solutions in September 2005, beginning in August 2002, Mr. Rohner was a founding partner of Leucadia Ventures, an investment and advisory firm. Mr. Rohner was a business consultant for Diamond Management and Technology Consultants (NASDAQ: DTPI), McKinsey & Co, and Accenture from 1984 to 2002. At each company he advised senior management on issues related to business strategy, technology strategy, operational efficiency, and organizational effectiveness. He is the co-author of The Venture Imperative, published by the Harvard Business School Press in 2002. Mr. Rohner is a certified public accountant and holds a B.S. in Finance from the University of Illinois.

Selection of Directors

Because of the important role that our board of directors plays in the operation of our company, we believe it is important to select only those individuals who are highly qualified to serve in this capacity. Mr. Shields was chosen to serve on our board of directors based on his background in real estate financing and his critical role as founder of our company and of our sponsor. Mr. Shields brings an array of experience in structuring and negotiating various financing instruments and in starting and developing businesses, each of which are essential for the success of our company.

Mr. Cazel was chosen to serve on our board of directors as a result of his extensive knowledge and experience relating to real estate equity and debt underwriting in a number of real estate markets across the United States. After having underwritten and lent hundreds of millions of dollars in first mortgage money on a multiplicity of real estate asset classes, Mr. Cazel brings to the board of directors a broad and disciplined understanding and perspective to real estate. Mr. Cazel also has a wealth of lending relationships which will inure to the benefit of our company as it borrows mortgage money for its acquisitions going forward.

Mr. Rohner was chosen to serve on our board of directors as a function of his broad understanding of business management. As a seasoned business consultant, Mr. Rohner not only has the skills to help shape the business policies of our company, but also assists us in understanding the business dynamics of the tenants whose real estate assets we seek to acquire. Given the single-tenant, net leased assets that our company will continue to acquire over time, our ability to underwrite and understand the fundamental business aspects of the prospective tenants is critical to our long term success. Mr. Rohner offers the board significant insight into this component of our underwriting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of any class of our registered securities to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. As of December 31, 2009, our securities were not registered under the Exchange Act and therefore there were no such filing requirements for 2009.

Code of Ethics

Our board of directors adopted a Code of Ethics and Business Conduct on December 1, 2009 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors and employees and officers of our advisor, The GC Net Lease REIT Advisor, LLC , and its affiliates who perform material functions for us with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics will be made available to any person at no cost upon written request, by writing or telephoning us at the following address:

The GC Net Lease REIT, Inc.

Attention: Mary P. Higgins, Compliance Officer

790 Estate Drive, Suite 180

Chicago, IL 60606

Telephone: (847) 267-1180

mhiggins@griffincapital.com

Audit Committee

Our board of directors has established a separately-designated Audit Committee, whose charter was adopted on October 28, 2009. The Audit Committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee charter and in accordance with current laws, rules and regulations.

The members of the Audit Committee are our two independent directors, Gregory M. Cazel and Timothy J. Rohner, with Mr. Rohner serving as Chairman of the Audit Committee. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of directors believes that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis – Executive Compensation

We do not directly compensate our executive officers, including Kevin A. Shields, the Chairman of our board of directors and our President, for services rendered to us. Our executive officers also are officers of our advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our advisory agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers.

Director Compensation

The following table provides a summary of the compensation received by our directors for the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Kevin A. Shields	$–	$–	$–	$–	$–	$–	$–

Gregory M. Cazel	$9,853	$–	$–	$–	$–	$–	$9,853

Timothy J. Rohner	$10,103	$–	$–	$–	$–	$–	$10,103

We pay each of our independent directors a retainer of $30,000 per year. The retainer was prorated for the period of November 6, 2009 to December 31, 2009, for approximately $4,600 for each independent director. In addition, each independent director is paid $1,000 for each board of directors or committee meeting they attend in person ($2,000 for attendance by the Chairman of the Audit Committee at each meeting of the Audit Committee and $1,500 for attendance by the Chairman of any other committee at each of such committee’s meetings) and $1,000 for each regularly scheduled meeting they attend by telephone ($250 for special board of directors meetings conducted by telephone). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $2,000 per day ($2,500 for the Chairman of the Audit Committee if there was a meeting of such committee).

All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Compensation Committee Interlocks and Insider Participation

Because we have not issued any equity compensation to date, our board of directors does not believe it is necessary to form a Compensation Committee. Our board of directors, consisting of Kevin A. Shields, our President and Chairman of the board of directors, and Gregory M. Cazel and Timothy J. Rohner, both independent directors, adopted the Plan, as discussed above in Item 5, on February 12, 2009. Before any determinations are made regarding equity compensation under the Plan, our board of directors will establish a Compensation Committee, which we expect will consist of Messrs. Cazel and Rohner, both independent directors.

Kevin A. Shields, our President and Chairman of our board of directors, serves as an officer, director, and manager of numerous entities affiliated with our sponsor and our advisor.

Compensation Committee Report

The members of the board of directors have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors concluded that the Compensation Discussion and Analysis – Executive Compensation section be included in this annual report.

Kevin A. Shields (Chairman of the Board of Directors)

Gregory M. Cazel

Timothy J. Rohner

March 30, 2010

The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2010, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our executive officers; and (4) our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 519,945 shares of common stock outstanding as of March 26, 2010.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percentage of Class
The GC Net Lease REIT Advisor, LLC	100	*
Kevin A. Shields, Chairman of the Board of Directors and President	100	*
Michael J. Escalante, Vice President and Chief Investment Officer	2,749	*
Joseph E. Miller, Chief Financial Officer and Treasurer	—	—
Mary P. Higgins, Vice President, General Counsel and Secretary	—	—
Don G. Pescara, Vice President — Acquisitions	—	—
Julie A. Treinen, Vice President — Asset Management	—	—
Gregory M. Cazel, Independent Director	—	—
Timothy J. Rohner, Independent Director	11,378	2.19%
All directors and executive officers as a group	14,227	2.74%
Vance Masci	129,032	24.82%
Upali Jayamaha	50,000	9.62%

*	Represents less than 1% of our outstanding common stock as of March 26, 2010.

(1)	The address of each beneficial owner listed, other than Messrs. Masci and Jayamaha, is 2121 Rosecrans Avenue, Suite 3321, El Segundo, California 90245. Mr. Masci’s address is 377 West Riverwoods Parkway, Suite 111, Glendale, WI 53212. Mr. Jayamaha’s address is Upali Jayamaha, c/o Arnold Janickas, 222 S. Riverside Plaza, Chicago, IL 60606.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 30, 2010. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.

(3)	Includes 100 shares owned by The GC Net Lease REIT Advisor, LLC, which is indirectly owned and controlled by Mr. Shields.

Securities Authorized for Issuance under Equity Compensation Plans

We have authorized a certain number of shares for issuance to certain individuals related to our company, pursuant to our Employee and Director Long-Term Incentive Plan. See Item 5 above for further information and details relating to the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain of our executive officers and one of our directors hold ownership interests in and are officers of our sponsor, our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our advisor; (6) compensation to our advisor; and (7) our relationship with our dealer manager and property manager.

Our independent directors reviewed the material transactions between us and our affiliates during the year-ended December 31, 2009. We are currently a party to three types of agreements giving rise to material transactions between us and our affiliates, including our advisory agreement, our Property Management Agreement and our Dealer Manager Agreement. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.

Contribution Transactions

Certain Griffin affiliates, including our President and Chairman, Kevin A. Shields, and our Vice President — Acquisitions, Don Pescara, were parties to contribution agreements with our operating partnership, pursuant to which the Griffin affiliates contributed their interests in two limited liability companies owning the Griffin properties in exchange for a total of 2.02 million operating partnership units reflecting an equity valuation of $20.2 million. See Item 1 above. We have assumed or succeeded to all of the contributors’ rights, obligations and responsibilities (including the related mortgage indebtedness) with respect to the equity interests contributed and the Griffin properties. As a result of the contribution transactions:

•

Mr. Shields beneficially received approximately 1.73 million operating partnership units (approximately 76% of the total outstanding operating partnership units as of December 31, 2009) having a value of approximately $17.3 million;

•	Mr. Pescara received 201,250 operating partnership units (approximately 9% of the total outstanding operating partnership units as of December 31, 2009) having a value of approximately $2.0 million;

•

David Rupert, formerly an officer of our sponsor, received the remaining 86,250 operating partnership units (approximately 4% of the total outstanding operating partnership units as of December 31, 2009) having a value of approximately $0.9 million.

In addition, we entered into a tax protection agreement obligating our operating partnership to reimburse the Griffin affiliates contributing the Griffin properties to the operating partnership for tax liabilities resulting from the recognition of income or gain in the event that our operating partnership (i) disposes of any of the Griffin properties, (ii) refinances any of its indebtedness, or (iii) takes other actions with respect to the Griffin properties, the result of which causes the recognition of income or gain by any of the Griffin affiliates with respect to any of the Griffin properties prior to November 11, 2017.

Concurrently with the contribution of the Griffin properties, we amended and restated our operating partnership agreement to admit the contributors as limited partners of our operating partnership. We are the sole general partner of our operating partnership. As of December 31, 2009, we own approximately 11% of the operating partnership units and the contributors own approximately 89% of the operating partnership units.

As a result of these transactions, the Griffin affiliates will continue to own a significant ownership interest in our operating partnership until we raise substantial offering proceeds in the Offering. Therefore, the Griffin affiliates have certain conflicts of interest relating to the Griffin properties, including deciding when and if to ultimately sell the Griffin properties.

On April 21, 2009, at a joint meeting of the board of directors and the nominating and corporate governance committee, the contribution transactions, including the contribution agreements and tax protection agreement, were approved by the two independent directors, with Kevin Shields, director and President, abstaining from voting as an interested director. At this meeting, the independent directors determined that the contribution of the Griffin properties was fair and reasonable to us, that substantial justification exists for us to purchase the Griffin properties for purchase prices in excess of the cost of the Griffin properties to the Griffin affiliates and that the purchase prices did not exceed the then-current appraised values for the Griffin properties, as determined by an independent expert. In this regard, the nominating and corporate governance committee obtained and relied upon, in addition to the internal valuation prepared by our management, which was based, in part, on the independent appraisals obtained on the Griffin properties, a fairness opinion from Robert A. Stanger & Co., Inc. stating that the consideration paid by us (i.e., the $20.2 million net equity contribution) for the Griffin properties was fair to us from a financial point of view.

Advisory Agreement

Our advisor is The GC Net Lease REIT Advisor, LLC. Our advisor was formed in Delaware on August 27, 2008 and is owned by Griffin Capital Corporation, our sponsor. Some of our officers and directors are also officers of our advisor. Our advisor has contractual responsibility to us and our stockholders pursuant to the advisory agreement.

Our advisor and its affiliates perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. Many of the services to be performed by our advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that we expect our advisor will perform for us as our advisor, and it is not intended to include all of the services that may be provided to us by third parties. Under the terms of the advisory agreement, our advisor will undertake to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of our board of directors:

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and our investment policies;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	review and analyze each property’s operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consult with our officers and board of directors and assist the board of directors in formulating and implementing our financial policies;

•

prepare and review on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	provide the daily management and perform and supervise the various administrative functions reasonably necessary for our management and operations; and

•	investigate, select, and, on our behalf, engage and conduct business with such third parties as our advisor deems necessary to the proper performance of its obligations under the advisory agreement.

The term of the advisory agreement will end on its first anniversary and may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the advisory agreement and the fees thereunder annually prior to any renewal, and the criteria for such renewal shall be set forth in the applicable meeting minutes. Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice. Upon a termination of the advisory agreement, unless such termination is made by us because of a material breach of the advisory agreement by our advisor as a result of willful or intentional misconduct or bad faith on behalf of our advisor, we may be required to pay our advisor substantial fees in the form of a subordinated performance fee due upon termination. If we elect to terminate the agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our advisory agreement, our advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our board in making an orderly transition of the advisory function.

Our advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the advisory agreement, our advisor will be required to devote sufficient resources to our administration to discharge its obligations. Our advisor has the right to assign the advisory agreement to an affiliate subject to approval by our independent directors. We have the right to assign the advisory agreement to any successor to all of our assets, rights and obligations. Our board of directors shall determine whether any successor advisor possesses sufficient qualifications to perform the advisory function for us and whether the compensation provided for in its advisory agreement with us is justified. Our independent directors will base their determination on the general facts and circumstances that they deem applicable, including the overall experience and specific industry experience of the successor advisor and its management. Other factors that will be considered are the compensation to be paid to the successor advisor and any potential conflicts of interest that may occur.

Our advisor will be entitled to receive various fees and expenses under the terms of the advisory agreement. Generally, we are required under the advisory agreement to reimburse our advisor for organization and offering costs up to 3.5% of the gross offering proceeds from the primary offering portion of our initial public offering; provided, however, our advisor must reimburse us within 60 days after the end of the month in which our initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the primary offering. The advisory agreement also requires our advisor to reimburse us at the end of an offering to the extent that offering expenses, including sales commissions, dealer manager fees and organization and offering expenses, are in excess of 15% of gross proceeds from our initial public offering. We incurred such organization and offering costs for the year-ended December 31, 2009 totaling $856,940.

Our advisor receives acquisition fees equal to 2.5% of the contract purchase price of each property we acquire plus reimbursement of acquisition expenses. Such amounts for the year-ended December 31, 2009 totaled approximately $1.6 million.

Our advisor also receives a monthly asset management fee for managing our assets equal to 0.75% of the aggregate asset value of our assets. Such amounts for the year-ended December 31, 2009 totaled $219,674, of which $80,041 was paid and the remaining amount was deferred. Under the advisory agreement, our advisor receives fees in an amount equal to up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property we sell as long as our advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. There were no such fees for the year-ended December 31, 2009. Our advisor may also be entitled to various subordinated fees if we (1) list our shares of common stock on a national securities exchange, or (2) in the alternative we terminate the advisory agreement or liquidate our portfolio. There were no such fees for the year-ended December 31, 2009.

The advisory agreement provides for reimbursement of our advisor’s direct and indirect costs of providing administrative and management services to us. No amount of the advisor’s direct and indirect costs was allocated to, or incurred by, us. Commencing four fiscal quarters after the acquisition of our first real estate asset, our operating expenses (as defined in the “Management Compensation” section of our prospectus) shall, in the absence of a satisfactory showing to the contrary, be deemed to be excessive, and our advisor must reimburse us in the event our total operating expenses for the 12 months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Agreement

The GC Net Lease REIT Property Management, LLC, a Delaware limited liability company formed on August 28, 2008, is our property manager and will initially manage and lease our properties. Griffin Capital Property Management, LLC is the sole owner of the property manager. Our sponsor, Griffin Capital Corporation, is the sole owner of Griffin Capital Property Management, LLC.

Pursuant to our Property Management Agreement with our property manager, we will pay the property manager up to 3% of the gross monthly revenues collected of each property it manages. Our property manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In the event that we contract directly with a non-affiliated third-party property manager with respect to a particular property, we will pay our property manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will we pay both a property management fee to the property manager and an oversight fee to our property manager with respect to a particular property.

In addition, we may pay our property manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. Further, although a substantial majority of the properties that we intend to acquire are leased under net leases in which the tenants are responsible for tenant improvements, we may also pay our property manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which we are responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. Our property manager shall also be entitled to a construction management fee of 5% of the cost of improvements.

All costs and expenses incurred by our property manager on our behalf in fulfilling its duties to us under the Property Management Agreement are to be paid out of an account that is fully funded by us. Such costs and expenses may include, but are not limited to, reasonable wages and salaries of on-site and off-site employees of our property manager who are directly engaged in the operation, management, maintenance, leasing, construction, or access control of our properties, including taxes, insurance and benefits relating to such employees, along with the legal, travel and other out-of-pocket expenses that are directly related to the management and leasing of specific properties we own. Our property manager will also allocate a portion of its office, administrative and supplies expense to us to the extent directly related to the foregoing reasonable reimbursable expenses for the management of our properties. No amount of the property manager’s direct and indirect costs was allocated to, or incurred by, us.

We anticipate that the Property Management Agreement with our property manager will have a term of one year and shall be automatically extended for additional one-year periods unless we or our property manager give 60 days’ prior written notice of such party’s intention to terminate the Property Management Agreement. Under the Property Management Agreement, our property manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with us or our business, including, without limitation, property management services for other parties, including other REITs, or for other programs advised, sponsored or organized by our sponsor or its affiliates.

As of December 31, 2009, we had incurred property management fees of $68,442 for services performed under our Property Management Agreement. Of this amount, $28,972 was paid and the remaining amount was deferred.

Dealer Manager Agreement

Griffin Capital Securities, Inc., a California corporation and an affiliate of our advisor and our sponsor, serves as our dealer manager. Griffin Capital Securities, Inc. was formed in 1991 and became approved as a member of the Financial Industry Regulatory Authority (“FINRA”) in 1995.

Our dealer manager will provide wholesaling, sales promotional and marketing services to us in connection with this offering. Specifically, our dealer manager will ensure compliance with SEC rules and regulations and FINRA rules relating to the sales process. In addition, our dealer manager will oversee participating broker-dealer relationships, assist in the assembling of prospectus kits, assist in the due diligence process and ensure proper handling of investment proceeds.

Pursuant to our Dealer Manager Agreement, we incurred the following amounts payable to our dealer manager: (1) $53,004 in selling commissions during 2009, all of which were reallowed to participating broker-dealers; and (2) $75,666 in dealer manager fees, $5,122 of which were reallowed to participating broker-dealers.

Our dealer manager is entitled to receive a sales commission of up to 7.0% of gross proceeds from sales in the primary offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the primary offering. Our dealer manager has entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our dealer manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our dealer manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our dealer manager, payment of attendance fees required for employees of our dealer manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

We expect to pay an additional amount of gross offering proceeds as reimbursements to participating broker-dealers (either directly or through our dealer manager) for bona fide due diligence expenses incurred by our dealer manager and such participating broker-dealers in discharging their responsibility to ensure that all material facts pertaining to this offering are adequately and accurately disclosed in our prospectus. Such reimbursement of due diligence expenses may include travel, lodging, meals and other reasonable out-of-pocket expenses incurred by participating broker-dealers and their personnel when visiting our office to verify information relating to us and this offering and, in some cases, reimbursement of actual costs of third-party professionals retained to provide due diligence services to our dealer manager and participating broker-dealers. We or our dealer manager shall have the right to require that any participating broker-dealer provide a detailed and itemized invoice for any such due diligence expenses. If the due diligence bill cannot be justified, any excess over actual due diligence expenses that is paid is considered by FINRA to be a non-accountable expense, will be considered underwriting compensation and will be included within the 10% compensation guideline under FINRA Rule 2310 and reflected on the participating broker-dealer’s books and records. Such amounts, when aggregated with all other non-accountable expenses may not exceed 3% of gross offering proceeds.

Review, Approval or Ratification of Related Transactions

Every transaction that we enter into with our advisor or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor or any of its affiliates. In order to reduce or eliminate certain potential conflicts of interest, we will address any conflicts of interest in two distinct ways.

First, the Nominating and Corporate Governance Committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by the Maryland General Corporation Law where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our advisor and its affiliates.

Second, our charter contains written policies and procedures for the review, approval or ratification of (1) transactions we enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•

We will not purchase or lease properties in which our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to our advisor, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•

We will not make any loans to our advisor, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving our advisor, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•

Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, our advisor must reimburse us for the amount, if any, by which our total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of our average invested assets for that 12 months then ended; or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•

In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our advisor, for both us and one or more other entities affiliated with our sponsor, our sponsor has agreed to present such investment opportunities to us first, prior to presenting such opportunities to any other programs sponsored by or affiliated with our sponsor. In determining whether or not an investment opportunity is suitable for more than one program, our advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

•	anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	effect of the acquisition on diversification of each program’s investments;

•	policy of each program relating to leverage of properties;

•	income tax effects of the purchase to each program;

•	size of the investment; and

•	amount of funds available to each program and the length of time such funds have been available for investment.

•

If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our advisor, to be more appropriate for a program other than the program that committed to make the investment, our advisor may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board has a duty to ensure that the method used by our advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

•

We will not accept goods or services from our advisor or its affiliates or enter into any other transaction with our advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence

Our board of directors consists of Kevin A. Shields, our President, and two independent directors, Gregory M. Cazel and Timothy J. Rohner. While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (“NYSE”), consistent with the NASAA Statement of Policy Concerning Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Cazel and Rohner both meet the relevant definition of “independent.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Auditor

During the year-ended December 31, 2009, Ernst & Young LLP (“Ernst & Young”) served as our independent auditors and provided certain tax and other services. Ernst & Young has served as our independent auditors since our formation. The Audit Committee currently anticipates that it will engage Ernst & Young as our independent auditors to audit our financial statements for the year ending December 31, 2010, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

A representative of Ernst & Young is expected to be present at the annual meeting and will have an opportunity to make a statement if she so desires. The representative also will be available to respond to appropriate questions from the stockholders.

Our Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate agreed upon and billed fees for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2009 and 2008, respectively, are set forth in the table below.

	2009	2008
Audit Fees	$286,669	$–
Audit-Related Fees	–	–
Tax Fees	21,872	–
All Other Fees	–	–

Total	$308,541	$–

•

Audit Fees – These fees were for professional services performed by Ernst & Young LLP in connection with the audit of our annual financial statements and the review of the interim consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the third fiscal quarter of the 2009 fiscal year. The fees also relate to other filings with the SEC.

•	Tax Fees – These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

Pre-Approval Policies

The Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

All services rendered by Ernst & Young in the year ended December 31, 2009 were pre-approved in accordance with the policies set forth above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1. The list of the financial statements contained herein is set forth on page F-1 hereof.

2. Schedule III — Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1	Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.1	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.1	First Amended and Restated Limited Partnership Agreement of The GC Net Lease REIT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.2	Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the Third Quarter 2009, filed on December 10, 2009, Commission File No. 333-159167

10.3	The GC Net Lease REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.4	The GC Net Lease REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.5	Tax Protection Agreement by and among The GC Net Lease REIT, Inc., The GC Net Lease REIT Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.6	Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to the Company’s Form 10-Q for the Third Quarter 2009, filed on December 10, 2009, Commission File No.
333-159167

10.7	Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.7 to Pre- Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No.
333-159167

Exhibit No.	Description
10.8	Amendment to Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.9	Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.10	Amendment to Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.11	Contribution Agreement for Renfro Property, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on September 25, 2009, Commission File No. 333-159167

10.12	Contribution Agreement for Plainfield Property, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, filed on September 25, 2009, Commission File No. 333-159167

10.13*	Loan and Security Agreement for Renfro Property

10.14*	Note for Renfro Property Line of Credit

10.15*	Note for Renfro Property Term Debt

10.16*	Modification of Note and Loan Documents for Renfro Property

10.17*	Fixed Rate Note for Plainfield Property

21.1	Subsidiaries of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 30, 2010.

THE GC NET LEASE REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields Kevin A. Shields	President and Director (Principal Executive Officer)	March 30, 2010

/s/ Joseph E. Miller Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ Gregory M. Cazel Gregory M. Cazel	Independent Director	March 30, 2010

/s/ Timothy J. Rohner Timothy J. Rohner	Independent Director	March 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The GC Net Lease REIT, Inc.:

We have audited the accompanying consolidated balance sheets of The GC Net Lease REIT, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for the year ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GC Net Lease REIT, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted FAS 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC 810, Consolidation). All years and periods presented have been reclassified to conform to the adopted accounting standards.

Ernst & Young LLP

Los Angeles, California

March 30, 2010

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$387,272	$201,000
Restricted cash reserves for property improvements	655,670	–
Real Estate:
Land	5,108,916	–
Building and improvements	41,009,335	–
Tenant origination and absorption cost	8,289,273	–

Total Real Estate	54,407,524	–
Less: accumulated depreciation and amortization	(920,919)	–

Total Real Estate, net	53,486,605	–
Above market leases, net	101,591
Deferred rent receivable	206,770	–
Other assets	457,022	–

Total assets	$55,294,930	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$34,041,558	$–
Restricted reserves	208,333
Accounts payable and other liabilities	1,033,745	–
Distributions payable	128,824
Due to affiliates	1,022,526	–
Below market leases, net	581,019	–

Total liabilities	37,016,005	–
Commitments and contingencies (Note 8)
Common stock subject to redemption, 947 shares eligible towards redemptions as of December 31, 2009	8,994	–
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2008 and December 31, 2009, respectively	–	–
Common Stock, $0.001 par value; 30,000 and 700,000,000 shares authorized; 100 and 252,319 shares outstanding, as of December 31, 2008 and December 31, 2009, respectively	2,523	1
Additional paid-in-capital	928,009	999
Cumulative distributions	(92,834)	–
Accumulated deficit	(246,515)	–

Total stockholders’ equity	591,183	1,000

Noncontrolling interests	17,678,748	200,000

Total equity	18,269,931	201,000

Total liabilities and stockholders’ equity	$55,294,930	$201,000

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2009

December 31, 2009
Revenues:
Rental income	$2,507,487
Property tax recovery	213,878
Interest income	11,212

Total revenue	2,732,577

Expenses:
Asset management fees paid to affiliates	219,674
Property management fees paid to affiliates	68,442
Property tax expense	213,878
General and administrative expenses	683,769
Acquisition fees and expenses	1,637,592
Depreciation and amortization	920,919
Interest expense	1,223,889

Total expenses	4,968,163

Net loss	(2,235,586)
Net loss attributable to noncontrolling interests	(1,989,071)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(246,515)

Net loss per share, basic and diluted	$(1.79)

Weighted average number of common shares outstanding, basic and diluted	137,598

Distributions declared per common share	$(0.44)

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2009

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE DECEMBER 31, 2008	100	$1	$999	$–	$–	$1,000	$200,000	$201,000
Gross proceeds from Issuance of common stock	252,219	2,522	2,519,665	–	–	2,522,187	–	2,522,187
Discount on issuance of common stock	–	–	(121,987)	–	–	(121,987)	–	(121,987)
Offering costs	–	–	(1,470,668)	–	–	(1,470,668)	–	(1,470,668)
Distributions	–	–	–	(83,840)	–	(83,840)	–	(83,840)
Issuance of shares for distribution reinvestment plan	947	9	8,985	(8,994)	–	–	–	–
Additions to common stock subject to redemption	(947)	(9)	(8,985)	–	–	(8,994)	–	(8,994)
Contribution of noncontrolling interests	–	–	–	–	–	–	20,200,000	20,200,000
Distributions for noncontrolling interests	–	–	–	–	–	–	(732,181)	(732,181)
Net loss	–	–	–	–	(246,515)	(246,515)	(1,989,071)	(2,235,586)

BALANCE DECEMBER 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2009

Operating Activities:
Net loss	$(2,235,586)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	920,919
Amortization of above and below market leases	(19,314)
Deferred rent	(206,770)
Change in operating assets and liabilities:
Other assets	(457,022)
Accounts payable and other liabilities	1,033,745
Due to affiliates	1,022,526

Net cash provided by operating activities	58,498

Investing Activities:
Building improvements	3,159,445
Building improvements funded from restricted cash reserves	(3,159,445)

Net cash provided by investing activities	–

Financing Activities:
Principal amortization payments on secured indebtedness	(114,561)
Issuance of common stock, net	929,532
Distributions paid to noncontrolling interests	(616,377)
Distributions paid to common stockholders	(70,820)

Net cash provided by financing activities	127,774

Net increase in cash and cash equivalents	186,272
Cash and cash equivalents at the beginning of the period	201,000

Cash and cash equivalents at the end of the period	$387,272

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,030,521
Contribution of real estate assets by affiliates	$50,749,336

Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash – assumed upon contribution of real estate assets by affiliates	$3,606,782
Restricted cash – ongoing improvement reserve paid by tenant	$208,333
Mortgage debt assumed in conjunction with the contribution of the real estate assets by affiliates	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates	$20,200,000
Increase in distributions payable	$128,824
Common stock issued pursuant to the distribution reinvestment plan	$8,994

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Private Offering (as defined below) and the Public Offering (as defined below) to invest in these properties. The Company did not meet certain requirements to qualify as a real estate investment trust (the “REIT”) as of December 31, 2009 for federal income tax purposes, and has deferred the election to be taxed as a REIT to December 31, 2010 (See Note 5, Income Taxes.)

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s initial public offering. The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its advisory agreement for the Public Offering. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of an advisory agreement. The officers of the Advisor are also officers of the Sponsor. The term of the advisory agreement will end on its first anniversary and may be renewed for an unlimited number of successive one-year periods.

As of December 31, 2008 the Company’s Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. The Company’s Articles of Amendment and Restatement (as amended), dated February 12, 2009, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which includes shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company began to register an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission, (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering.

As of December 31, 2008, the Company engaged only in organizational and offering activities, and the Company had not yet commenced the Private Offering. As of December 31, 2009, the Company had 253,266 shares outstanding, of which 947 shares are classified as common stock subject to redemption (See Note 8, Share Redemption Program). Griffin Capital Securities, Inc. (the “Dealer Manager”) is one of the Company’s affiliates. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. On October 27, 2009, the Company entered into a dealer manager agreement for the Public Offering with the Dealer Manager. The dealer manager agreement may be terminated by either party upon prior written notice.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution received by the Operating Partnership in exchange for a 1% general partner interest. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, the GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States of America and is effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical references incorporated into these financial statements have been updated to correspond to the new ASC reference.

The accompanying financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance, as of December 31, 2008, and December 31, 2009.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2008, and December 31, 2009.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Restricted Cash

In conjunction with the contribution of certain real estate assets (See Note 3, Real Estate), the Company assumed certain reserves, held by the lender, to be used for specific property improvements. As of December 31, 2009, the balance of these reserves, reported as restricted cash, was $447,337. An on-going replacement reserve is funded by a tenant pursuant to the lease. The balance of the on-going replacement reserve funded by the tenant since inception of the lease amendment was approximately $208,333, as of December 31, 2009.

Real Estate

Purchase Price Allocation

On January 1, 2009 the Company adopted the new accounting provisions, ASC 805-10, “Business Combinations,” to account for business combinations. The new provisions provide for greater consistency in the accounting and financial reporting of business combinations. The new accounting provisions require the Company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company will recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The new accounting provisions have also established that acquisition-related costs and restructuring costs be recognized separately and not as a component of the business combination, and therefore are expensed as incurred.

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

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used by independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets in the consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Depreciation

The purchase price of real estate acquired and costs related to development, construction, and property improvements will be capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and will be charged to expense as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant origination and absorption cost	Remaining contractual lease term
In-place lease valuation	Remaining contractual lease term

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. There were no impairment indicators present at December 31, 2009, that would have required the Company to record an impairment loss related to the real estate assets, or intangible assets and liabilities.

Revenue Recognition

With the contribution of certain real estate assets (See Note 3, Real Estate), the associated leases have minimum rent payment increases during the term of the lease, and are recorded to rental revenue on a straight-line basis, commencing as of the contribution date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Currently, there are no leases that provide for contingent rental income.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company will reconcile the estimated real estate tax reimbursement to the actual amount incurred.

Organizational and Offering Costs

Organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Private Offering and Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

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

As of December 31, 2008, $11,760 of organization and offering costs had been incurred. The Advisor and its affiliates funded these costs on the Company’s behalf for the Private Offering and the Primary Public Offering. As of December 31, 2008, these costs were not recorded in the balance sheet because such costs were not a liability of the Company until the minimum amount of shares in the Private Offering are sold. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs will be recorded as an expense at the time the Company becomes liable for the payment of these amounts.

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. As of December 31, 2009, combined offering and organizational costs were approximately $1.8 million, of which $1.5 million were offering costs, and $322,146 was expensed to the period as organizational related costs and is included in general and administrative expense. Of the total offering and organizational costs incurred, the advisor advanced $856,940, of which $812,802 is included in the balance sheet as part of Due to Affiliates (See Note 7, Related Party Transactions).

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests in the accompanying consolidated balance sheet (See Note 5, Noncontrolling Interests).

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

As a result of the issuance of the new accounting provisions certain amendments were also made to the provisions included in ASC 480-10, “Distinguishing Liabilities from Equity,” to include noncontrolling interests within its scope. These revisions clarified that if noncontrolling interests are determined to be redeemable they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were reclassified to temporary equity.

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

Fair Value Measurements

As of December 31, 2009, the Company adopted the new provisions for disclosure about the fair value of financial instruments, ASC 825-10, “Disclosure about Fair Value of Financial Instruments” and ASC 820-10, “Fair Value Measurements and Disclosures.” The accounting provisions require interim and annual disclosures of the fair value of all financial instruments (recognized or unrecognized) and include the following:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

•	Effective April 1, 2009: new provisions providing additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales;

•

Effective January 1, 2009: new framework for fair value measurements and disclosure for all its nonfinancial assets and nonfinancial liabilities, including those reported at fair value on a nonrecurring basis; and new provisions pertaining to the fair value for assets or liabilities arising from contingencies in business combinations and property acquisitions;

•

Effective January 1, 2008: new framework for fair value measurements and disclosure for its financial instruments; and new provisions that permit entities to choose to measure many financial instruments and certain other items at fair value.

The framework established by the FASB for measuring fair value in generally accepted accounting principles for both financial and nonfinancial assets and liabilities provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•	Level 1. Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2. Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial instruments, as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value. As such, the adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements.

Income Taxes

The Company will not make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2009, as the Company did not meet certain REIT requirements. The Company has deferred the REIT election to December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, after the REIT election has been made, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in a manner that, once the Company qualifies to be treated as a REIT, it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of December 31, 2008 and December 31, 2009, the TRS has not commenced operations.

For the year ended December 31, 2009, the Company provides for income taxes on all transactions that have been recognized in accordance with ASC 740, “Income Taxes.” Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. ASC 740 requires that we record a valuation allowance against the net deferred income tax assets associated with our net operating loss (“NOL”) carryforwards if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding our ability to generate sufficient future taxable income to realize this asset, we have recorded a valuation allowance for the entire amount of the net deferred tax asset. It is possible, however, that we could be profitable in the future at levels which could cause us to determine that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we could record the estimated net realizable value of the deferred income tax asset at that time (See Note 5, Income Taxes).

Earnings Per Share

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period; and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of December 31, 2009 common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

Recently Issued Accounting Pronouncements

As of December 31, 2009, the Company adopted the new provision for disclosure about the fair value of financial instruments, ASC 825-10, “Disclosure about Fair Value of Financial Instruments.” The accounting provision requires interim and annual disclosures of the fair value of all financial instruments (recognized or unrecognized). Financial instruments, as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions will be effective for fiscal years and interim periods beginning after November 15, 2009. As of December 31, 2009, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASD 855 with no impact on its financial position or results of operations.

In April 2009, the FASB issued updated guidance of ASC 820, “Fair Value measurements.” The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value an the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations.

3.	Real Estate

On June 18, 2009, affiliates of the Sponsor contributed membership interests in two entities, Plainfield Partners, LLC (“Plainfield”), a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (the “Plainfield property”) and Renfro Properties, LLC (“Renfro”), a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (the “Renfro property”) (collectively, the “Properties”), to the Operating Partnership in exchange for 2.02 million operating partnership units (representing a net equity contribution of $20.2 million). The combined fair market value of the assets contributed was approximately $54.36 million. The Properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenant for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of 13 years, and the Renfro Corp lease had a remaining lease term of 12 years.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The contribution value of Renfro and Plainfield was allocated as follows:

Land	$5,108,916
Building and improvements	37,849,890
Tenant origination and absorption cost	8,289,273
In-place lease valuation (above market)	106,487
In-place lease valuation (below market)	(605,228)
Restricted improvement reserve assumed	3,606,782
Mortgage payable assumed	(34,156,119)
Limited partnership units issued	$20,200,000

The Company allocated a portion of the contributed real estate asset value to in-place lease valuation, as discussed above. The Renfro Corp contractual, in-place lease was considered above market which resulted in a deferred rent asset of $106,487. The CB&I lease was considered below market which resulted in a deferred rent liability of $605,228. Both leases were measured against comparable leasing information, and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate. The in-place lease valuation will be amortized into rental revenue over the remaining term of the lease as discussed above. The Company will amortize $36,216, net of in-place lease valuation, into rental revenue each year, totaling $181,082 over the five year period. In addition, the Company allocated $4.95 million and $3.34 million of the Renfro and Plainfield contributed value, respectively, to tenant origination and absorption cost. These amounts will be amortized over the remaining term of each respective lease. The Company will amortize approximately $659,199 into depreciation expense each year, totaling $3.3 million over the five year period.

As part of the real estate asset contribution the Company assumed building and tenant improvement reserves with an initial balance of $2.0 million and $7.4 million for Renfro and Plainfield, respectively. Approximately $622,000 and $5.1 million was utilized by Renfro Corp and CB&I, respectively, prior to the contribution date and was included in building and improvements. The Company assumed the remaining reserve of $3.6 million upon contribution of the real estate assets, which consisted of $1.4 million and $2.2 million for Renfro and Plainfield, respectively. As of December 31, 2009, $447,337 of the Renfro tenant improvement reserves was remaining. The Plainfield improvements were completed in September 2009, and the Company immediately started amortizing the cost over the remaining term of the lease. The Renfro improvements were completed in December 2009, and the Company will begin amortizing the cost in January 2010.

The following summarizes the future minimum rent payments pursuant to the lease terms discussed above:

	Renfro	Plainfield	Total
2010	$1,862,633	$2,415,000	$4,277,633
2011	1,862,633	2,500,791	4,363,424
2012	1,862,633	2,586,582	4,449,215
2013	1,862,633	2,586,582	4,449,215
2014 and thereafter	14,698,643	24,328,272	39,026,915

Total	$22,149,175	$34,417,227	$56,566,402

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The following condensed pro forma operating information is presented as if the Properties were included in operations at the beginning of the period:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenue	$4,986,910	$5,045,068
Net Loss	$(2,153,653)	$(1,570,864)
Net loss attributable to common stockholders	$(237,480)	$(93,516)
Loss per share	$(1.73)	$(0.68)

4.	Mortgage Payable

In conjunction with the contribution of the Properties on June 18, 2009 the Company assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced in January 2009. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Line of Credit”) to pay off the remaining balance of the prior loan and approximately $2.0 million to fund the tenant improvement allowance. The Term Debt has a three-year term, and expires on January 31, 2012. The interest rate on the Term Debt is the prime rate plus 1.0%, with a minimum of 6.50% for the term of the loan. The Term Debt calls for monthly, interest only payments during the construction period for the tenant improvements, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The Line of Credit provides for monthly, interest only payments with the balance due upon expiration of the initial one-year term, or January 29, 2010.

In January 2010, the Line of Credit was extended for six months to July 29, 2010 with an automatic six-month extension should the Line of Credit not be paid in full by that date. Also, as a term of the extension agreement, the interest rate was modified to a fixed rate of 6.50% from the prime rate plus 1.0% with a minimum of 6.50%. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Property.

The Plainfield property debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The loan had an initial term of 10 years and matures in November 2017. As of December 31, 2009 the unamortized loan principal was $21.0 million.

The following summarizes the future principal repayments per the loan terms discussed above:

	Renfro		Plainfield	Total
2010	$5,109,882	(1)	$245,122	$5,355,004
2011	137,891		262,170	400,061
2012	147,258		280,403	427,661
2013	157,261		299,904	457,165
2014 and thereafter	7,447,708		19,953,959	27,401,667

Total	$13,000,000		$21,041,558	$34,041,558

(1)	Amount includes the Renfro revolving line of credit in the amount of $5.0 million, which was extended for six months to July 29, 2010.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

5.	Income Taxes

The Company’s operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all the taxable income, gain, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of December 31, 2009, we held an 11% capital interest in the operating partnership.

The differences between the total income tax provision or (benefit) for financial statement purposes and income taxes computed using the federal income tax rate of 35% for the periods ended December 31 were as follows:

2009
Federal tax on pretax income (loss) at statutory rates	$(92)
State tax, net of federal benefit	(15)
Permanent / Other items	–
Valuation allowance	107

Total Provision	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2009 consist of the following (in thousands):

2009
Deferred tax assets:
Net operating loss	$2
Investment in Partnership	105

Total deferred tax assets	107
Less: valuation allowance	(107)

Net deferred tax assets	–
Deferred tax liabilities:
Others	–

Total deferred tax liabilities	–

Net deferred tax asset (liability)	$–

The company has recorded a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset. In addition, the Company anticipates electing to be taxed as a Real Estate Investment Trust, (“REIT”), as of December 31, 2010, and will not utilize the deferred tax asset. At December 31, 2009, the company had total net operating loss carryforwards for federal income tax purposes of $5,900. The federal loss carryforwards begin to expire in 2029.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss carryforwards may be limited or lost if a cumulative change in ownership of more than 50% occurs within a three-year period.

In July 2006, the FASB issued guidance to create a single model to address accounting for uncertainty in tax positions (ASC 740, “Income Taxes”). The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. The guidance also discusses derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the guidance as of January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

6.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the operating partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009, 2.02 million limited partnership units were issued in exchange for the Properties. As of December 31, 2009, noncontrolling interests were approximately 89.0% of total shares outstanding (assuming limited partnership units were converted to common stock), and of weighted average shares outstanding (assuming limited partnership units were converted to common stock).

As discussed in Note 2, Noncontrolling Interests, the new accounting provisions are required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirement, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and, as a result of the adoption of the new accounting provisions the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheet. In subsequent periods the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheet. Any noncontrolling interest that fails to qualify will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, may purchase their limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election, once the Company qualifies for treatment as a REIT. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported in the consolidated financial statements as noncontrolling interests.

7.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred and due to affiliates as of December 31, 2009:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Incurred	Paid	Payable
Advisor and Property Manager Fees:
Reimbursement of organizational and offering costs	$856,940	$44,138	$812,802
Acquisition fees and expenses	1,630,684	1,600,063	30,621
Asset management fees	219,674	80,041	139,633
Property management fees	68,442	28,972	39,470

	$2,775,740	$1,753,214	$1,022,526

Dealer Manager Fees	$128,670	$128,670	$–

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

Management Compensation

The following table summarizes the compensation and fees the Company will pay to the advisor, the property manager, the dealer manager and other affiliates, including amounts to reimburse costs in providing services. The sales commissions may vary for different categories of purchasers.

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)	The Dealer Manager will be entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering and the Primary Public Offering The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Private Offering, and will enter into new participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Type of Compensation (Recipient)	Determination of Amount

of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under our distribution reinvestment plan.

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

Dealer Manager Fee (Dealer Manager)	The Dealer Manager will be entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Private Offering and the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under our distribution reinvestment plan.

Reimbursement of Other Organization and Offering Expenses (Advisor)	The Company is required under the amended and restated advisory agreement to reimburse the Advisor for organization and offering costs (as defined in our Prospectus and Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The amended and restated advisory agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under both the advisory agreement and the amended and restated advisory agreement the Advisor receives acquisition and advisory fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the Contract Purchase Price, unless approved by a majority of the independent directors Under both the advisory agreement and the amended and restated advisory agreement, the Advisor receives fees in an amount up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property the Company sells as long as the Advisor provides substantial assistance in connection with the sale. The Advisor earned an acquisition fee and was reimbursed for acquisition related expenses of $1.4 million and $272,000, respectively, for the contribution of Renfro and Plainfield.

Asset Management Fee (Advisor)	The Advisor will receive an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly. The Company has deferred payment of the asset management fee in an effort to fund distributions from operating cash flow. As of December 31, 2009, $139,633 of asset management fees have been deferred and are reflected as a liability on the Company’s balance sheet.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)	The advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with its provision of administrative services with regard to the Private Offering and the Public Offering, including related personnel costs; provided, however, the advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of our average invested assets for that 12 months then ended; or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year. As of December 31, 2009, no amount of the advisor’s direct and indirect costs was allocated to, or incurred by, us.

Property Management Fees (Property Manager)	The Property Manager will be entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues from the properties plus reimbursement of the costs of managing the properties. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company contracts directly with a non-affiliated third-party property manager with respect to a particular property, the Company will pay the Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property. In addition, the Company may pay the Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. The Company may also pay the Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which the Company is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The Property Manager shall also be entitled to a construction management fee of 5% of the cost of improvements. The Company has deferred payment of the property management fee in an effort to fund distributions from operating cash flow. As of December 31, 2009, $39,470 of property management fees have been deferred and are reflected as a liability on the Company’s balance sheet.

Incentive Plan Compensation (Independent Directors)	On February 12, 2009, the Company’s board of directors adopted the Plan, which provides for the grant of awards to directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor, affiliate entities and full-time employees of such entities that provide services, and certain consultants and to the Advisor or to affiliate entities that provide services. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the outstanding shares of stock at any time. No awards have been granted under the Plan as of December 31, 2009.

Termination/Liquidation/Listing Stage

Disposition Fee (Advisor)	Under both the advisory agreement and the amended and restated advisory agreement, the Advisor receives fees in an amount up to one-half of the total real estate commission paid but the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Type of Compensation (Recipient)	Determination of Amount
Subordinated Share of Net Sale Proceeds (payable only if we are not listed on a national securities exchange) (Advisor)	The Advisor is entitled to receive a Subordinated Share of Net Sales Proceeds in the event of a sale transaction involving a property or the entity, if the Company’s stockholders are paid their return of capital plus an annual cumulative, non-compounding return. The Subordinated Share of Net Sales Proceeds is as follows: (1) 5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; (2) 10.0% if the stockholders are paid return of capital plus a 8.0% to 10.0% annual cumulative, non-compounding return; or (3) 15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

Subordinated Performance Fee Due Upon Termination of the Advisory Agreement (payable only if we are not listed on a national securities exchange) (Advisor)

If we terminate the advisory agreement for any reason other than a material breach by our advisor as a result of willful or intentional misconduct or bad faith on behalf of our advisor or we fail to offer a renewal to our advisor on substantially similar terms as the year prior, or our advisor terminates the advisory agreement because of a material breach by us, the advisor will be entitled to a subordinated performance fee (as defined in the advisory agreement) as follows:

•    5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•    10.0% if the stockholders are paid return of capital plus a 8.0% to 10.0% annual cumulative, non-compounding return; or

•    15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

Such fee is reduced by any prior payment to our advisor of a subordinated share of net sale proceeds.

This subordinated performance fee will be paid in the form of a non-interest bearing promissory note (the “Performance Fee Note” as defined in Amendment 1 to the amended and restated advisory agreement). Payment of this note will be deferred until we receive net proceeds from the sale or refinancing of properties held at the termination date. If the promissory note has not been paid in full within three years from the termination date, then our advisor may elect to convert the balance of the fee into shares of our common stock.

Subordinated Incentive Listing Fee (payable only if we are listed on a national securities exchange) (Advisor)

In the event we list our stock for trading, we are required to pay our advisor a subordinated incentive listing fee (as defined in the advisory agreement) as follows:

•    5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•    10.0% if the stockholders are paid return of capital plus a 8.0% to 10.0% annual cumulative, non-compounding return; or

•    15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

This subordinated incentive listing fee will be paid in the form of a non-interest bearing promissory note (the “Listing Fee Note” as defined in Amendment 1 to the amended and restated advisory agreement). Payment of this note will be deferred until we receive net proceeds from the sale or refinancing of properties held after the listing date. If the promissory note has not been paid in full within three years from the listing date, then the advisor may elect to convert the balance of the fee into shares of our common stock.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

8.	Commitments and Contingencies

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company is currently offering shares of common stock pursuant to a distribution reinvestment plan in the Private Offering. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days prior written notice to stockholders. As of December 31, 2009, 947 shares had been issued under the distribution reinvestment plan in the Private Offering.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
One or more but less than two	92.5% of redemption amount
Two or more but less than three	95.0% of redemption amount
Three or more but less than four	97.5% of redemption amount
Four or more	100.0% of redemption amount

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of December 31, 2009 $8,994 in shares of common stock subject to redemption was eligible towards redemptions.

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s balance sheet. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan.

9.	Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2009:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenues		$–	$178,979	$1,277,976	$1,275,623
Net Loss		$–	$(1,902,249)	$(25,720)	$(307,617)
Net Loss per Share	$		$(4.60)	$(0.01)	$(0.13)

10.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Extension of Debt Terms

In January 2010, the Renfro Line of Credit was extended for six months to July 29, 2010 (See Note 4, Mortgage Payable).

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Amendment to Advisory Agreement

On February 25, 2010 we amended the Advisory Agreement by and between the Company and advisor dated November 6, 2009 (“the Advisory Agreement”) to revise the definitions of “Listing Fee Note” and “Performance Fee Note,” in order to comply with certain requirements of the State of Ohio related to the initial public offering. Based on the amendment, both the Subordinated Incentive Fee Due Upon Listing (which is due and payable no earlier than 180 days after Listing) and the Subordinated Fee Due Upon Termination will be payable in the form of non-interest bearing promissory notes (the “Listing Fee Note” and the “Performance Fee Note,” respectively), rather than in the form of interest-bearing notes as previously stated. Except as otherwise stated in the amendment, the terms, conditions, and provisions of the Advisory Agreement remain unchanged.

Distributions Declared

On March 16, 2010, our board of directors declared a distribution rate for the second quarter of 2010 of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from April 1, 2010 through June 30, 2010.

Offering Status

As of March 26, 2010, in connection with our public offering we have issued 519,945 shares of our common stock for gross proceeds of approximately $5.1 million.

THE GC NET LEASE REIT, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Description	ST	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2009			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
			Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total
Plainfield	IL	$21,041,558	$3,708,916	$27,335,306	$2,217,126	$3,708,916	$29,552,432	$33,261,348	$569,327	N/A	6/18/2009	5-40 years
Renfro	SC	13,000,000	1,400,000	18,803,857	942,319	1,400,000	19,746,176	21,146,176	351,592	N/A	6/18/2009	5-40 years

		34,041,558	5,108,916	46,139,163	3,159,445	5,108,916	49,298,608	54,407,524	920,919

Activity in real estate facilities during 2009 was as follows:

Real estate facilities
Balance at beginning of year	$–
Acquisitions	51,248,079
Improvements	3,159,445

Balance at end of year	$54,407,524

Accumulated depreciation
Balance at beginning of year	$–
Depreciation expense	920,919
Balance at end of year	920,919

Real estate facilities, net	$53,486,605

S-1