Form 10-Q
period 2010-03-31
GC NET LEASE REIT, INC.
filed 2010-05-13
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2010: 704,743, $0.001 par value per share.

FORM 10-Q

THE GC NET LEASE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of The GC Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$1,873,455	$387,272
Restricted cash reserves for property improvements	233,333	655,670
Real estate:
Land	5,108,916	5,108,916
Building and improvements	41,456,672	41,009,335
Tenant origination and absorption cost	8,289,273	8,289,273

Total real estate	54,854,861	54,407,524
Less: accumulated depreciation and amortization	(1,472,727)	(920,919)

Total real estate, net	53,382,134	53,486,605
Above market leases, net	99,296	101,591
Deferred rent receivable	303,191	206,770
Other assets	543,690	457,022

Total assets	$56,435,099	$55,294,930

LIABILITIES AND EQUITY
Mortgage payable	$33,962,991	$34,041,558
Restricted reserves	233,333	208,333
Accounts payable and other liabilities	680,149	1,033,745
Distributions payable	136,398	128,824
Due to affiliates	876,647	1,022,526
Below market leases, net	569,671	581,019

Total liabilities	36,459,189	37,016,005
Commitments and contingencies (Note 7)
Common stock subject to redemption, 1,685 and 947 shares eligible towards redemptions as of March 31, 2010 and December 31, 2009, respectively	16,008	8,994
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2010 and December 31, 2009	-	-
Common Stock, $0.001 par value; 700,000,000 shares authorized; 529,858 and 252,319 shares outstanding, as of March 31, 2010 and December 31, 2009, respectively	5,298	2,523
Additional paid-in capital	3,353,418	928,009
Cumulative distributions	(146,855)	(92,834)
Accumulated deficit	(294,189)	(246,515)

Total stockholders’ equity	2,917,672	591,183

Noncontrolling interests	17,042,230	17,678,748

Total equity	19,959,902	18,269,931

Total liabilities and equity	$56,435,099	$55,294,930

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2010
Revenues:
Rental income	$1,174,882
Property tax recovery	97,840
Interest income	2,006

Total revenue	1,274,728

Expenses:
Asset management fees paid to affiliates	102,830
Property management fees paid to affiliates	32,082
Property tax expense	97,840
General and administrative expenses	273,766
Depreciation and amortization	555,974
Interest expense	560,223

Total expenses	1,622,715

Net loss	(347,987)
Net loss attributable to noncontrolling interests	(300,313)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(47,674)

Net loss per share, basic and diluted	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	324,651
Distributions declared per common share	$(0.17)

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE DECEMBER 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	277,539	2,775	2,772,611	-	-	2,775,386	-	2,775,386
Discount on issuance of common stock	-	-	(7,527)	-	-	(7,527)	-	(7,527)
Offering costs	-	-	(339,675)	-	-	(339,675)	-	(339,675)
Distributions	-	-	-	(47,007)	-	(47,007)	-	(47,007)
Issuance of shares for distribution reinvestment plan	738	7	7,007	(7,014)	-	-	-	-
Additions to common stock subject to redemption	(738)	(7)	(7,007)	-	-	(7,014)	-	(7,014)
Distributions for noncontrolling interests	-	-	-	-	-	-	(336,205)	(336,205)
Net loss	-	-	-	-	(47,674)	(47,674)	(300,313)	(347,987)
BALANCE MARCH 31, 2010	529,858	$5,298	$3,353,418	$(146,855)	$(294,189)	$2,917,672	$17,042,230	$19,959,902

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2010
Operating Activities:
Net loss	$(347,987)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building and building improvements	365,433
Amortization of intangible assets	186,374
Amortization of above and below market leases	(9,053)
Amortization of deferring financing costs	4,167
Deferred rent	(96,421)
Change in operating assets and liabilities:
Other assets	(90,834)
Accounts payable and other liabilities	(353,596)
Due to affiliates	(145,879)

Net cash used by operating activities	(487,796)
Investing Activities:
Building improvements	(447,337)
Building improvements funded from restricted cash reserves	447,337

Net cash provided by investing activities	-
Financing Activities:
Principal amortization payments on secured indebtedness	(78,567)
Issuance of common stock, net	2,428,184
Distributions to noncontrolling interests	(336,205)
Distributions to common stockholders	(39,433)

Net cash provided by financing activities	1,973,979

Net increase in cash and cash equivalents	1,486,183
Cash and cash equivalents at the beginning of the period	$387,272
Cash and cash equivalents at the end of the period	$1,873,455

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$367,415
Supplemental Disclosures of Significant Non-cash Transactions:
Distributions payable	$136,398
Common stock issued pursuant to the distribution reinvestment plan	$7,014

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Private Offering (as defined below) and the Public Offering (as defined below) to invest in these properties. The Company did not meet certain requirements to qualify as a real estate investment trust (“REIT”) as of December 31, 2009 for federal income tax purposes, and has deferred the election to be taxed as a REIT to December 31, 2010. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s initial Public Offering (as defined below). The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”) was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its amended and restated advisory agreement for the Public Offering. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement. The officers of the Advisor are also officers of the Sponsor. The term of the advisory agreement will end on its first anniversary and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Articles of Amendment and Restatement, dated February 12, 2009, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which includes shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company began to register an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of March 31, 2010 and December 31, 2009, the Company had 531,543 and 253,266 shares outstanding, respectively, of which 1,685 and 947 shares, respectively, were classified as common stock subject to redemption (See Note 7, Share Redemption Program).

Griffin Capital Securities, Inc. (the “Dealer Manager”) is one of the Company’s affiliates. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. On October 27, 2009, the Company and the Dealer Manager entered into a dealer manager agreement for the Public Offering. The dealer manager agreement may be terminated by either party upon prior written notice.

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

December 26, 2008, the Company contributed the initial $1,000 capital contribution, received by the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States of America and is effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative principles generally accepted in the United States (“GAAP”) for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical references incorporated into these unaudited consolidated financial statements have been updated to correspond to the new ASC reference.

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with GAAP for interim financial information, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. There is no basis of comparison during the periods presented as the Company had no property operations or investment activity for the same periods presented in 2009. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2010 and December 31, 2009.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of March 31, 2010 and December 31, 2009.

Restricted Cash

In conjunction with the contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves, held by the lender, to be used for specific property improvements. As of December 31, 2009, the balance of these reserves, reported as restricted cash, was $447,337. By March 31, 2010, the tenant improvement reserves were fully expended. An ongoing replacement reserve is funded by a tenant pursuant to the lease. The balance of the ongoing replacement reserve funded by the tenant since inception of the lease amendment was $233,333 and $208,333 as of March 31, 2010 and December 31, 2009, respectively.

Real Estate

Purchase Price Allocation

On January 1, 2009 the Company adopted the new accounting provisions, ASC 805-10, “Business Combinations,” to account for business combinations. The new provisions provide for greater consistency in the accounting and financial reporting of business combinations. The new accounting provisions require the Company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company will recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The new accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination, and therefore are expensed as incurred.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used by independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets in the consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets in the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. There were no impairment indicators present at March 31, 2010 that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

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

Organizational and Offering Costs

Organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Private Offering and the Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

The advisory agreement dated February 20, 2009 required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the amended and restated advisory agreement dated November 6, 2009, as amended, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the amended and restated advisory agreement, organization and offering expenses (including sales commissions and dealer

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

manager fees and non-accountable due diligence expense allowance, but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the NASAA Statement of Policy Concerning Real Estate Investment Trusts, such limitations discussed above will also apply to any future public offerings.

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. As of March 31, 2010 and December 31, 2009, offering costs were approximately $1.8 million and $1.5 million, respectively. During the year ended December 31, 2009, $322,146 was expensed as organizational related costs. There were no organizational related costs during the three months ended March 31, 2010. Of the total offering and organizational costs incurred, the Advisor advanced $877,899 and $856,940 as of March 31, 2010 and December 31, 2009, respectively, of which $785,191 and $812,802, respectively, was included in the consolidated balance sheets as “Due to Affiliates.” (See Note 6, Related Party Transactions.)

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets. (See Note 5, Noncontrolling Interests.)

On January 1, 2009 the Company adopted the new accounting provisions, ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” for noncontrolling interests, which require all entities to report noncontrolling interests (formerly “minority interests”) in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Also, the accounting provisions require any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, the provisions require a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. The Company retrospectively reflected the presentation and the disclosures in the accompanying consolidated balance sheets and related notes as required by the new accounting provisions. The adoption of the new accounting provisions resulted in a reclassification of minority interest to a separate component of total equity. Net income attributable to noncontrolling interests was formerly a component of net income. With the adoption of ASC 810-10, net income allocated to noncontrolling interests is shown as a reduction to net income in calculating net income available to common stockholders. Additionally, upon adoption of the new accounting provisions, any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income.

As a result of the issuance of the new accounting provisions, certain amendments were also made to the provisions included in ASC 480-10, “Distinguishing Liabilities from Equity,” to include noncontrolling interests within its scope. These revisions clarified that if noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were reclassified as temporary equity.

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of March 31, 2010.

Fair Value Measurements

In April 2009, the FASB issued updated guidance related to the interim and annual disclosures about the fair value of financial instruments in ASC 825-10, “Disclosure about Fair Value of Financial Instruments” and ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820”). The provisions require interim and annual disclosures of the fair value of all financial instruments (recognized or unrecognized) and include the following:

•	Effective April 1, 2009: new provisions providing additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales; and

•

Effective January 1, 2009: new framework for fair value measurements and disclosure for all nonfinancial assets and nonfinancial liabilities, including those reported at fair value on a nonrecurring basis; and new provisions pertaining to the fair value for assets or liabilities arising from contingencies in business combinations and property acquisitions.

The updated guidance in ASC 820 is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

In January 2010, the FASB issued updated guidance in ASC 820, which is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years beginning after December 15, 2010.

In August 2009, the FASB issued updated guidance in ASC 820 to provide clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The guidance is effective for the first reporting period beginning after issuance.

Financial instruments, as of March 31, 2010 and December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value. As such, the adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements.

Income Taxes

The Company did not meet certain requirements to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ended December 31, 2009. Therefore, the Company has deferred the REIT election to December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, after the REIT election has been made, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in a manner that, once the Company qualifies to be treated as a REIT, it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of March 31, 2010 and December 31, 2009, the TRS had not commenced operations.

The Company provides for income taxes on all transactions that have been recognized in accordance with ASC 740, “Income Taxes” (“ASC 740”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. ASC 740 requires that the Company record a valuation allowance against the net deferred income tax assets associated with the Company’s net operating loss (“NOL”) carryforwards if it is “more likely than not” that the Company will not be able to utilize them to offset future income taxes. Due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset, the Company recorded a valuation allowance for the entire amount of the net deferred tax asset. It is possible, however, that the Company could be profitable in the future at levels which could cause the Company to determine that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company could record the estimated net realizable value of the deferred income tax asset at that time.

Earnings Per Share

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of March 31, 2010, common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

Recently Issued Accounting Pronouncements

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions are effective for fiscal years

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

and interim periods beginning after November 15, 2009. As of March 31, 2010, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of March 31, 2010, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 as of December 31, 2009.

In February 2010, the FASB issued updated guidance in ASC 855, which eliminates the disclosure requirements for SEC filers with respect to disclosure of the date through which subsequent events have been evaluated.

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

The contribution value of Renfro and Plainfield was allocated as follows:

Land	$5,108,916
Building and improvements	37,849,890
Tenant origination and absorption cost	8,289,273
In-place lease valuation (above market)	106,487
In-place lease valuation (below market)	(605,228)
Restricted improvement reserve assumed	3,606,782
Mortgage payable assumed	(34,156,119)
Limited partnership units issued	20,200,000

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The Company allocated a portion of the contributed real estate asset value to in-place lease valuation, as discussed above. The Renfro Corp contractual, in-place lease was considered above market which resulted in a deferred rent asset of $106,487. The CB&I lease was considered below market which resulted in a deferred rent liability of $605,228. Both leases were measured against comparable leasing information, and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate. The in-place lease valuation will be amortized into rental revenue over the remaining term of the lease as discussed above. The Company will amortize $36,216, net, of in-place lease valuation, into rental revenue each year, totaling $181,082 over a five-year period. In addition, the Company allocated $4.95 million and $3.34 million of the Renfro and Plainfield contributed value, respectively, to tenant origination and absorption cost. These amounts will be amortized over the remaining term of each respective lease. The Company will amortize $659,199 into depreciation expense each year, totaling $3.3 million over a five-year period.

As part of the real estate asset contribution, the Company assumed building and tenant improvement reserves with an initial balance of $2.0 million and $7.4 million for Renfro and Plainfield, respectively. Approximately $622,000 and $5.1 million was utilized by Renfro Corp and CB&I, respectively, prior to the contribution date and was included in building and improvements. The Company assumed the remaining reserve of $3.6 million upon contribution of the real estate assets, which consisted of $1.4 million and $2.2 million for Renfro and Plainfield, respectively. As of December 31, 2009, $447,337 of the Renfro tenant improvement reserves was remaining. By March 31, 2010 the Renfro tenant improvement reserve was fully expended. The Plainfield improvements were completed in September 2009, and the Company immediately started amortizing the cost over the remaining term of the lease. The Renfro improvements were completed in December 2009, and the Company began amortizing the cost in January 2010.

The following summarizes the future minimum rent payments pursuant to the lease terms discussed above as of March 31, 2010:

	Renfro	Plainfield	Total
2010	$1,396,975	$1,811,250	$3,208,225
2011	1,862,633	2,500,791	4,363,424
2012	1,862,633	2,586,582	4,449,215
2013	1,862,633	2,586,582	4,449,215
2014 and thereafter	14,698,643	24,328,272	39,026,915
Total	$21,683,517	$33,813,477	$55,496,994

4.	Mortgage Payable

In conjunction with the contribution of the Properties on June 18, 2009 the Company assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced in January 2009. The aggregate Renfro loan amount is $13.0 million and consists of: (i) $8.0 million (the “Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Line of Credit”) used to pay off the remaining balance of the prior loan and to fund $2.0 million of the tenant improvement allowance.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The Term Debt has a three-year term, and expires on January 31, 2012. The interest rate on the Term Debt is the prime rate plus 1.0%, with a minimum of 6.50% for the term of the loan. The Term Debt called for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The tenant improvement period ended in January 2010 with the completion of the improvement projects, and release of all remaining tenant improvement reserve funds, therefore and amortization of the Term Debt commenced on March 1, 2010. As of March 31, 2010 and December 31, 2009 the Term Debt principal balance was $8.0 million.

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

The Plainfield mortgage debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The terms of the Plainfield loan require monthly principal and interest payments. The Plainfield loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The Plainfield loan has an initial term of 10 years and matures in November 2017. As of March 31, 2010 and December 31, 2009, the unamortized Plainfield loan principal was $21 million.

The following summarizes the future principal repayments per the loan terms discussed above:

	Renfro		Plainfield	Total
2010	$5,095,849	(1)	$180,588	$5,276,437
2011	137,891		262,170	400,061
2012	7,752,227	(2)	280,403	427,661
2013	-		299,904	457,165
2014 and thereafter	-		19,953,959	27,401,667
Total	$12,985,967		$20,977,024	$33,962,991

(1)	Amount includes the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to July 29, 2010.
(2)	Amount includes payment of the remaining balance on the Term Debt upon expiration on January 31, 2012.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the operating partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009, 2.02 million limited partnership units were issued in exchange for the Properties. As of March 31, 2010, noncontrolling interests were approximately 79.3% of total shares outstanding (assuming limited partnership units were

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

converted to common stock), and approximately 86.3% of weighted average shares outstanding (assuming limited partnership units were converted to common stock).

As discussed in Note 2, Noncontrolling Interests, the new accounting provisions are required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and, as a result of the adoption of the new accounting provisions, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets. In subsequent periods the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred and due to affiliates as of March 31, 2010:

	Incurred	Paid	Payable

Advisor and Property Manager Fees:
Reimbursement of organizational and offering costs	$877,899	$92,708	$785,191
Operating expenses	46,485	-	46,485
Asset management fees	322,504	288,227	34,277
Property management fees	100,524	89,830	10,694

	$1,347,412	$470,465	$876,647

Dealer Manager Fees	$270,012	$270,012	$-

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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
Sales Commissions (Participating Dealers)

The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering, and, pursuant to the new agreement, the Dealer Manager is entitled to the same sales commission from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)

The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Private Offering, and is entitled to the same fee from sales in the Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Type of Compensation (Recipient)	Determination of Amount
Reimbursement of Organization and Offering Expenses (Advisor)

The Company is required under the amended and restated advisory agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the amended and restated advisory agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The amended and restated advisory agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)

Under the amended and restated advisory agreement the Advisor receives acquisition and advisory fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors. Under the amended and restated advisory agreement, the Advisor receives fees in an amount up to one-half of the total real estate commission paid but in no event to exceed an amount equal to 3.0% of the contract sale price for each property the Company sells as long as the Advisor provides substantial assistance in connection with the sale.

Disposition Fee (Advisor)

Under the amended and restated advisory agreement, if the Advisor provides a substantial amount of the services in connection with the sale of one or more properties, the Advisor receives fees in an amount up to 3% of the contract sales price of such properties. However, the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee (Advisor)

The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly. The Company has deferred payment of the asset management fee in an effort to fund distributions from operating cash flow.

Operating Expenses (Advisor)

The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of the Company’s assets, for that fiscal year. As of December 31, 2009, no amount of the Advisor’s direct and indirect expenses was allocated to, or incurred by, the Company. As of March 31, 2010, $46,485 of operating expenses was allocated to the Company and is reflected as a liability on the Company’s balance sheets. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities.

Property Management Fees (Property Manager)

The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues from the properties plus reimbursement of the costs of managing the properties. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Type of Compensation (Recipient)	Determination of Amount

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

Liquidation/Termination/Listing Stage

Subordinated Share of Net Sale Proceeds (payable only if the Company is not listed on a national securities exchange);

Subordinated Performance Fee Due Upon Termination of the Amended and Restated Advisory Agreement (payable only if the Company is not listed on a national securities exchange); and

Subordinated Incentive Listing Fee

(payable only if the Company is listed on a national securities exchange)

(Advisor)

The Advisor is entitled to receive the following:
1)

A Subordinated Share of Net Sales Proceeds (as defined in the amended and restated advisory agreement) in the event of a sale transaction involving a property or the entity, if the Company’s stockholders are paid their return of capital plus an annual cumulative, non-compounding return;

2)

A Subordinated Performance Fee (as defined in the amended and restated advisory agreement) Due Upon Termination of the Amended and Restated Advisory Agreement if the Company terminates the amended and restated advisory agreement for any reason other than a material breach by the Advisor as a result of willful or intentional misconduct or bad faith on behalf of the Advisor. Such fee is reduced by any prior payment to the advisor of a subordinated share of net sale proceeds; and

	3)	A Subordinated Incentive Listing Fee (as defined in the amended and restated advisory agreement) in the event the Company lists its stock for trading.
Each compensation discussed above is calculated as follows:

•     5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•     10.0% if the stockholders are paid return of capital plus an 8.0% to 10.0% annual cumulative, non-compounding return; or

•     15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

The subordinated performance and incentive fees may be paid in the form of non-interest bearing promissory notes (the “Performance Fee Note” and “Listing Fee Note,” respectively, as defined in Amendment 1 to the amended and restated advisory agreement). Payment of the Performance Fee and Listing Fee notes will be deferred until the Company receives net proceeds from the sale or refinancing of properties held at the termination date or the valuation date, respectively. If either promissory note has not been paid in full within three years from the termination date or valuation date, then the Advisor may elect to convert the balance of the fee into shares of the Company’s common stock.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the amended and restated advisory agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders.

Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock available for issue, the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide the respective services, the Company will be required to obtain such services from other resources.

7.	Commitments and Contingencies

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to stockholders. As of March 31, 2010 and December 31, 2009, 1,685 and 947 shares, respectively, had been issued under the distribution reinvestment plan.

Share Redemption Program

The Company has adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

Number of Years Held	Redemption Price
Less than one	No Redemption Allowed
One or more but less than two	92.5% of redemption amount
Two or more but less than three	95.0% of redemption amount
Three or more but less than four	97.5% of redemption amount
Four or more	100.0% of redemption amount

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of March 31, 2010 and December 31, 2009, $16,008 and $8,994 in shares of common stock subject to redemption, respectively, was eligible for redemptions.

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s consolidated balance sheets. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan.

8.	Declaration of Distributions

On March 16, 2010, the Company’s board of directors declared a distribution rate for the second quarter of 2010 of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from April 1, 2010 through June 30, 2010.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Offering Status

As of May 10, 2010, in connection with the Public Offering the Company has issued 456,766 shares of the Company’s common stock for gross proceeds of approximately $4.56 million. Through May 10, 2010, the Company has received aggregate gross offering proceeds of approximately $6.92 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We recently began operations and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc. We did not meet certain requirements to qualify as a real estate investment trust (“REIT”) as of December 31, 2009 for federal income tax purposes, and have deferred the election to be taxed as a REIT to December 31, 2010.

We have no paid employees and are externally advised and managed by our advisor, The GC Net Lease REIT Advisor, LLC, an affiliate of ours. Griffin Capital Corporation is our sponsor, and is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P. We expect to own all of our properties directly or indirectly through our operating partnership or similar entities.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was initially paid on June 15, 2009.

On June 18, 2009, affiliates of our sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”) (collectively, the “Griffin Properties”), to our operating partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the Griffin Properties contributed was approximately $54.36 million. In conjunction with the contribution we assumed approximately $34.16 million of existing debt. Since the contribution of the Griffin Properties, distributions have been substantially funded with operating cash flow.

We terminated our private offering on November 6, 2009, having raised approximately $2.35 million through the issuance of approximately 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of March 31, 2010, we had issued 283,565 shares of our common stock for gross proceeds of approximately $2.8 million in our Public Offering.

Our results of operations for the three months ended March 31, 2010 are not indicative of those expected in the future periods as we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Significant Accounting Policies and Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. There have been no significant changes to our policies during the quarter ended March 31, 2010. These policies are described in greater detail in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 and continue to include the following areas:

•	Real Estate- valuation and purchase price allocation, depreciation

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Non-Controlling Interests in Consolidated Subsidiaries;

•	Common Stock Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in the United States, and is effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Any technical references incorporated into the accompanying financial statements have been updated to correspond to the new FASB codification reference.

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions are effective for fiscal years and interim periods beginning after November 15, 2009. As of March 31, 2010, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of March 31, 2010, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. We adopted ASC 855 as of December 31, 2009.

In February 2010, the FASB issued updated guidance in ASC 855, which eliminates the disclosure requirements for SEC filers with respect to disclosure of the date through which subsequent events have been evaluated.

Results of Operations

Overview

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

In connection with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced on January 29, 2009. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Renfro Term Debt”)

to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Renfro Line of Credit”) used to pay off the remaining balance of the prior loan, and fund a $2.0 million tenant improvement allowance. The Renfro Term Debt has a three year term, and expires on January 31, 2012. The interest rate on the Renfro Term Debt is the prime rate plus 1.0%, with a minimum of 6.50% for the term of the loan. The Renfro Term Debt called for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The tenant improvement period ended in January 2010 with the completion of the improvement projects, and release of all remaining tenant improvement reserve funds, therefore amortization of the Term Debt commenced on March 1, 2010. As of March 31, 2010 and December 31, 2009, the Term Debt principal balance was $8.0 million. Both the Renfro Term Debt and Line of Credit are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro property.

The Renfro Line of Credit had an initial term of one year but was extended for six months to July 29, 2010 with an automatic option to extend it further to January 29, 2011 should the Line of Credit not be paid in full by that date. Also, as a term of the extension agreement, the interest rate was modified to a fixed rate of 6.50% from the prime rate plus 1.0% with a minimum of 6.50%. In the event that we cannot further extend or renew the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt. The Renfro Line of Credit provides for monthly, interest-only payments, with the entire principal balance outstanding due upon the expiration of the extended term, or January 29, 2011.

In connection with the contribution, we also assumed mortgage debt in the amount of $21.16 million, with a fixed rate of interest of 6.65% (the “Plainfield mortgage debt”). The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on our interest in the underlying property, fixture, filing, and assignment of leases, rents, income and profits. The loan has an initial term of 10 years and matures in November 2017. As of March 31, 2010 and December 31, 2009, the unamortized loan principal for the Plainfield mortgage debt was approximately $21.0 million.

There is no basis of comparison during the periods presented as we had no properties for the same periods presented in 2009. Additionally, our results of operations for the three months ended March 31, 2010 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation and amortization and interest expense will each increase in future periods as we acquire additional real estate assets.

Operating Results for the Three Months Ended March 31, 2010

Rental Income

Rental income for the three months ended March 31, 2010 was approximately $1.17 million, which includes rental income for the Griffin Properties (approximately $1.07 million), adjustment to straight-line contractual rent ($96,421), and the amortization of in-place lease valuation upon contribution ($9,053). Also included as a component of revenue is the recovery of property taxes ($97,840). We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2010 were $232,752, consisting of property taxes ($97,840), property management fees ($32,082), and asset management fees ($102,830). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $273,766, consisting mostly of professional fees, including accounting and legal costs ($108,627), directors’ and officers’ insurance ($69,388), operating expenses incurred on behalf of the Advisor, which were allocated to us during the period ($46,485), board of directors fees ($20,898), and transfer agent fees ($10,777). We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2010 was $555,974. Depreciation expense consists of depreciation of building and building improvements of the Griffin Properties ($365,433). Amortization expense primarily consists of the amortization of the contributed value allocated to intangible assets ($186,374). We expect depreciation and amortization expense to increase in future periods as we acquire additional real estate assets.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $560,223 related to the mortgage debt assumed with the contribution of the Griffin Properties. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our advisor and its affiliates, proceeds received in our Public Offering and operating cash flows generated from the Griffin Properties and other properties we acquire in the future. Any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our amended and restated advisory agreement provides that expenses advanced to us by our advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the Public Offering (excluding sales commissions and dealer manager fees) were initially paid by our advisor and will be reimbursed by us, up to 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs. The offering and organizational costs (including sales commissions and dealer manager fees) may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the advisor must reimburse the Company for any excess amounts. Operating cash flows are expected to increase as properties are added to our portfolio.

The Renfro Line of Credit had an initial term of one year but was extended until July 29, 2010 with an automatic option to extend it further to January 29, 2011. If the lender does not renew and extend the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt.

Our cash and cash equivalent balances increased $1,486,183 during the three months ended March 31, 2010 and was provided by:

Operating Activities. During the three months ended March 31, 2010, we used $487,796 of cash from operating activities, which consisted of a net loss of $347,987, offset by non-cash adjustments of $450,500 (consisting of depreciation and amortization of $546,921 less deferred rent of $96,421) and cash used for working capital of $590,309, primarily to fund regular payables and deferred asset management and property management fees.

Investing Activities. During the three months ended March 31, 2010, we expensed $447,337 for tenant improvements. These improvements were funded by reserve proceeds, held by lenders, which were assumed by us in conjunction with the contribution of the Griffin Properties.

Financing Activities. During the three months ended March 31, 2010, we generated $1,973,979 from financing activities, primarily the result of the issuance of common stock. Net offering proceeds from our Public Offering were $2,428,184 for the three months ended March 31, 2010, consisting of gross proceeds of approximately $2.8 million, less a discount on common stock of $7,527 and incurred offering costs of $339,675. Debt amortization totaled $78,567 and distributions to noncontrolling interests and common stockholders were $336,205 and $39,433, respectively.

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

We made our first distribution on June 15, 2009 to investors of record on May 31, 2009. We achieved our minimum escrow requirement on May 6, 2009; therefore, our first monthly distribution was only for a partial month. With the contribution of the Griffin Properties, we funded distributions with operating cash flow and offering proceeds raised in our private offering and our Public Offering. The distributions funded from offering proceeds are considered a return of capital to the stockholder.

The following table shows total distributions for the first quarter of 2010 and for the year ended December 31, 2009:

	Three Months Ended
	March 31, 2010		December 31, 2009	September 30, 2009	June 30, 2009
Distributions paid in cash-noncontrolling interests	$336,205		$339,941	$276,436	$-
Distributions paid in cash-common stockholders	39,433		34,096	29,886	6,839
Distributions reinvested (shares issued)	7,014		3,950	3,568	1,475

Total distributions	$382,652	(1)	$377,987	$309,890	$8,314

Source of distributions:
Cash flows provided by (used in) operations	$(487,796)		$290,898	$52,153	$(284,553)
Proceeds from issuance of common stock	863,434		83,139	254,169	291,392
Distributions reinvested (shares issued)	7,014		3,950	3,568	1,475

Total sources	$382,652		$377,987	$309,890	$8,314

(1)	Total distributions declared but not paid as of the three months ended March 31, 2010 for noncontrolling interests and common stockholders were $115,804 and $20,594, respectively.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem substantive. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO is presented in the following table for the three months ended March 31, 2010:

Net loss	$(347,987)
Add:
Depreciation of building and building improvements	365,433
Amortization of intangible assets	186,374

FFO	$203,820

Set forth below are additional non-cash adjustments that are reflected in the GAAP net loss. These adjustments should be considered when assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Other Non-cash Items Included in Net Loss:

•	Revenues in excess of actual cash received as a result of straight-line rent of $96,421 for the three months ended March 31, 2010;

•	Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $9,053 for the three months ended March 31, 2010; and

•	Amortization of deferred financing costs related to the extension of the Renfro Line of Credit of $4,167 for the three months ended March 31, 2010.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2010:

	Payments Due During the Years Ending December 31,
	Total	2010		2011-2012		2013-2014	Thereafter
Outstanding debt obligations (1)
Renfro	$12,985,967	$5,095,849	(2)	$7,890,118	(3)	-	-
Plainfield	20,977,024	180,588		542,573		620,665	19,633,198
Interest on outstanding debt obligations (4)
Renfro	953,679	394,449		559,230		-	-
Plainfield	10,286,932	1,061,614		2,769,966		2,691,874	3,763,478

Total	$45,203,602	$6,732,500		$11,761,887		$3,312,539	$23,396,676

(1)	Amounts include principal payments only.
(2)	Amount includes the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to July 29, 2010.
(3)	Amount includes payment of the remaining balance on the Term Debt upon expiration on January 31, 2012.
(4)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2010.

Subsequent Events

Offering Status

As of May 10, 2010, in connection with our Public Offering we have issued 456,766 shares of our common stock for gross proceeds of approximately $4.56 million. Through May 10, 2010, we have received aggregate gross offering proceeds of approximately $6.92 million from the sale of shares in our private offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and our Public Offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of March 31, 2010 and December 31, 2009, our debt consisted of two mortgage loans and a line of credit totaling approximately $34 million. The Renfro debt consists of the Renfro Term Debt and the Renfro Line of Credit. The interest rate on the Renfro Line of Credit is fixed at a rate of 6.5% per annum, and the interest rate on the Renfro Term Debt is the prime rate plus 1.0%, with a minimum interest rate of 6.5% per annum. The Renfro Line of Credit was set to mature in January 2010, but we obtained an extension and the maturity date is now July 29, 2010, with an automatic option to extend it further to January 29, 2011. If we are unsuccessful in extending the Renfro Line of Credit again or in refinancing it, we will pay off the Renfro Line of Credit with operating cash flow, equity proceeds, or other sources including funds advanced from our sponsor. The Renfro Term Debt matures in January 2012. The terms of the Renfro Term Debt call for interest only payments for the first year, then principal and interest payments thereafter. An increase of 1.0% in the current prime rate would have no impact on our future earnings of cash flows as the minimum interest rate would still apply.

The Plainfield mortgage debt had an original loan amount of $21.5 million and matures in November 2017. The loan bears a fixed rate of 6.65% for the term of the loan. The terms of the Plainfield mortgage debt require monthly principal and interest payments.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our president and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in the Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public and 7,500,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of March 31, 2010, we had issued approximately 283,565 shares of common stock in the Public Offering, raising gross offering proceeds of approximately $2.8 million. From this amount, we paid $270,012 in selling commissions and dealer manager fees to our dealer manager and $48,570 to our advisor for reimbursement of organization and offering costs. We have used our net offering proceeds to fund organization and offering costs, and other business operating expenses.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1*	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2*	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 10, 2009, Commission File No. 333-159167)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GC NET LEASE REIT, INC.
(Registrant)

Dated: May 12, 2010	By:	/s/ Joseph E. Miller
Joseph E. Miller
Chief Financial Officer and Treasurer