Form 10-Q
period 2010-06-30
GC NET LEASE REIT, INC.
filed 2010-08-16
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2010: 1,076,468, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$2,342,168	$387,272
Restricted cash reserves for property improvements	1,000,699	655,670
Real estate:
Land	6,603,024	5,108,916
Building and improvements	60,110,844	41,009,335
Tenant origination and absorption cost	13,051,113	8,289,273

Total real estate	79,764,981	54,407,524
Less: accumulated depreciation and amortization	(2,096,674)	(920,919)

Total real estate, net	77,668,307	53,486,605
Above market leases, net	1,481,424	101,591
Deferred rent receivable	405,741	206,770
Deferred financing costs, net	576,757	-
Due from affiliates	238,069	-
Other assets	331,330	457,022

Total assets	$84,044,495	$55,294,930

LIABILITIES AND EQUITY
Mortgage payable	$33,874,146	$34,041,558
Credit facility	16,900,000	-
Restricted reserves	1,000,699	208,333
Accounts payable and other liabilities	713,357	1,033,745
Distributions payable	188,591	128,824
Due to affiliates	944,976	1,022,526
Below market leases, net	558,323	581,019

Total liabilities	54,180,092	37,016,005
Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 813,000 and no units eligible towards redemption as of June 30, 2010 and December 31, 2009, respectively	7,480,000	-
Common stock subject to redemption, 4,516 and 947 shares eligible towards redemption as of June 30, 2010 and December 31, 2009, respectively	42,898	8,994
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2010 and December 31, 2009	-	-
Common Stock, $0.001 par value; 700,000,000 shares authorized; 902,314 and 252,319 shares outstanding, as of June 30, 2010 and December 31, 2009, respectively	9,014	2,523
Additional paid-in capital	7,375,837	928,009
Cumulative distributions	(269,415)	(92,834)
Accumulated deficit	(538,441)	(246,515)

Total stockholders’ equity	6,576,995	591,183

Noncontrolling interests	15,764,510	17,678,748

Total equity	22,341,505	18,269,931

Total liabilities and equity	$84,044,495	$55,294,930

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental income	1,343,604	157,940	2,518,487	157,940
Property tax recovery	135,082	18,746	232,922	18,746
Interest income	798	2,293	2,804	2,293

Total revenue	1,479,484	178,979	2,754,213	178,979

Expenses:
Asset management fees paid to affiliates	116,714	13,589	219,544	13,589
Property management fees paid to affiliates	37,282	4,278	69,364	4,278
Property tax expense	135,082	18,746	232,922	18,746
Acquisition fees and expenses	909,362	1,630,684	909,362	1,630,684
General and administrative expenses	139,662	290,232	413,428	290,232
Depreciation and amortization	623,948	48,636	1,175,756	48,636
Interest expense	658,868	75,063	1,223,258	75,063

Total expenses	2,620,918	2,081,228	4,243,634	2,081,228

Net loss	(1,141,434)	(1,902,249)	(1,489,421)	(1,902,249)

Net loss attributable to noncontrolling interests	(865,207)	(1,441,572)	(1,197,495)	(1,441,572)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	(276,227)	(460,677)	(291,926)	(460,677)
Net loss per share, basic and diluted	(0.38)	(8.73)	(0.55)	(8.73)

Weighted average number of common shares outstanding, basic and diluted	728,601	52,755	527,741	52,755

Distributions declared per common share	0.17	0.10	0.34	0.10

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2010 (unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE DECEMBER 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	649,995	6,491	6,485,930	-	-	6,492,421	-	6,492,421
Discount on issuance of common stock	-	-	(7,527)	-	-	(7,527)	-	(7,527)
Offering costs	-	-	(30,575)	-	-	(30,575)	-	(30,575)
Distributions	-	-	-	(142,677)	-	(142,677)	-	(142,677)
Issuance of shares for distribution reinvestment plan	3,569	36	33,868	(33,904)	-	-	-	-
Additions to common stock subject to redemption	(3,569)	(36)	(33,868)	-	-	(33,904)	-	(33,904)
Contribution of noncontrolling interests	-	-	-	-	-	-	7,480,000	7,480,000
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	(7,480,000)	(7,480,000)
Distributions for noncontrolling interests	-	-	-	-	-	-	(716,743)	(716,743)
Net loss	-	-	-	-	(291,926)	(291,926)	(1,197,495)	(1,489,421)
BALANCE JUNE 30, 2010	902,314	$9,014	$7,375,837	$(269,415)	$(538,441)	$6,576,995	$15,764,510	$22,341,505

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating Activities:
Net loss	$(1,489,421)	$(1,902,249)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building and building improvements	809,526	48,636
Amortization of intangible assets	366,230	-
Amortization of above and below market leases	(7,374)	(1,425)
Amortization of deferring financing costs	25,152	-
Deferred rent	(198,971)	(13,927)
Change in operating assets and liabilities:
Due from affiliates	(238,069)	-
Other assets	125,692	(224,420)
Accounts payable and other liabilities	(320,388)	618,570
Due to affiliates	(77,550)	1,199,068

Net cash used in operating activities	(1,005,173)	(275,747)
Investing Activities:
Acquisition of Will Partners property	(18,825,278)	-
Building improvements	(447,337)	-
Building improvements funded from restricted cash reserves	447,337	-

Net cash used in investing activities	(18,825,278)	-
Financing Activities:
Proceeds from borrowings	16,900,000	-
Principal amortization payments on secured indebtedness	(167,412)	-
Deferred financing costs	(601,909)
Issuance of common stock, net	6,454,319	921,780
Distributions to noncontrolling interests	(679,881)	(44,828)
Distributions to common stockholders	(119,770)	(15,645)

Net cash provided by financing activities	21,785,347	861,307

Net increase in cash and cash equivalents	1,954,896	585,560
Cash and cash equivalents at the beginning of the period	$387,272	$201,000
Cash and cash equivalents at the end of the period	$2,342,168	$786,560

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$939,124	$-
Contribution of real estate assets by affiliates	$7,480,000	$50,749,336
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- assumed upon contribution of real estate assets by affiliates	$-	$3,606,782
Restricted cash- ongoing improvement reserve paid by tenant	$792,366	$158,333
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$-	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$7,480,000	$20,200,000
Distributions payable to noncontrolling interests	$152,665	$-
Distributions payable to common stockholders	$35,926	$8,806
Common stock issued pursuant to the distribution reinvestment plan	$33,904	$1,475

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Private Offering (as defined below) and the Public Offering (as defined below) to invest in these properties. The Company deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which the Company did not satisfy as of December 31, 2009. As of June 30, 2010, the Company satisfied these non-financial requirements. The Company’s year end is December 31.

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Articles of Amendment and Restatement, dated February 12, 2009, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company began to register an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of June 30, 2010 and December 31, 2009, the Company had 906,830 and 253,266 shares outstanding, respectively, of which 4,516 and 947 shares, respectively, were classified as common stock subject to redemption (See Note 7, Share Redemption Program).

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

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received by the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with GAAP for interim financial information as contained in the ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2010 and December 31, 2009.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of June 30, 2010 and December 31, 2009.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves, held by the lender, to be used for specific property improvements. As of December 31, 2009, the balance of these reserves, reported as restricted cash, was $447,337. By June 30, 2010, these tenant improvement reserves were fully expended. An ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease. The balance of the ongoing replacement reserve funded by these tenants was approximately $1.0 million and $208,333 as of June 30, 2010 and December 31, 2009, respectively. The $1.0 million reserve balance as of June 30, 2010 included $742,366 of a funded replacement reserve that was assumed in conjunction with the June 4, 2010 acquisition (see Note 3, Real Estate).

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. There were no impairment indicators present at June 30, 2010 that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

With the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the associated leases have minimum rent payment increases during the term of the lease, and are recorded to rental revenue on a straight-line basis, commencing as of the contribution date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Currently, there are no leases that provide for contingent rental income.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The advisory agreement dated February 20, 2009 required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the amended and restated advisory agreement dated November 6, 2009, as amended, (the “amended and restated advisory agreement”) the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the amended and restated advisory agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance, but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the NASAA Statement of Policy Concerning Real Estate Investment Trusts, such limitations discussed above will also apply to any future public offerings.

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. As of June 30, 2010 and December 31, 2009, offering costs were approximately $2.4 million and $1.5 million, respectively. During the year ended December 31, 2009, $322,146 was expensed as organizational related costs. There were no organizational related costs during the six months ended June 30, 2010. Of the total offering and organizational costs incurred, the Advisor advanced $877,899 and $856,940 as of June 30, 2010 and December 31, 2009, respectively. As of December 31, 2009 the Company was liable to the advisor for $812,802, which is included in the consolidated balance sheets as “Due to Affiliates.” As of June 30, 2010, the Company incurred organizational and offering costs of approximately $1.94 million, which exceeds the 15% of gross proceeds limitation in the amended and restated advisory agreement. Therefore, if the Company terminated its Public Offering on June 30, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result the Company recorded an amount due from the Advisor of $238,069 (after deducting unreimbursed amounts previously advanced by the Advisor), included in the consolidated balance sheets as “Due from Affiliates.” No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisory agreement. The Company continues to monitor both the 3.5% and 15% limitations and expects the receivable to decrease as the Company raises additional offering proceeds. (See Note 6, Related Party Transactions.)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements. As of June 30, 2010, the Company’s deferred financing costs, net of amortization, were $576,757. There were no deferred financing costs as of December 31, 2009.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

As a result of the issuance of the new accounting provisions, certain amendments were also made to the provisions included in ASC 480-10, “Distinguishing Liabilities from Equity,” to include noncontrolling interests within its scope. These revisions clarified that if noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were reclassified as temporary equity.

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of June 30, 2010.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Financial instruments, as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. Financial instruments as of June 30, 2010 consisted of the same accounts as well as the Credit Facility, as defined in Note 4. Pursuant to the Credit Facility terms, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. Compliance with these covenants will be required beginning with the quarter ended September 30, 2010. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value. As such, the adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements.

Income Taxes

The Company deferred the election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which the Company did not satisfy as of December 31, 2009. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If the Company fails to qualify as a REIT in any taxable year, after the REIT election has been made, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in a manner that, once the Company qualifies to be treated as a REIT, it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

and liabilities. As of June 30, 2010 and December 31, 2009, the TRS had not commenced operations.

The Company provides for income taxes on all transactions that have been recognized in accordance with ASC 740, “Income Taxes” (“ASC 740”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. ASC 740 requires that the Company record a valuation allowance against the net deferred income tax assets associated with the Company’s net operating loss (“NOL”) carryforwards if it is “more likely than not” that the Company will not be able to utilize them to offset future income taxes. For the year ended December 31, 2009, due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize this asset and the Company’s intention to qualify as a REIT for the taxable year ending December 31, 2010, the Company recorded a valuation allowance for the entire amount of the net deferred tax asset.

Earnings Per Share

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of June 30, 2010, common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

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

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of June 30, 2010, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 as of December 31, 2009.

In February 2010, the FASB issued updated guidance in ASC 855, which eliminates the disclosure requirements for SEC filers with respect to disclosure of the date through which subsequent events have been evaluated.

3.	Real Estate

On June 4, 2010, the Company, through the Operating Partnership, acquired all of the ownership interests in a single-story, warehouse/distribution facility located in Monee, Illinois (“Will Partners property”) from three unaffiliated third parties and an entity owned by an affiliate of the Sponsor. The Will Partners property is 100% leased to a single tenant, World Kitchen, LLC (“World Kitchen”), on a net lease basis, obligating World Kitchen to all costs and expenses to operate and maintain the property, including capital expenditures. The acquisition price for the Will Partners property was approximately $26.31 million. In exchange for the Will Partners property, the Company, through the Operating Partnership, issued approximately 813,000 operating partnership units to the sellers at a price per share of $9.20, or $7.48 million. The balance of the purchase price was financed with $16.9 million of the Credit Facility discussed in Note 4, approximately $1.75 million in cash raised in the Public Offering, and the Company’s prorated share of the June rent payment, $173,325, that was paid at closing and recorded as prepaid rent. In conjunction with the acquisition, the World Kitchen lease was amended, which extended the original termination date five years to February 29, 2020. On the acquisition date the remaining term was approximately 10 years.

The acquisition value of the Will Partners property was allocated as follows:

Land	$1,494,108
Building and improvements	18,654,174
Tenant origination and absorption cost	4,761,842
In-place lease valuation (above market)	1,395,154
Restricted improvement reserve assumed	742,366
Prepaid rent	173,325
Limited partnership units issued	7,480,000

The purchase price allocation was not finalized as of June 30, 2010. No material differences, however, are expected.

On June 18, 2009, affiliates of the Sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”), to the Operating Partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the assets contributed was approximately $54.36 million. The properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenant for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of 13 years, and the Renfro Corp lease had a remaining lease term of 12 years.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

The contribution of the entity interest of Plainfield Partners, LLC and Renfro Properties, LLC, and the acquisition of the Will Partners entity interests are heretofore referred to as the “Properties.”

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, as discussed above. The Will Partners and Renfro Corp contractual, in-place leases were considered above market which resulted in a deferred rent asset of $1.5 million. The CB&I lease was considered below market which resulted in a deferred rent liability of $605,228. The three leases were measured against comparable leasing information, and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate for the Renfro Corp and CB&I leases and a 9.00% discount rate for the Will Partners lease. The in-place lease valuation will be amortized into rental revenue over the remaining term of the lease as discussed above. The Company will amortize $106,881, net, of in-place lease valuation, into rental revenue each year, totaling $534,403 over a five-year period. In total, the Company allocated $13.05 million of the property acquisition value to tenant origination and absorption cost. These amounts will be amortized over the remaining term of each respective lease. The Company will amortize $1.15 million into depreciation expense each year, totaling $5.74 million over a five-year period.

As part of the real estate asset contribution, the Company assumed building and tenant improvement reserves with an initial balance of $2.0 million and $7.4 million for Renfro and Plainfield, respectively. Approximately $622,000 and $5.1 million was utilized by Renfro Corp and CB&I, respectively, prior to the contribution date and was included in building and improvements. The Company assumed the remaining reserve of $3.6 million upon contribution of the real estate assets, which consisted of $1.4 million and $2.2 million for Renfro and Plainfield, respectively. As of December 31, 2009, $447,337 of the Renfro tenant improvement reserves was remaining. By June 30, 2010 the Renfro tenant improvement reserve was fully expended. The Plainfield improvements were completed in September 2009, and the Company immediately started amortizing the cost over the remaining term of the lease. The Renfro improvements were completed in December 2009, and the Company began amortizing the cost in January 2010. In addition, the Company assumed a $742,366 funded replacement reserve in conjunction with the Will Partners property acquisition. The tenant will have the ability to draw from this reserve for reimbursement of capital projects completed and paid by the tenant prior to the acquisition, and after providing the Company with appropriate documentation.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The following summarizes the future minimum rent payments pursuant to the lease terms discussed above as of June 30, 2010:

	Renfro	Plainfield	Will Partners	Total
2010	$931,317	$1,207,500	$1,155,500	$3,294,317
2011	1,862,633	2,500,791	2,311,000	6,674,424
2012	1,862,633	2,586,582	2,311,000	6,760,215
2013	1,862,633	2,586,582	2,311,000	6,760,215
2014 and thereafter	14,698,643	24,328,272	15,047,167	54,074,082
Total	$21,217,859	$33,209,727	$23,135,667	$77,563,253

The following condensed pro forma operating information is presented as if the Will Partners property had been included in operations at the beginning of the period:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009
Revenue	$1,991,430	$1,872,146	$3,888,280	$3,739,145

Net Loss	$(1,207,128)	$(1,891,641)	$(1,491,175)	$(1,826,987)

Net loss attributable to common stockholders	$(245,562)	$(95,265)	$(232,773)	$(85,649)

Loss per share	$(0.34)	$(0.63)	$(0.44)	$(0.61)

4.	Debt

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association, which provides the Company with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest-only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by the Company and is secured by a security agreement on the Operating Partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. Additionally, under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. Prior to December 4, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Operating Partnership made an initial draw of $16.9 million to acquire the Will Partners property. The Operating Partnership elected to have the LIBOR-based rate apply to such loan, which amounted to an initial interest rate of 5.75%. The Operating Partnership may

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

change this election from time to time, as provided by the Credit Facility terms. Pursuant to the Credit Facility terms, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants will be required beginning with the quarter ended September 30, 2010.

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

The Term Debt has a three-year term, and expires on January 31, 2012. The interest rate on the Term Debt is fixed at 6.50% for the term of the loan. The Term Debt called for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The tenant improvement period ended in January 2010 with the completion of the improvement projects, and release of all remaining tenant improvement reserve funds, therefore amortization of the Term Debt commenced on March 1, 2010. As of June 30, 2010 and December 31, 2009 the Term Debt principal balance was $7.9 million and $8.0 million, respectively.

The Line of Credit provides for monthly, interest only payments with an initial term of one year, or an expiration of January 29, 2010. In January 2010, the Line of Credit was extended for six months to July 29, 2010 with an automatic six-month extension should the Line of Credit not be paid in full by that date. Also, as a term of the first extension agreement, the interest rate was modified to a fixed rate of 6.50%. The Company exercised the automatic extension on July 29, 2010, extending the term an additional six months to January 29, 2011. All other terms were unchanged. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro Property.

The Plainfield mortgage debt had an original loan amount of $21.5 million, and a fixed rate of interest of 6.65%. The Company assumed $21.16 million of the mortgage debt in conjunction with the contribution. The terms of the Plainfield loan require monthly principal and interest payments. The Plainfield loan is secured by a first mortgage and security agreement on the Operating Partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. The Plainfield loan has an initial term of 10 years and matures in November 2017. As of June 30, 2010 and December 31, 2009, the unamortized Plainfield loan principal was $20.9 million and $21.0 million, respectively.

The following summarizes the future principal repayments per the loan terms discussed above:

	Renfro		Plainfield	Credit Facility		Total
2010	$64,901		$122,688	$-		$187,589
2011	5,137,891	(1)	262,170	-		5,400,061
2012	7,752,231	(2)	280,403	-		8,032,634
2013	-		299,904	16,900,000	(3)	17,199,904
2014 and thereafter	-		19,953,958	-		19,953,958
Total	$12,955,023		$20,919,123	$16,900,000		$50,774,146

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(1)	Amount includes the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to January 29, 2011.
(2)	Amount includes payment of the remaining balance on the Term Debt upon expiration on January 31, 2012.
(3)	Amount includes payment of the remaining balance on the Credit Facility upon expiration on June 4, 2013.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009 and June 4, 2010, 2.02 million and approximately 813,000 limited partnership units, respectively, were issued in exchange for the Properties. As of June 30, 2010, noncontrolling interests were approximately 75.9% of total shares outstanding (assuming limited partnership units were converted to common stock). For the six month ended June 30, 2010, noncontrolling interests were approximately 80.4% of weighted average shares outstanding (assuming limited partnership units were converted to common stock).

As discussed in Note 2, Noncontrolling Interests, the new accounting provisions are required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and, as a result of the adoption of the new accounting provisions, the Company reclassified noncontrolling interests related to Renfro and Plainfield to permanent equity in the accompanying consolidated balance sheets.

On June 4, 2010, the Operating Partnership issued 813,000 limited partnership units in exchange for Will Partners. The terms of the Will Partners’ contribution agreement require that the units be held for a minimum of one year. Thereafter, the limited partners have the right to require the general partner to redeem their units for the Cash Amount (as defined in the Operating Partnership Agreement), at an exchange price of 92.0% of the Cash Amount pursuant to the Will Partners’ contribution agreement. The Will Partners’ contribution agreement limits the general partner to redeem the limited partnership units only for the Cash Amount, until the Company is listed on a national securities exchange. As the limited partners’ redemption rights are outside the control of the Company, the limited partnership units are considered to be temporary equity and are presented in the accompanying balance sheets as noncontrolling interest subject to redemption, (See Note 2, “Noncontrolling Interests”).

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

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, may purchase their limited partnership units by issuing one share of the Company’s common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election, once the Company qualifies for tax treatment as a REIT.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported in the consolidated financial statements as noncontrolling interests.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred and due to/from affiliates as of June 30, 2010:

	Incurred	Paid	Payable

Advisor and Property Manager Fees:
Acquisition fees and expenses	$789,159	$-	$789,159
Operating expenses	46,485	-	46,485
Asset management fees	219,544	136,801	82,743
Property management fees	69,364	42,775	26,589

	$1,124,552	$179,576	$944,976

Dealer Manager Fees	$634,941	$634,941	$-

The amended and restated advisory agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on June 30, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above, is remote. As a result, the Company recorded an amount due from the Advisor of $238,069. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisor agreement. The receivable is included in the consolidated balance sheet as “Due from Affiliates,” and was derived as follows:

Organizational and offering costs incurred	$1,938,314
Limitation for organizational and offering costs at 15% of gross offering proceeds of $6,534,895 if Public Offering terminated on June 30, 2010	980,234

Amount incurred in excess of limitation	958,080
Reversal of amount advanced by the Advisor (“Due to Affiliates”) as of June 30, 2010	720,011

Amount Due from Affiliates as of June 30, 2010 if Public Offering terminated on June 30, 2010	$238,069

The Company continues to monitor this limitation and expects that as offering proceeds increase, the receivable will decrease and the Company will again become liable for organizational and offering costs advanced by the Advisor.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

June 30, 2010

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

Asset Management Fee (Advisor)

The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly. The Company has partially deferred payment of the asset management fee in an effort to reserve operating cash flow and offering proceeds for property acquisitions.

Operating Expenses (Advisor)

The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of the Company’s assets, for that fiscal year. As of December 31, 2009, no amount of the Advisor’s direct and indirect expenses was allocated to, or incurred by, the Company. As of June 30, 2010, $46,485 of operating expenses incurred by the Advisor was allocated to the Company. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

Property Management Fees (Property Manager)

The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues from the properties plus reimbursement of the costs of managing the properties. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Type of Compensation (Recipient)	Determination of Amount

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

In addition, the Company may pay the Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. The Company may also pay the Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which the Company is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The Property Manager shall also be entitled to a construction management fee of 5% of the cost of improvements. The Company has partially deferred payment of the property management fee in an effort to reserve operating cash flow and offering proceeds for property acquisitions.

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

(payable only if the Company is listed on a national securities exchange)

(Advisor)

The Advisor is entitled to receive the following:
1)

A Subordinated Share of Net Sales Proceeds (as defined in the amended and restated advisory agreement) in the event of a sale transaction involving a property or an entity owning a property, if the Company’s stockholders are paid their return of capital plus an annual cumulative, non-compounding return;

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

June 30, 2010

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to stockholders. As of June 30, 2010 and December 31, 2009, 4,516 and 947 shares, respectively, had been issued under the distribution reinvestment plan.

Share Redemption Program

The Company has adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of June 30, 2010 and December 31, 2009, $42,898 and $8,994 in shares of common stock subject to redemption, respectively, was eligible for redemption.

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

On June 29, 2010, the Company’s board of directors declared distributions for the third quarter of 2010 in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on July 1, 2010 until September 30, 2010.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Extension of Renfro Line of Credit

On July 29, 2010, the Company obtained an extension for the Renfro Line of Credit, which is now set to mature on January 29, 2011 (See Note 4, Debt).

Offering Status

As of August 10, 2010, in connection with the Public Offering the Company has issued 828,490 shares of the Company’s common stock for gross proceeds of approximately $8.26 million. Through August 10, 2010, the Company has received aggregate gross offering proceeds of approximately $10.62 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

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

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We recently began operations and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc. We deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which we did not satisfy as of December 31, 2009. As of June 30, 2010, the Company satisfied these non-financial requirements.

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

We terminated our private offering on November 6, 2009, having raised approximately $2.36 million through the issuance of approximately 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of June 30, 2010, we had issued 658,852 shares of our common stock for gross proceeds of approximately $6.6 million in our Public Offering.

On June 4, 2010, we, through our operating partnership, acquired all of the ownership interests in a single-story, warehouse/distribution facility located in Monee, Illinois (“Will Partners property”) from three unaffiliated third parties and an entity owned by an affiliate of our Sponsor. The acquisition price for the Will Partners property was approximately $26.31 million. In exchange for the Will Partners property, we, through our operating partnership, issued approximately 813,000 operating partnership units to the sellers at a price per share of $9.20, or $7.48 million. The balance of the purchase price was financed with $16.9 million of the credit facility discussed below and approximately $1.9 million in cash raised in the Public Offering. The Will Partners property is 100% leased to a single tenant, World Kitchen, LLC (“World Kitchen”), on a net lease basis, obligating World Kitchen to all costs and expenses to operate and maintain the property, including capital expenditures. In conjunction with the acquisition, the World Kitchen lease was amended, which included an extension of the lease term for 10 years through February 29, 2020.

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank National Association, which provides our operating partnership with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by us and is secured by a security agreement on our operating partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. Additionally, under the terms of the Credit Facility, our operating partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. Prior to December 4, 2011, our operating partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. Our operating partnership made an initial draw of $16.9 million to acquire the Will Partners property. Our operating partnership elected to have the LIBOR-based rate apply to such loan, which amounted to an initial interest rate of 5.75%. Our operating partnership may change this election from time to time, as provided by the Credit Facility terms. Pursuant to the Credit Facility terms, our operating partnership, in consolidation with us, is subject to certain loan compliance covenants. Compliance with these covenants will be required beginning with the quarter ended September 30, 2010.

On June 18, 2009, affiliates of our sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”), to our operating partnership in exchange for 2.02 million operating partnership units (representing an equity contribution of $20.2 million). The combined fair market value of the Plainfield and Renfro properties contributed was approximately $54.36 million. The properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenants for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of 13 years, and the Renfro Corp lease had a remaining lease term of 12 years.

In connection with the contribution on June 18, 2009 we assumed approximately $34.16 million of existing debt. The Renfro property debt was refinanced on January 29, 2009. The aggregate loan amount is $13.0 million and consists of: (i) $8.0 million (the “Renfro Term Debt”) to partially pay off the prior loan, and (ii) $5.0 million as a revolving line of credit (the “Renfro Line of Credit”) used to pay off the remaining balance of the prior loan, and fund a $2.0 million tenant improvement allowance. The Renfro Term Debt has a three year term, and expires on January 31, 2012. The interest rate on the Renfro Term Debt is fixed at 6.50% for the term of the loan. The Renfro Term Debt called for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The tenant improvement period ended in January 2010 with the completion of the improvement projects, and release of all remaining tenant improvement reserve funds, therefore amortization of the Term Debt commenced on March 1, 2010. As of June 30, 2010 and December 31, 2009, the Term Debt principal balance was $7.9 million and $8.0 million, respectively.

The Renfro Line of Credit had an initial term of one year, or an expiration of January 29, 2010 but was extended in January 2010 for six months to July 29, 2010 with an automatic option to extend it further to January 29, 2011 should the Line of Credit not be paid in full by that date. Also, as a term of the extension agreement, the interest rate was modified to a fixed rate of 6.50%. We exercised the automatic extension on July 29, 2010, extending the term an additional six months to January 29, 2011. All other terms were unchanged. In the event that we cannot further extend or renew the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt. The Renfro Line of Credit provides for monthly, interest-only payments, with the entire principal balance outstanding due upon the expiration of the extended term, or January 29, 2011. Both the Renfro Term Debt and Line of Credit are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro property.

In connection with the contribution, we also assumed mortgage debt in the amount of $21.16 million, with a fixed rate of interest of 6.65% (the “Plainfield mortgage debt”). The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on our operating partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. The loan has an initial term of 10 years and matures in November 2017. As of June 30, 2010 and December 31, 2009, the unamortized loan principal for the Plainfield mortgage debt was approximately $20.9 million and $21.0 million, respectively.

The contribution of the entity interest of Plainfield Partners, LLC and Renfro Properties, LLC, and the acquisition of the Will Partners entity interests are heretofore referred to as the “Properties.”

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 and continue to include the following areas:

•	Real Estate- Valuation and purchase price allocation, depreciation

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

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

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of June 30, 2010, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

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

Results of Operations

There were no property operations for the quarter ended March 31, 2009 and the contributions during the quarter ended June 30, 2009 took place on June 18, 2009. Therefore, our results of operations for the three and six months ended June 30, 2010 are not directly comparable to those for the three and six months ended June 30, 2009. Our results of operations for the three and six months ended June 30, 2010 are not indicative of those expected in the future periods as we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Three Months Ended June 30, 2010

Rental Income

Rental income for the three months ended June 30, 2010 was approximately $1.34 million, which primarily includes rental income for the Properties (approximately $1.24 million), and adjustment to straight-line contractual rent ($102,550). Also included as a component of revenue is the recovery of property taxes ($135,082). We expect rental income to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2010 were $289,078, consisting of property taxes ($135,082), property management fees ($37,282), and asset management fees ($116,714). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We expect property operating expenses to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $139,662, consisting mostly of professional fees, including accounting and legal costs ($128,307), directors and officers insurance expense ($66,150) and board of director fees ($19,500), as well as other corporate expenses. General and administrative expenses include organizational costs. Organizational costs were reduced to the extent the amount exceeded the 15% limitation in our amended and restated advisory agreement ($102,629), as discussed in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs is reflected in the unaudited consolidated balance sheets as a component of “Due from Affiliates.” We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2010 was $623,948, consisting of depreciation of building and building improvements of the Properties ($422,519) and amortization of the contributed value allocated to intangible assets ($201,429). We expect depreciation and amortization expense to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional real estate assets.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses were $909,362, of which $789,158 was due to the advisor, for the three months ended June 30, 2010 and relate to the acquisition of the Will Partners property. We expect acquisition fees and expenses to increase in future as we acquire additional properties.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $658,868, primarily relating to the mortgage debt assumed with the contribution of the Properties and amortization of financing costs ($20,985). We expect interest expense to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional real estate and assume any related debt.

Six Months Ended June 30, 2010

Rental Income

Rental income for the six months ended June 30, 2010 was approximately $2.52 million, which includes rental income for the Properties (approximately $2.31 million), adjustment to straight-line contractual rent ($198,971), and the amortization of in-place lease valuation upon contribution ($7,374). Also included as a component of revenue is the recovery of property taxes ($232,922). We expect rental income to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2010 were $521,830, consisting of property taxes ($232,922), property management fees ($69,364), and asset management fees ($219,544). Property specific expenses are the responsibility of the tenants pursuant to the respective lease agreement. We expect property operating expenses to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were $413,428, consisting mostly of professional fees, including accounting and legal costs ($236,934), directors’ and officers’ insurance ($135,539), board of directors fees ($40,398), as well as other corporate expenses ($65,263). General and administrative expenses include organizational costs. Organizational costs were reduced to the extent the amount exceeded the 15% limitation in our amended and restated advisory agreement ($102,629), as discussed in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs is reflected in the unaudited consolidated balance sheets as “Due from Affiliates.” We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2010 was $1,175,756, consisting of depreciation of building and building improvements of the Properties ($809,526) and amortization of the contributed value allocated to intangible assets ($366,230). We expect depreciation and amortization expense to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional real estate assets.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses were $909,362, of which $789,158, was due to the advisor for the six months ended June 30, 2010 and relate to the acquisition of the Will Partners property on June 4, 2010. We expect acquisition fees and expenses to increase in future as we acquire additional properties.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $1,223,258 related primarily to the mortgage debt assumed with the contribution of the Properties and amortization of financing costs ($25,152). We expect interest expense to increase in future periods as a result of the acquisition of the Will Partners property on June 4, 2010 and as we acquire additional real estate and assume any related debt.

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

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank National Association, which provides our operating partnership with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Our operating partnership made an initial draw of $16.9 million to facilitate the acquisition of the Will Partners property.

Other potential future sources of capital include proceeds from our Public Offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility (other than the current Credit Facility) or other third party source of liquidity, we will be heavily dependent upon the proceeds of our Public Offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our advisor and its affiliates, proceeds received in our Public Offering and operating cash flows generated from the Properties and other properties we acquire in the future. Any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our amended and restated advisory agreement provides that expenses advanced to us by our advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the Public Offering (excluding sales commissions and dealer manager fees) were initially paid by our advisor and will be reimbursed by us, up to 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs. The offering and organizational costs (including sales commissions and dealer manager fees) may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the advisor must reimburse us for any excess amounts. As of June 30, 2010, we incurred organizational and offering costs, which exceed the 15% limitation. Therefore, if we terminated our Public Offering on June 30, 2010, the probability that we would be liable to our advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result we recorded an amount due from our advisor of $238,069 (after deducting unreimbursed amounts previously advanced by our advisor), included in the consolidated balance sheets as “Due from Affiliates.” No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisory agreement. We will continue to monitor both the 3.5% and 15% limitations and expect the receivable to decrease as we raise additional offering proceeds and, as a result, become liable once again for organizational and offering costs advanced by our advisor. Operating cash flows are expected to increase as properties are added to our portfolio.

The Renfro Line of Credit had an initial term of one year but was extended until July 29, 2010 with an automatic option to extend it further to January 29, 2011. On July 29, 2010, we exercised the automatic second extension and extended the term to January 29, 2011. If the lender does not further renew and extend the Renfro Line of Credit, we may be required to use net offering proceeds, operating cash flow, or other sources, including potentially funds advanced by our sponsor, to pay this debt.

Our cash and cash equivalent balances increased approximately $1.95 million during the six months ended June 30, 2010 and were generated from or used in:

Operating Activities. During the six months ended June 30, 2010, we used $1,005,173 of cash from operating activities, which consisted of a net loss of $1,489,421, offset by non-cash adjustments of $994,563 (consisting of depreciation and amortization of $1.19 million less deferred rent of $198,971) and cash used for working capital of $510,315, primarily to fund regular payables and deferred asset management and property management fees.

Investing Activities. During the six months ended June 30, 2010, we used $18.83 million cash for investing activities, specifically for the acquisition of the Will Partners property. Additionally, we expensed $447,337 for tenant improvements, which were funded by reserve proceeds, held by lenders, which were assumed by us in conjunction with the contribution of the Properties.

Financing Activities. During the six months ended June 30, 2010, we generated $21.79 million from financing activities, primarily the result of proceeds from the Credit Facility ($16.9 million) used to acquire the Will Partners property and the issuance of common stock. Net offering proceeds from our Public Offering were $6.45 million for the six months ended June 30, 2010, consisting of gross proceeds of $6.49 million, less a discount on common stock of $7,527 and incurred offering costs of $30,575. Payments of deferred financing costs were $601,909. Debt amortization totaled $167,412 and distributions to noncontrolling interests and common stockholders were $679,881 and $119,770, respectively.

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

We made our first distribution on June 15, 2009 to investors of record on May 31, 2009. We achieved our minimum escrow requirement on May 6, 2009; therefore, our first monthly distribution was for a partial month. Since June 15, 2009, we funded distributions with operating cash flow from the Properties and offering proceeds raised in our private offering and our Public Offering. The distributions funded from offering proceeds are considered a return of capital to the stockholder.

The following table shows total distributions for the first two quarters of 2010 and for the year ended December 31, 2009:

	Three Months Ended
	June 30, 2010		March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Distributions paid in cash-noncontrolling interests	$343,676		$336,205	$339,941	$276,436	$-
Distributions paid in cash-common stockholders	80,337		39,433	34,096	29,886	6,838
Distributions reinvested (shares issued)	26,890		7,014	3,950	3,568	1,476

Total distributions	$450,903	(1)	$382,652	$377,987	$309,890	$8,314

Source of distributions:
Cash flows provided by (used in) operations	$(517,377)		$(487,796)	$290,898	$52,153	$(284,553)
Proceeds from issuance of common stock	941,390		863,434	83,139	254,169	291,391
Distributions reinvested (shares purchased)	26,890		7,014	3,950	3,568	1,476

Total sources	$450,903		$382,652	$377,987	$309,890	$8,314

(1)	Total distributions declared but not paid as of June 30, 2010 for noncontrolling interests and common stockholders were $152,665 and $35,926, respectively.

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

Our management also believes that the FFO result can be further adjusted to provide a more beneficial indicator of performance and comparability, which our management refers to as Modified Funds from Operations (“MFFO”). In calculating MFFO, FFO is adjusted for other non-cash or non-operating items, such as acquisition fees and expenses, straight line rent and in-place lease valuation amortization, as well as others.

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem substantive. Accordingly, FFO and MFFO should not be considered alternatives to net income as an indicator of our operating performance.

Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2010.

Net Loss	(1,489,421)
Adjustments:
Depreciation of building and improvements	809,526
Amortization of intangible assets	366,230

Funds from Operations (FFO)	(313,665)

Reconciliation of FFO to Modified Funds From Operations
Funds From Operations	(313,665)
Adjustments:
Acquisition fees and expenses	909,362
Revenues in excess of cash received (straight-line rents)	(198,971)
Revenues in excess of cash received (amort. of above/below mkt. rent)	(7,374)
Amortization of financing costs	25,152

Modified Funds From Operations	414,504

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2010:

	Payments Due During the Years Ending December 31,
	Total	2010	2011-2012		2013-2014		Thereafter
Outstanding debt obligations (1)
Renfro	$12,955,023	$64,901	$12,890,122	(2)	$-		-
Plainfield	20,919,123	122,688	542,573		620,665		19,633,197
Credit Facility	16,900,000	-	-		16,900,000	(4)	-
Interest on outstanding debt obligations (3)
Renfro	1,015,292	428,075	587,217		-		-
Plainfield	9,930,766	705,448	2,769,966		2,691,874		3,763,478
Credit Facility	2,947,642	485,875	1,970,493		491,274		-

Total	$64,667,846	$1,806,987	$18,760,371		$20,703,813		$23,396,675

(1)	Amounts include principal payments only.
(2)

Amount includes the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to January 29, 2011 and payment of the remaining balance on the Term Debt upon expiration on January 31, 2012.

(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2010.
(4)	Acquisition of the Will Partners property was financed through the Credit Facility. The total Credit Facility is $25 million.

Subsequent Events

Extension of Renfro Line of Credit

On July 29, 2010, we obtained an extension for the Renfro Line of Credit, which is now set to mature on January 29, 2011 (See Note 4, Debt).

Offering Status

As of August 10, 2010, in connection with our Public Offering we have issued 828,490 shares of our common stock for gross proceeds of approximately $8.26 million. Through August 10, 2010, we have received aggregate gross offering proceeds of approximately $10.62 million from the sale of shares in our private offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and our Public Offering.

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

As of December 31, 2009, our debt consisted of two mortgage loans and a line of credit totaling approximately $34 million. As of June 30, 2010, our debt consisted of the same mortgage loans and line of credit and a $16.9 million draw from a $25 million credit facility.

On June 4, 2010, we obtained approximately $16.9 million in debt to finance our acquisition of the Will Partners property (pursuant to the Credit Facility). We are able to select the applicable variable rate for each revolving loan, or portion thereof, under the Credit Facility of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greatest of the (i) prime rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. Prior to December 4, 2011, our operating partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. For the initial $16.9 million borrowed under the Credit Facility to acquire the Will Partners property, we elected to have the LIBOR-based rate apply to such amount, which amounted to an initial interest rate of 5.75%. Pursuant to the Credit Facility, our operating partnership, in consolidation with us, is subject to certain loan compliance covenants. Compliance with these covenants will be required beginning with the quarter ended September 30, 2010. The Credit Facility matures on June 4, 2013. The terms of the Credit Facility call for interest only payments. The Credit Facility is guaranteed by us and is secured by a security agreement on our operating partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate would still apply.

The Renfro debt consists of (i) $8.0 million as a term loan to partially pay off the prior Renfro debt (the “Renfro Term Debt”), and (ii) $5.0 million as a revolving line of credit to be used to pay off the balance of the prior Renfro debt and to fund $2.0 million of the tenant improvement allowance in connection with the a lease amendment (the “Renfro Line of Credit”). The interest rate on both the Renfro Term Debt and Renfro Line of Credit is fixed at a rate of 6.50% per annum. The Renfro Line of Credit was set to mature in January 2010, but we obtained an extension and the maturity date was revised to July 29, 2010, with an automatic option to extend it further to January 29, 2011. We exercised the automatic extension on July 29, 2010 and extended the Renfro Line of Credit to January 29, 2011. If we are unsuccessful in extending the Renfro Line of Credit again or in refinancing it, we will pay off the Renfro Line of Credit with operating cash flow, equity proceeds, or other sources including funds advanced from our sponsor. The Renfro Term Debt matures in January 2012. The terms of the Renfro Term Debt call for interest only payments for the first year, then principal and interest payments thereafter.

The debt assumed in relation to the property located in Plainfield, Illinois (the “Plainfield mortgage debt”) had an original loan amount of $21.5 million and matures in November 2017. The mortgage balance on the contribution date was $21.16 million. The loan bears a fixed rate of 6.65% for the term of the loan. The terms of the Plainfield mortgage debt require monthly principal and interest payments.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in the Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public and 7,500,000 shares offered to our investors pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2010, we had issued approximately 658,852 shares of common stock in the Public Offering, raising gross offering proceeds of approximately $6.6 million. From this amount, we paid $634,941 in selling commissions and dealer manager fees to our dealer manager and $113,749 to our advisor for reimbursement of organization and offering costs. We have used our net offering proceeds to fund organization and offering costs, and other business operating expenses.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1*	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2*	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 10, 2009, Commission File No. 333-159167)

10.1*	Contribution Agreement for Will Partners Property (World Kitchen) dated June 4, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.2*	Amended and Restated Lease for Will Partners Property dated April 26, 2000, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.3*	First Amendment to Amended and Restated Lease for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.4*	Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.5*	Credit Agreement for Credit Facility dated June 4, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.6*	Guaranty for Credit Facility dated June 4, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GC NET LEASE REIT, INC. (Registrant)

Dated: August 16, 2010	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer