Form 10-Q
period 2010-09-30
GC NET LEASE REIT, INC.
filed 2010-11-15
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2010: 1,481,438, $0.001 par value per share.

FORM 10-Q

THE GC NET LEASE REIT, INC.

PART I. FINANCIAL INFORMATION

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission, and Part II Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$1,849,510	$387,272
Restricted cash	1,352,954	655,670
Real estate:
Land	9,754,196	5,108,916
Building and improvements	68,880,996	41,009,335
Tenant origination and absorption cost	16,070,335	8,289,273

Total real estate	94,705,527	54,407,524
Less: accumulated depreciation and amortization	(2,921,582)	(920,919)

Total real estate, net	91,783,945	53,486,605
Above market leases, net	1,778,335	101,591
Deferred rent receivable	531,676	206,770
Deferred financing costs, net	591,916	-
Other assets	37,149	457,022

Total assets	$97,925,485	$55,294,930

LIABILITIES AND EQUITY
Mortgage payable	$39,184,125	$34,041,558
Credit facility	21,970,000	-
Restricted reserves	488,347	208,333
Accounts payable and other liabilities	540,633	1,033,745
Distributions payable	224,612	128,824
Due to affiliates	939,654	1,022,526
Below market leases, net	546,975	581,019

Total liabilities	63,894,346	37,016,005
Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 and no units eligible towards redemption as of September 30, 2010 and December 31, 2009, respectively	4,886,686	-
Common stock subject to redemption, 9,581 and 947 shares eligible towards redemption as of September 30, 2010 and December 31, 2009, respectively	91,022	8,994
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of September 30, 2010 and December 31, 2009	-	-
Common Stock, $0.001 par value; 700,000,000 shares authorized; 1,253,456 and 252,319 shares outstanding, as of September 30, 2010 and December 31, 2009, respectively	12,523	2,523
Additional paid-in capital	10,529,097	928,009
Cumulative distributions	(453,845)	(92,834)
Accumulated deficit	(864,725)	(246,515)

Total stockholders’ equity	9,223,050	591,183

Noncontrolling interests	19,830,381	17,678,748

Total equity	29,053,431	18,269,931

Total liabilities and equity	$97,925,485	$55,294,930

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental income	$1,841,774	$1,174,665	$4,360,260	$1,332,605
Property tax recovery	229,497	97,293	462,419	116,039
Interest income	943	6,018	3,747	8,310

Total revenue	$2,072,214	$1,277,976	$4,826,426	$1,456,954

Expenses:
Asset management fees	158,603	103,112	378,147	116,701
Property management fees	53,881	32,082	123,245	36,360
Property tax expense	229,497	97,293	462,419	116,039
Acquisition fees and expenses	672,991	6,498	1,582,353	1,637,182
General and administrative expenses	447,232	124,349	860,660	414,579
Depreciation and amortization	824,907	365,521	2,000,663	414,157
Interest expense	919,073	574,841	2,142,331	649,904

Total expenses	3,306,184	1,303,696	7,549,818	3,384,922

Net loss	(1,233,970)	(25,720)	(2,723,392)	(1,927,968)

Net loss attributable to noncontrolling interests	(904,500)	(23,368)	(2,105,182)	(1,704,977)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(329,470)	$(2,352)	$(618,210)	(222,991)

Net loss per share, basic and diluted	$(0.30)	$(0.01)	$(0.86)	$(2.14)

Weighted average number of common shares outstanding, basic and diluted	1,084,803	204,797	715,469	104,229

Distributions declared per common share	$0.17	$0.17	$0.51	$0.27

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2010 (unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE DECEMBER 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	1,001,137	10,000	9,993,821	-	-	10,003,821	-	10,003,821
Discount on issuance of common stock	-	-	(10,989)	-	-	(10,989)	-	(10,989)
Offering costs	-	-	(381,744)	-	-	(381,744)	-	(381,744)
Distributions	-	-	-	(278,983)	-	(278,983)	-	(278,983)
Issuance of shares for distribution reinvestment plan	8,634	86	81,942	(82,028)	-	-	-	-
Additions to common stock subject to redemption	(8,634)	(86)	(81,942)	-	-	(82,028)	-	(82,028)
Contribution of noncontrolling interests	-	-	-	-	-	-	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	-	-	-	-	-	-	(1,119,607)	(1,119,607)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(116,892)	(116,892)
Net loss	-	-	-	-	(618,210)	(618,210)	(2,105,182)	(2,723,392)
BALANCE SEPTEMBER 30, 2010	1,253,456	$12,523	$10,529,097	$(453,845)	$(864,725)	$9,223,050	$19,830,381	$29,053,431

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities:
Net loss	$(2,723,392)	$(1,927,968)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building and building improvements	1,325,638	227,384
Amortization of intangible assets	675,025	186,773
Amortization of above and below market leases	20,627	(15,221)
Amortization of deferring financing costs	81,493	-
Deferred rent	(324,907)	(110,349)
Change in operating assets and liabilities:
Other assets	419,873	(231,108)
Accounts payable and other liabilities	(493,112)	869,524
Due to affiliates	(82,872)	890,947

Net cash used in operating activities	(1,101,627)	(110,018)
Investing Activities:
Acquisition of ITT property	(7,785,225)
Acquisition of Emporia Partners property	(34,104)	-
Acquisition of Will Partners property	(18,825,278)	-
Building improvements	(447,337)	2,084,918
Building improvements funded from restricted cash reserves	447,337	(2,084,918)

Net cash used in investing activities	(26,644,607)	-
Financing Activities:
Proceeds from borrowings	21,970,000	-
Principal amortization payments on secured indebtedness	(279,520)	(54,866)
Deferred financing costs	(673,409)	-
Issuance of common stock, net	9,611,088	828,410
Distributions to noncontrolling interests	(1,176,526)	(388,506)
Distributions to common stockholders	(243,161)	(47,037)

Net cash provided by financing activities	29,208,472	338,001

Net increase in cash and cash equivalents	1,462,238	227,983
Cash and cash equivalents at the beginning of the period	$387,272	$201,000
Cash and cash equivalents at the end of the period	$1,849,510	$428,983

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,842,449	$387,489
Contribution of real estate assets by affiliates	$10,380,000	$50,749,336
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash-assumed upon contribution of real estate assets by affiliates	$646,096	$3,606,782
Restricted cash-ongoing improvement reserve paid by tenant	$101,255	$183,333
Restricted cash funded by The GC Net Lease REIT, Inc. included in “Acquisition of ITT Property” under Investing Activities	$350,000	$-
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$5,422,086	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$10,380,000	$20,200,000
Distributions payable to noncontrolling interests	$175,773	$112,068
Distributions payable to common stockholders	$48,839	$10,314
Common stock issued pursuant to the distribution reinvestment plan	$82,028	$5,044

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which the Company did not satisfy as of December 31, 2009. As of September 30, 2010, the Company satisfied these non-financial requirements. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering (as defined below). The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”) was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its amended and restated advisory agreement for the Public Offering, as amended. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement. The officers of the Advisor are also officers of the Sponsor. The term of the advisory agreement will end on its first anniversary and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of September 30, 2010 and December 31, 2009, the Company had 1,263,037 and 253,266 shares outstanding, respectively, of which 9,581 and 947 shares, respectively, were classified as common stock subject to redemption (See Note 7, Share Redemption Program).

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

September 30, 2010

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

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with GAAP for interim financial information as contained in the ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of September 30, 2010 and December 31, 2009.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of September 30, 2010 and December 31, 2009.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements. As of September 30, 2010 and December 31, 2009, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $1.35 million and $655,670, respectively. Other reserves held by the Company are discussed in Note 3, Real Estate.

Real Estate

Purchase Price Allocation

On January 1, 2009 the Company adopted ASC 805-10, “Business Combinations,” to account for business combinations. The provisions provide for greater consistency in the accounting and financial reporting of business combinations. In accordance with the provisions, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination, and therefore, are expensed as incurred.

Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease. In addition, renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

September 30, 2010

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. There were no impairment indicators present at September 30, 2010 that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

With the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the associated leases have net minimum rent payment increases during the term of the lease, and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Currently, there are no leases that provide for contingent rental income.

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

September 30, 2010

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred as follows:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Cumulative offering costs- Private and Public Offerings	$2,838,794	$1,470,668
Cumulative organizational costs- Private and Public Offerings	$322,593	$322,146
Due to/(from) Advisor (included in “Due to Affiliates”) - see discussion below	$(433,956)	$812,802

As of September 30, 2010, the Company incurred organizational and offering costs related to its Public Offering of approximately $2.60 million, which exceeds the 15% of gross proceeds limitation pursuant to the amended and restated advisory agreement. Therefore, if the Company terminated its Public Offering on September 30, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result, the Company generated a receivable due from the Advisor of $433,956 (after deducting unreimbursed amounts previously advanced by the Advisor), which is reflected as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisory agreement. The Company continues to monitor both the 3.5% and 15% limitations and expects the receivable to decrease as the Company raises additional offering proceeds. (See Note 6, Related Party Transactions.)

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements. As of September 30, 2010, the Company’s deferred financing costs, net of amortization, were $591,916. There were no deferred financing costs as of December 31, 2009.

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

On January 1, 2009 the Company adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” for noncontrolling interests, which require all entities to report noncontrolling interests (formerly “minority interests”) in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, a parent company will recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. The Company retrospectively reflected the presentation and the disclosures in the accompanying consolidated balance sheets and related notes, which resulted in a reclassification of minority interest to a separate component of total equity. Net income attributable to noncontrolling interests was formerly a component of net income. With the adoption of ASC 810-10, net income allocated to noncontrolling interests is shown as a reduction to net income in calculating net income available to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income.

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

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of September 30, 2010.

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

September 30, 2010

(Unaudited)

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

Financial instruments, as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. Financial instruments as of September 30, 2010 consisted of the same accounts as well as the Credit Facility, as defined in Note 4, Debt. Pursuant to the Credit Facility terms, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. With the acquisition and financing of the ITT property discussed in Note 3, Real Estate, and Note 4, Debt, the Company was required to effect an interest rate hedge instrument. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge is in place for six months, expiring on April 17, 2011. The Company paid $7,000 for the interest rate cap. The amounts of the financial instruments presented in the financial statements substantially approximate their fair value. As such, the adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements.

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

September 30, 2010

(Unaudited)

intends to operate in a manner that, once the Company qualifies to be treated as a REIT, it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. The TRS will follow income tax accounting provisions, which require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities. As of September 30, 2010 and December 31, 2009, the TRS had not commenced operations.

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

Earnings Per Share

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of September 30, 2010, common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on the Company’s consolidated financial statements.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

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

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of September 30, 2010, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

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

ITT

On September 23, 2010, the Company, through the Operating Partnership, acquired a single-story, office facility located in Los Angeles (Sylmar), California (“ITT property”) from an unaffiliated third party. The ITT property is 100% leased to a single tenant, ITT Educational Services, Inc. (“ITT”), on a net lease basis, obligating ITT to all costs and expenses to operate and maintain the property. The landlord is responsible for certain capital expenditures such as roof, parking lot, mechanical and structural costs. On the acquisition date, the ITT lease had a remaining term of approximately six years.

The purchase price of the ITT property was $7.8 million, which includes a $350,000 reserve for maintenance, $25,000 in a transferred security deposit obligation and the Company’s prorated share of the September rent payment, $16,922, that was paid at closing and recorded as prepaid rent. The purchase price and related closing fees and expenses were partially financed with $5.07 million of the Credit Facility discussed in Note 4, Debt, $2.53 million in cash raised in the Public Offering, $200,000 in good faith deposits and was allocated as shown in the table below:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Land	$2,877,062
Building and improvements	$3,076,738
Tenant origination and absorption cost	$1,145,162
In-place lease valuation (above market)	$336,263
Deferred maintenance reserve assumed	$350,000

ITT, at their discretion, has the option to renew the in-place lease for an additional five-year term at a specified rate. The increase in rental rate between the current in-place rate and the renewal rate was concluded to approximate market and, as a result, was not factored into the in-place lease valuation.

Emporia Partners

On August 27, 2010, various affiliates of the Sponsor and an entity owned by an affiliate of the Sponsor contributed all of the ownership interests in an entity (“Emporia Partners”) that owns a fully-leased office headquarters and industrial production and distribution facility located in Emporia Kansas (“Emporia Partners property”) to the Company, through the Operating Partnership. The Emporia Partners property is 100% leased to a single tenant, Hopkins Enterprises, Inc. (“Hopkins”), which subleases the property to Hopkins Manufacturing Corporation (“Hopkins Manufacturing”) on a net lease basis, obligating Hopkins to all costs and expenses to operate and maintain the property, including capital expenditures. Pursuant to the Amended and Restated Limited Liability Company Agreement for Emporia Partners, Hopkins, as a member of Emporia Partners, is due priority returns from the rental income received from Hopkins Manufacturing as sub-tenant under the lease. Additionally, Hopkins has the option to extend the lease term for an additional ten-year term at fair market rent and the option to purchase the property pursuant to the terms of the lease. After considering the term of the lease, the lease was classified as an operating lease. On the acquisition date, the Emporia Partners lease had a remaining lease term of approximately 10 years.

The contribution value of the Emporia Partners property was approximately $8.36 million and was allocated as shown in the table below. The Company caused the Operating Partnership to issue $2.9 million in limited partnership units with the remainder of the contribution value and the acquisition fees and expenses paid in connection with the contribution using proceeds from the initial public offering and assumption of the related debt as shown in the following table:

Land	$274,110
Building and improvements	$5,693,414
Tenant origination and absorption cost	$1,874,059
Restricted improvement reserve assumed	$514,607
Property tax and insurance reserves assumed	$261,496
Mortgage payable assumed	$5,422,086
Accrued interest	$23,026
Prepaid rent	$11,078
Limited partnership units issued (units)	315,200
Price per share of units issued	$9.20
Limited partnership units issued (dollars)	$2,900,000

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Will Partners

On June 4, 2010, three unaffiliated third parties and an entity owned by an affiliate of the Sponsor contributed all of the ownership interests in a single-story, warehouse/distribution facility located in Monee, Illinois (“Will Partners property”) to the Company, through the Operating Partnership. The Will Partners property is 100% leased to a single tenant, World Kitchen, LLC (“World Kitchen”), on a net lease basis, obligating World Kitchen to all costs and expenses to operate and maintain the property, including capital expenditures. In conjunction with the acquisition, the World Kitchen lease was amended, which extended the original termination date five years to February 29, 2020. On the acquisition date the remaining term was approximately 10 years.

The contribution value of the Will Partners property was approximately $26.31 million and was allocated as shown in the table below. The Company caused the Operating Partnership to issue $7.48 million in limited partnership units with the remainder of the contribution value financed with $16.9 million of the Credit Facility discussed in Note 4, Debt approximately $1.75 million in cash raised in the Public Offering, and the Company’s prorated share of the June rent payment, $173,325, that was paid at closing and recorded as prepaid rent.

Land	$1,494,108
Building and improvements	$18,654,174
Tenant origination and absorption cost	$4,761,842
In-place lease valuation (above market)	$1,395,154
Restricted improvement reserve assumed	$742,366
Prepaid rent	$173,325
Limited partnership units issued (units)	813,000
Price per share of units issued	$9.20
Limited partnership units issued (dollars)	$7,480,000

Renfro and Plainfield

On June 18, 2009, affiliates of the Sponsor contributed membership interests in two entities, Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”) and Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”), to the Operating Partnership. The properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenant for all expenses and costs of operating and maintaining the property, including capital expenditures. As of the contribution date, the CB&I lease had a remaining lease term of 13 years, and the Renfro Corp lease had a remaining lease term of 12 years.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The combined fair market value of the assets contributed for Renfro and Plainfield was approximately $54.36 million and was allocated as shown in the table below:

Land	$5,108,916
Building and improvements	$37,849,890
Tenant origination and absorption cost	$8,289,273
In-place lease valuation (above market)	$106,487
In-place lease valuation (below market)	$(605,228)
Restricted improvement reserve assumed	$3,606,782
Mortgage payable assumed	$34,156,119
Limited partnership units issued (units)	2,020,000
Price per share of units issued	$10.00
Limited partnership units issued (dollars)	$20,200,000

The contributions of the entity interests of Plainfield Partners, LLC, Renfro Properties, LLC, Will Partners, and Emporia Partners, along with the acquisition of the ITT property are heretofore referred to as the “Properties.”

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown in the table below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate for the Renfro Corp and CB&I leases, a 9.00% discount rate for the Will Partners lease and a 9.76% discount rate for the ITT lease. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation.

	In-place Lease Valuation	Tenant Origination and Absorption Cost
Annual amortization	$164,526	$1,525,268
5-year amortization	$822,630	$7,626,340

As part of the real estate asset contribution, the Company assumed building and tenant improvement reserves with an initial balance of $2.0 million and $7.4 million for Renfro and Plainfield, respectively. Approximately $622,000 and $5.1 million was utilized by Renfro Corp and CB&I, respectively, prior to the contribution date and was included in building and improvements. The Company assumed the remaining reserve of $3.6 million upon contribution of the real estate assets, which consisted of $1.4 million and $2.2 million for Renfro and Plainfield, respectively. As of December 31, 2009, $447,337 of the Renfro tenant improvement reserves was remaining. By September 30, 2010 the Renfro tenant improvement reserve was fully expended. The Plainfield improvements were completed in September 2009, and the Company immediately started amortizing the cost over the remaining term of the lease. The Renfro improvements were completed in December 2009, and the Company began amortizing the cost in January 2010.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

An ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease. As of September 30, 2010 and December 31, 2009, CB&I had deposited $283,333 and $208,333, respectively, into the Plainfield property replacement reserve. The Company also assumed a $742,366 tenant-funded replacement reserve in conjunction with the Will Partners property. The tenant was able to draw from this reserve for reimbursement of capital projects completed and paid by the tenant prior to the contribution of the property, and after providing the Company with appropriate documentation. Subsequent to the contribution of the property, World Kitchen requested and was paid a draw of approximately $695,000, leaving a balance of $73,665 in the reserve as of September 30, 2010. In connection with the Emporia Partners property contribution, the Company also assumed a $514,607 replacement reserve, which was funded by the contributing entity, pursuant to the terms of the loan agreement, and $261,496 in tax and insurance reserves. As of September 30, 2010, the total balance of the Emporia Partners property reserves was $645,956. Additionally, the Company funded a $350,000 reserve for deferred maintenance related to the purchase of the ITT property.

The following summarizes the future minimum net rent payments pursuant to the lease terms discussed above as of September 30, 2010:

	2010	2011	2012	2013	2014 and thereafter	Total
Renfro	$465,658	$1,862,633	$1,862,633	$1,862,633	$14,698,643	$20,752,200
Plainfield	603,750	2,500,791	2,586,582	2,586,582	24,328,272	32,605,977
Will Partners	577,750	2,311,000	2,311,000	2,311,000	15,047,167	22,557,917
Emporia Partners	206,044	824,175	824,175	882,129	6,683,117	9,419,640
ITT	190,376	761,505	761,505	761,505	2,030,679	4,505,570

Total	$2,043,578	$8,260,104	$8,345,895	$8,403,849	$62,787,878	$89,841,304

The following condensed pro forma operating information is presented as if the Will Partners, Emporia Partners and ITT properties had been included in operations at the beginning of the period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$2,427,663	$2,382,412	$7,268,158	$7,060,407

Net Loss	$(1,210,236)	$(1,542,800)	$(2,618,778)	$(3,281,024)

Net loss attributable to common stockholders	$(323,133)	$(222,009)	$(594,463)	$(439,001)

Loss per share	$(0.30)	$(0.42)	$(0.83)	$(0.90)

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

4.	Debt

In conjunction with the contribution of the Emporia Partners property, the Company assumed the mortgage debt as seen in the table below, with the remainder of the contribution value paid through the issuance of limited partnership units and the acquisition fees and expenses paid in connection with the contribution using proceeds from the Public Offering:

Original loan balance	$6.93 million
Assumed loan balance	$5.42 million
Interest rate	5.88% (fixed)
Initial loan term	20 years
Loan Maturity	September 2023

The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying Emporia Partners property, a fixture filing, and an assignment of leases, rents, income and profits.

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association, which provides the Company with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest-only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by the Company and is secured by a security agreement on the Operating Partnership’s interest in the underlying Will Partners and ITT properties, a fixture filing, and an assignment of leases, rents, income and profits.

Additionally, under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. Prior to December 4, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Operating Partnership made an initial draw of $16.9 million to acquire the Will Partners property and a subsequent draw of $5.07 million to acquire the ITT property. The Operating Partnership elected to have the LIBOR-based rate apply to such loans, which amounted to an initial interest rate of 5.75%. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms. Pursuant to the Credit Facility terms, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants was required beginning with the quarter ended September 30, 2010. KeyBank National Association has provided certain concessions relative to the debt compliance covenants. Among these concessions, KeyBank National Association has decreased the interest coverage ratio and fixed charge ratio from 1.85 times adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to 1.8 times. This concession was granted for the third and fourth quarters ending September 30, 2010 and December 31, 2010, respectively. Further with the acquisition and financing of the ITT property, the Company was required to effect an interest rate

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

hedge instrument. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge is in place for six months, expiring on April 17, 2011. The Company paid $7,000 for the interest rate cap.

In conjunction with the contribution of the Renfro and Plainfield properties on June 18, 2009 the Company assumed the following debt:

	Renfro Line of Credit (1)	Renfro Term Debt (1)	Plainfield Mortgage Debt
Original loan balance	$5.0 million	$8.0 million	$21.50 million
Assumed loan balance	$5.0 million	$8.0 million	$21.16 million
Interest rate	6.5% (fixed)	6.5% (fixed)	6.65% (fixed)
Initial term	One year	Three years	10 years
Maturity	January 2011	January 2012	November 2017
Unamortized loan balance at December 31, 2009	$5.0 million	$8.0 million	$21.04 million
Unamortized loan balance at September 30, 2010	$5.0 million	$7.9 million	$20.86 million

(1)

The Renfro property debt was refinanced in January 2009. The Term Debt is used to partially pay off the prior loan and the Line of Credit is used to pay off the remaining balance of the prior loan and to fund $2.0 million of the tenant improvement allowance.

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

The Renfro Line of Credit provides for monthly, interest only payments with an initial term of one year, or an expiration of January 29, 2010. In January 2010, the Line of Credit was extended for six months to July 29, 2010 with an automatic six-month extension should the Line of Credit not be paid in full by that date. Also, as a term of the first extension agreement, the interest rate was modified to a fixed rate of 6.50%. The Company exercised the automatic extension on July 29, 2010, extending the term an additional six months to January 29, 2011. All other terms were unchanged. Both loans are guaranteed by an affiliate, and are secured by a first mortgage and assignment of rents and leases on the Renfro property.

The terms of the Plainfield mortgage debt require monthly principal and interest payments. The Plainfield mortgage debt is secured by a first mortgage and security agreement on the Operating Partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following summarizes the future principal repayments per the loan terms discussed above:

	Remainder of 2010	2011	2012	2013	2014 and after	Total
		(1)	(2)	(3)
Renfro	$33,427	$5,137,891	$7,752,231	$-	$-	$12,923,549
Plainfield	63,771	262,170	276,421	299,627	19,958,217	20,860,206
Credit Facility	-	-	-	21,970,000	-	21,970,000
Emporia	67,576	279,699	295,982	314,973	4,442,140	5,400,370

Total	$164,774	$5,679,760	$8,324,634	$22,584,600	$24,400,357	$61,154,125

(1)	Amount includes payment of the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to January 29, 2011.
(2)	Amount includes payment of the remaining balance on the Renfro Term Debt upon expiration on January 31, 2012.
(3)	Amount includes payment of the remaining balance on the Credit Facility upon expiration on June 4, 2013.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009, June 4, 2010 and August 27, 2010, 2.02 million and approximately 813,000 and 315,200 limited partnership units, respectively, were issued in exchange for the Renfro, Plainfield, Will Partners and Emporia Partners properties. As of September 30, 2010, noncontrolling interests were approximately 71.5% of total shares outstanding (assuming limited partnership units were converted to common stock). For the nine-month period ended September 30, 2010, noncontrolling interests were approximately 77.3% of weighted average shares outstanding (assuming limited partnership units were converted to common stock).

As discussed in Note 2, Noncontrolling Interests, the accounting provisions are required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and reclassified noncontrolling interests related to Renfro and Plainfield to permanent equity in the accompanying consolidated balance sheets.

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

September 30, 2010

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

On June 4, 2010, the Operating Partnership issued 813,000 limited partnership units in exchange for Will Partners. The terms of the Will Partners’ contribution agreement require that the units be held for a minimum of one year. Thereafter, the limited partners have the right to require the general partner to redeem their units for the Cash Amount (as defined in the operating partnership agreement), at an exchange price of 92.0% of the Cash Amount pursuant to the Will Partners’ contribution agreement. The Will Partners’ contribution agreement limits the general partner to redeem the limited partnership units only for the Cash Amount, until the Company is listed on a national securities exchange. As the limited partners’ redemption rights are outside the control of the Company, the limited partnership units are considered to be temporary equity and are presented in the accompanying balance sheets as noncontrolling interest subject to redemption, (See Note 2, “Noncontrolling Interests”). Subsequent to the contribution, the affiliated contributor of Will Partners waived the redemption rights pursuant to the contribution agreement and is subject to the redemption provisions of the Operating Partnership agreement. As a result of the waiver, approximately $2.6 million of noncontrolling interests subject to redemption (temporary equity) was reclassified to noncontrolling interests and is now considered a component of permanent equity.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred during the nine-month period ended September 30, 2010 and due to affiliates as of September 30, 2010:

	Incurred	Paid	Payable

Advisor and Property Manager Fees:
Acquisition fees and expenses	$1,273,844	$-	$1,273,844
Operating expenses	68,927	46,485	22,442
Asset management fees	378,147	321,212	56,935
Property management fees	123,245	102,856	20,389
Receivable for organizational and offering costs incurred above the 15% limitation	(433,956)	-	(433,956)

	$1,410,207	$470,553	$939,654

Dealer Manager Fees	$982,619	$982,619	$-

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The amended and restated advisory agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on September 30, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above, is remote. As a result, the Company generated a receivable due from the Advisor of $433,956, which is reflected as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets as noted in the schedule above. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisor agreement. The following table summarizes the receivable:

Organizational and offering costs incurred – Public Offering	$2,598,944
Limitation for organizational and offering costs at 15% of gross offering proceeds of $10,042,837 if Public Offering terminated on September 30, 2010	1,506,426

Amount incurred in excess of limitation	1,092,518
Organizational and offering costs advanced by the Advisor as of September 30, 2010	658,562

Receivable due from Advisor as of September 30, 2010 if Public Offering terminated on September 30, 2010	$433,956

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

September 30, 2010

(Unaudited)

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

Acquisition Fees and Expenses (Advisor)

Under the amended and restated advisory agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Type of Compensation (Recipient)	Determination of Amount

costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year. As of December 31, 2009, no amount of the Advisor’s direct and indirect expenses was allocated to, or incurred by, the Company. As of September 30, 2010, $68,927 of operating expenses incurred by the Advisor was allocated to the Company. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

  2)  A Subordinated Performance Fee (as defined in the amended and restated advisory agreement) Due Upon Termination of the Amended and Restated Advisory Agreement if the Company terminates the amended and restated advisory agreement for any reason other than a material breach by the Advisor as a result of willful or intentional misconduct or bad faith on behalf of the Advisor. Such fee is reduced by any prior payment to the advisor of a subordinated share of net sale proceeds; and

  3)  A Subordinated Incentive Listing Fee (as defined in the amended and restated advisory agreement) in the event the Company lists its stock for trading, which fee, in excess of capital invested in the Company, will be subordinated until each shareholder’s investment value is equal to their initial invested capital.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Type of Compensation (Recipient)	Determination of Amount
Company is listed on a national securities exchange) (Advisor)	Each compensation discussed above is calculated as follows:

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

September 30, 2010

(Unaudited)

7.	Commitments and Contingencies

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to stockholders. As of September 30, 2010 and December 31, 2009, 9,581 and 947 shares, respectively, had been issued under the distribution reinvestment plan.

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

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of September 30, 2010 and December 31, 2009, $91,022 and $8,994 in shares of common stock subject to redemption, respectively, was eligible for redemption.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

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

On September 21, 2010, the Company’s board of directors declared distributions for the fourth quarter of 2010 in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on October 1, 2010 until December 31, 2010.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Second Amended and Restated Advisory Agreement

On November 9, 2010, the Company entered into a second amended and restated advisory agreement with the Advisor. The second amended and restated advisory agreement is substantially similar to the previous agreement except that it includes a provision whereby the Advisor would agree to subordinate any compensation it receives from a merger with and into the Company, above a return of capital invested by the Sponsor, to a return of capital to stockholders. To the extent any merger compensation shall be paid to the Advisor: (1) it shall only be paid in stock with a one year trading restriction; (2) it shall only be paid in anticipation of a listing of the Company’s shares or if the Company merges with an already listed entity; and (3) all such stock shall be held in escrow until such time as the share price of the listed stock shall achieve a price that would allow for stockholders to liquidate their holdings and receive all of their initial invested capital back.

Offering Status

As of November 11, 2010, in connection with the Public Offering the Company has issued 1,233,460 shares of the Company’s common stock for gross proceeds of approximately $12.31 million. Through November 11, 2010, the Company has received aggregate gross offering proceeds of approximately $14.67 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

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

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc. We deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which we did not satisfy as of December 31, 2009. As of September 30, 2010, the Company satisfied these non-financial requirements.

We have no paid employees and are externally advised and managed by an affiliate of ours, The GC Net Lease REIT Advisor, LLC (our “Advisor”). Griffin Capital Corporation, our “Sponsor”, is the sole member of our Advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P (our “Operating Partnership”). We expect to own all of our properties directly or indirectly through our operating partnership or similar entities.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was initially paid on June 15, 2009.

We terminated our private offering on November 6, 2009, having raised approximately $2.36 million through the issuance of approximately 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of September 30, 2010, we had issued 1,015,059 shares of our common stock for gross proceeds of approximately $10.13 million in our Public Offering.

ITT

On September 23, 2010, we, through our Operating Partnership, acquired a single-story, office facility located in Los Angeles (Sylmar), California (“ITT property”) from an unaffiliated third party. The ITT property is 100% leased to a single tenant, ITT Educational Services, Inc. (“ITT”), on a net lease basis, obligating ITT to all costs and expenses to operate and maintain the property. For additional information on the ITT property, see Note 3, Real Estate, to the unaudited consolidated financial statements.

Emporia Partners

On August 27, 2010, various affiliates of our Sponsor and an entity owned by an affiliate of our Sponsor contributed to us, through our Operating Partnership, all of the ownership interests in an entity (“Emporia Partners”) that owns a fully-leased office headquarters and industrial production and distribution facility located in Emporia Kansas (the “Emporia Partners property”). The Emporia Partners property is 100% leased to a single tenant, Hopkins Enterprises, Inc. (“Hopkins”), which subleases the property to Hopkins Manufacturing Corporation (“Hopkins Manufacturing”) on a net lease basis, obligating Hopkins to all costs and expenses to operate and maintain the property, including capital expenditures. For additional information on the Emporia Partners property, see Note 3, Real Estate, to the unaudited consolidated financial statements

Will Partners

On June 4, 2010, three unaffiliated third parties and an entity owned by an affiliate of our Sponsor contributed to us, through our Operating Partnership, all of the ownership interests in a single-story, warehouse/distribution facility located in Monee, Illinois (“Will Partners property”). The Will Partners property is 100% leased to a single tenant, World Kitchen, LLC (“World Kitchen”), on a net lease basis, obligating World Kitchen to all costs and expenses to operate and maintain the property, including capital expenditures. For additional information on the Will Partners property, see Note 3, Real Estate, to the unaudited consolidated financial statements.

Credit Facility

On June 4, 2010, we, through our Operating Partnership, entered into a credit agreement with KeyBank National Association, which provides our Operating Partnership with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by us and is secured by a security agreement on our Operating Partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits. For additional information related to the Credit Facility, see Note 4, Debt, to the unaudited consolidated financial statements.

Renfro and Plainfield

On June 18, 2009, affiliates of our Sponsor contributed membership interests in two entities, Renfro Properties, LLC, a single member limited liability company which owns a single-story warehouse/distribution property located in Clinton, South Carolina (“Renfro”) and Plainfield Partners, LLC, a single member limited liability company which owns an office/laboratory property located in Plainfield, Illinois (“Plainfield”), to our Operating Partnership. The properties are occupied by Chicago Bridge & Iron Company (“CB&I”) and Renfro Corporation (“Renfro Corp”), respectively, and are full net leases, obligating the tenants for all expenses and costs of operating and maintaining the property, including capital expenditures. For additional information on the Renfro and Plainfield properties and information on the associated debt, see Note 3, Real Estate, and Note 4, Debt, to the unaudited consolidated financial statements, respectively.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial statements.

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

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of September 30, 2010, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

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

Results of Operations

As of September 30, 2009, we owned two properties, which were contributed on June 18, 2009. As of September 30, 2010, we owned five properties. Therefore, our results of operations for the three and nine months ended September 30, 2010 are not directly comparable to those for the three and nine months ended September 30, 2009. Our results of operations for the three and nine months ended September 30, 2010 are not indicative of those expected in the future periods and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of acquisitions made during the third quarter being owned for an entire period and anticipated future acquisitions of real estate assets.

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table provides summary information about our results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$1,841,774	$1,174,665	$667,109	57%
Property tax recovery	229,497	97,293	132,204	136%
Asset management fees	158,603	103,112	55,491	54%
Property management fees	53,881	32,082	21,799	68%
Property tax expense	229,497	97,293	132,204	136%
Acquisition fees and expenses	672,991	6,498	666,493	10257%
General and administrative Expenses	447,232	124,349	322,883	260%
Depreciation and amortization	824,907	365,521	459,386	126%
Interest expense	919,073	574,841	344,232	60%

Rental Income

Rental income for the three months ended September 30, 2010 primarily includes rental income for the Properties of $1.79 million, and adjustments to straight-line contractual rent of $81,000. Rental income increased from $1.17 million for the three months ended September 30, 2009 to $1.84 million in the current period as a result of the acquisition of additional real estate. Also included as a component of revenue is the recovery of property taxes, which increased from $97,293 for the three months ended September 30, 2009 to $229,497 for the three months ended September 30, 2010 also as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2010 totaled $441,981, consisting of property taxes, property management fees, and asset management fees. The total increase from $232,487 for the three months ended September 30, 2009 is a result of the acquisition of additional real estate. We expect property operating expenses to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses increased by $666,493 compared to the three months ended September 30, 2009 as the Renfro and Plainfield contributions were made during the second quarter of 2009 and no other acquisitions were made during the third quarter of that year. During the three months ended September 30, 2010, however, the Emporia Partners property was contributed and the ITT property was acquired. Of the $672,991 incurred during the quarter, $484,685 was due to our Advisor, for the three months ended September 30, 2010 and relate to the Emporia Partners and ITT properties. We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 increased by $322,883 compared to the same period in the prior year. General and administrative expenses consist mostly of professional fees, including accounting and legal costs of $275,822, directors’ and officers’ insurance $66,877, as well as other expenses totaling $104,533 consisting mostly of office expenses such as payroll incurred on behalf of our Advisor and allocated to us during the current period ($18,587), Board of Director fees ($18,100) and IT services ($27,092), among others, incurred as a result of regular operations. The increase from prior year is primarily a result of the increase in professional fees, specifically accounting and legal costs associated with acquisitions and contributions made during the current period, as no new acquisitions or contributions were made during the same period in the prior year. The increase is also a result of an increase in office expenses as a result of increased operating activity. General and administrative expenses also include organizational costs, which were reduced to the extent the amount exceeded the 15% limitation in our amended and restated advisory agreement, as discussed in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs (approximately $3,500) is reflected in the unaudited consolidated balance sheets as a reduction in the “Due to Affiliates” Balance. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2010 consisted of depreciation of building and building improvements of the Properties of $516,112 and amortization of the contributed value allocated to intangible assets of $308,795. The increase of $459,386 as compared to the same period in the prior year is a result of the acquisition of additional real estate. We expect depreciation and amortization expense to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional real estate assets.

Interest Expense

Interest expense for the three months ended September 30, 2010 increased by $344,232 as compared to the same period in the prior year due to the mortgage debt assumed in the Emporia Partners contribution as well as the Credit Facility used to finance the Will Partners and ITT properties acquisitions, which, in total, amounted to approximately $313,000 in interest expense for the current period. Interest expense for the three months ended September 30, 2010 also includes the amortization of deferred financing costs of $56,341, whereas in the same period a year ago, there were no deferred financing costs, and $7,000 related to the interest rate cap, as discussed above. We expect interest expense to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional real estate and assume any related debt.

Comparison of the Nine Months Ended September 30, 2010 and 2009

The following table provides summary information about our results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$4,360,260	$1,332,605	$3,027,655	227%
Property tax recovery	462,419	116,039	346,380	299%
Asset management fees	378,147	116,701	261,446	224%
Property management fees	123,245	36,360	86,885	239%
Property tax expense	462,419	116,039	346,380	299%
Acquisition fees and expenses	1,582,353	1,637,182	(54,829)	(3%)
General and administrative Expenses	860,660	414,579	446,081	108%
Depreciation and amortization	2,000,663	414,157	1,586,506	383%
Interest expense	2,142,331	649,904	1,492,427	230%

Rental Income

Rental income for the nine months ended September 30, 2010 primarily includes rental income for the Properties of $4.10 million and adjustments to straight-line contractual rent of approximately $280,000. Rental income increased from $1.33 million for the nine months ended September 30, 2009 to $4.36 million in the current period as a result of the acquisition of additional real estate. Also included as a component of revenue is the recovery of property taxes, which increased from $116,039 for the nine months ended September 30, 2009 to $462,419 for the nine months ended September 30, 2010 as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as a result of the acquisition of the Emporia

Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2010 totaled $963,811, consisting of property taxes, property management fees, and asset management fees. The total increase from $269,100 for the nine months ended September 30, 2009 is a result of the acquisition of additional real estate. We expect property operating expenses to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses decreased $54,829 compared to the nine months ended September 30, 2009 due to the fact that the acquisition fees and expenses related to the Renfro and Plainfield contributions were greater than the current period acquisition fees and expenses related to the Will Partners, Emporia Partners and ITT properties combined. Of the $1.58 million incurred during the period, $1.27 million was due to our Advisor. We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 increased by $446,081 compared to the same period in the prior year. General and administrative expenses consist mostly of professional fees, including accounting and legal costs of $512,756, directors’ and officers’ insurance of $202,416, board of directors fees of $58,497, as well as other expenses totaling $86,991, consisting mostly of office expenses such as payroll and rent incurred on behalf of the Advisor and allocated to us during the current period ($66,137 in total), and IT services ($34,299), among others, incurred as a result of regular operations, less a reduction in organizational costs as discussed below. The increase from prior year is primarily a result of an increase in professional fees, specifically accounting and legal costs associated with acquisitions and contributions made during the current period, total operating expenses incurred on behalf of our Advisor, which were allocated to us during the period in the amount of $68,927 and an increase in office expenses as a result of increased operating activity. General and administrative expenses also include organizational costs. Organizational costs were reduced to the extent the amount exceeded the 15% limitation in our amended and restated advisory agreement ($106,137), as discussed in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs is reflected as a reduction of the “Due to Affiliates” balance in the unaudited consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2010 consisted of depreciation of building and building improvements of the Properties of $1.33 million and amortization of the contributed value allocated to intangible assets of $675,025. The increase of $1.59 million as compared to the same period in the prior year is a result of the acquisition of additional real estate as well as nine months versus three months of depreciation and amortization related to Renfro and Plainfield. We expect depreciation and amortization expense to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional real estate assets.

Interest Expense

Interest expense for the nine months ended September 30, 2010 increased by $1.49 million compared to the same period in the prior year. The balance primarily relates to the mortgage debt assumed with contributions as well as the Credit Facility used to finance the Will Partners and ITT properties acquisitions. Interest expense for the nine months ended September 30, 2010 also includes the amortization of deferred financing costs of $81,493, whereas in the same period a year ago, there were no deferred financing costs, and $7,000 related to the interest rate cap, as discussed above. We expect interest expense to increase in future periods as a result of the acquisition of the Emporia Partners and ITT properties on August 27, 2010 and September 23, 2010, respectively, and as we acquire additional real estate and assume any related debt.

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank National Association, which provides our operating partnership with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Our operating partnership made an initial draw of $16.9 million to facilitate the acquisition of the Will Partners property and a subsequent draw of $5.07 million to finance the ITT property acquisition.

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

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received in our Public Offering and operating cash flows generated from the Properties and other properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our amended and restated advisory agreement provides that expenses advanced to us by our Advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the Public Offering (excluding sales commissions and dealer manager fees) were initially paid by our Advisor and will be reimbursed by us, up to 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs. The offering and organizational costs (including sales commissions and dealer manager fees) may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the advisor must reimburse us for any excess amounts. As of September 30, 2010, we incurred organizational and offering costs, which exceed the 15% limitation. Therefore, if we terminated our Public Offering on September 30, 2010, the probability that we would be liable to our Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result we generated a receivable due from our Advisor of $433,956 (after deducting unreimbursed amounts previously advanced by our Advisor), which was recorded as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisory agreement. We will continue to monitor both the 3.5% and 15% limitations and expect the receivable to decrease as we raise additional offering proceeds and, as a result, become liable once again for organizational and offering costs advanced by our Advisor. Operating cash flows are expected to increase as properties are added to our portfolio.

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

Our cash and cash equivalent balances increased $1.46 million during the nine months ended September 30, 2010 and were used in or provided by:

Operating Activities. During the nine months ended September 30, 2010, we used $1.10 million of cash from operating activities, compared to $110,018 during the nine months ended September 30, 2009. Net cash used in operations increased in 2010 primarily due to the increase in the net loss for the nine months ended September 30, 2010 ($2.72 million) compared to the same period in the prior year ($1.93 million). The net loss in the current period is offset by non-cash adjustments of $1.78 million (consisting of depreciation and amortization of $2.10 million less deferred rent of $324,907) and cash used for working capital of $156,111, primarily to fund regular payables and asset management and property management fees. Cash from working capital during the same period in the prior year was $1.69 million higher as a result of the timing of payables.

Investing Activities. During the nine months ended September 30, 2010, we used $26.64 million more in cash for investing activities, as compared to the same period in the prior year when no cash was used in the Renfro and Plainfield contributions, specifically for the acquisition of the Will Partners, Emporia Partners and ITT properties. Additionally, we expensed $447,337 for tenant improvements, which were funded by reserve proceeds, held by lenders, which were assumed by us in conjunction with the contribution of the Properties, compared to $2.08 million expensed during the nine months ended September 30, 2009 related to Renfro.

Financing Activities. During the nine months ended September 30, 2010, we generated $29.21 million from financing activities as compared to $338,001 during the same period in the prior year. The net increase is a result of (1) $21.97 million in proceeds from the Credit Facility used to acquire the Will Partners and ITT properties and an increase of $8.78 million in the issuance of common stock, which includes an increase in gross offering proceeds of $7.93 million, a decrease in the discount on common stock of $97,826 and a decrease in incurred offering costs of $752,847; and (2) higher loan amortization (a $224,654 increase as compared to the same period a year ago) primarily related to Renfro and Plainfield for which there was nine months of amortization versus 3 months during the same period a year ago; amortization of deferred financing costs (an increase of $673,409) of which there were none in the same period a year ago, and higher distribution payments (approximately $984,000).

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

The following table shows total distributions for the first three quarters of 2010 and for the year ended December 31, 2009:

	September 30, 2010			June 30, 2010			March 31, 2010			December 31, 2009
Distributions paid in cash-noncontrolling interests	$496,645			$343,676			$336,205			$339,941
Distributions paid in cash-common stockholders	123,391			80,337			39,433			34,096
Distributions reinvested (shares issued)	48,124			26,890			7,014			3,950

Total distributions	$668,160	(1)		$450,903			$382,652			$377,987

Source of distributions:
Cash flows provided by (used in) operations	$(96,454	)(2)	(14%)	$(517,377	)(2)	(115%)	$(487,796	)(2)	(128%)	$290,898	(2)	77%
Proceeds from issuance of common stock	716,490		107%	941,390		209%	863,434		226%	83,139		22%
Distributions reinvested (shares purchased)	48,124		7%	26,890		6%	7,014		2%	3,950		1%

Total sources	$668,160		100%	$450,903		100%	$382,652		100%	$377,987		100%

(1)	Total distributions declared but not paid as of September 30, 2010 for noncontrolling interests (including our Advisor), and common stockholders were $175,773 and $48,839, respectively.
(2)

Percentages were calculated by dividing the respective source amount by the total sources of distributions. Sources appearing as negative amounts represent instances in which cash flows were used in, rather than provided by, operations. Accordingly, percentages calculated on these amounts also appear as negative numbers.

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Loss	$(1,233,970)	$(25,720)	$(2,723,392)	$(1,927,968)
Adjustments:
Depreciation of building and improvements	516,112	200,633	1,325,638	227,384
Amortization of intangible assets	308,795	164,888	675,025	186,773

Funds from Operations (FFO)	$(409,063)	$339,801	$(722,729)	$(1,513,811)
Reconciliation of FFO to Modified Funds From Operations
Funds From Operations	$(409,063)	$339,801	$(722,729)	$(1,513,811)
Adjustments:
Acquisition fees and expenses	672,991	6,498	1,582,353	1,637,182
Revenues in excess of cash received (straight-line rents)	(134,694)	(96,421)	(324,907)	(110,349)
Revenues in excess of cash received (amortization of above/below market rent)	28,001	(8,836)	20,627	(10,260)
Amortization of financing costs	56,341	-	81,493	-

Modified Funds From Operations	$213,576	$241,042	$636,837	$2,762

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2010:

	Payments Due During the Years Ending December 31,
	Total	2010	2011-2012		2013-2014		Thereafter
Outstanding debt obligations (1)
Renfro	$12,923,549	$33,427	$12,890,122	(2)	$-		$-
Plainfield	20,860,206	63,771	538,591		620,092		19,637,752
Credit Facility	21,970,000	-	-		21,970,000	(4)	-
Emporia	5,400,370	67,576	575,681		649,245		4,107,868
Interest on outstanding debt obligations (3)
Renfro	757,359	214,305	543,054		-		-
Plainfield	9,469,535	353,786	2,770,864		2,688,896		3,655,989
Credit Facility	3,523,134	322,837	2,565,150		635,147		-
Emporia	2,402,332	80,474	601,487		527,551		1,192,820

Total	$77,306,485	$1,136,176	$20,484,949		$27,090,931		$28,594,429

(1)	Amounts include principal payments only.
(2)

Amount includes payment of the Renfro Line of Credit in the amount of $5.0 million, which was extended for six months to January 29, 2011 and payment of the remaining balance on the Term Debt upon expiration on January 31, 2012.

(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2010.
(4)

$16.9 million of the Credit Facility was used to finance the Will Partners property acquisition and an additional $5.07 million of the Credit Facility was used to finance the ITT property acquisition. The total Credit Facility is $25 million.

Subsequent Events

See Note 9, Subsequent Events, to the unaudited consolidated financial statements.

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

As of December 31, 2009, our debt consisted of two mortgage loans and a line of credit totaling $34.04 million (the Renfro and Plainfield debt). As of September 30, 2010, our debt consisted of the same mortgage loans and line of credit, along with an additional mortgage loan of $5.40 million that we assumed (the “Emporia Partners debt”), and a $21.97 million draw from a $25 million credit facility (the “Credit Facility”).

Emporia Partners Debt

In conjunction with the contribution of the Emporia Partners property, we assumed $5.42 million in debt. See Note 4, Debt, to the unaudited consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Credit Facility

On June 4, 2010, we obtained approximately $16.9 million in debt to finance our acquisition of the Will Partners property pursuant to the Credit Facility. On September 23, 2010, we further obtained $5.07 million in debt from the Credit Facility to finance our acquisition of the ITT property. See Note 4, Debt, to the unaudited consolidated financial statements, for a detailed description of the Credit Facility. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on the Credit Facility would still apply.

Renfro and Plainfield Debt

In conjunction with the contribution of the properties on June 18, 2009 we assumed certain debt. See Note 4, Debt, to the unaudited consolidated financial statements, for a detailed description of the Renfro and Plainfield debt. As these loans are fixed rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in the Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares at $10.00 per share to be offered to the public and 7,500,000 shares offered to investors pursuant to our distribution reinvestment plan at $9.50 per share. Our equity raise as of September 30, 2010 resulted in the following:

Common shares issued in the Public Offering	1,006,137
Common shares issued in the Public Offering pursuant to the distribution reinvestment plan	8,922
Gross Public Offering proceeds	$10,042,837
Gross Public Offering proceeds pursuant to the distribution reinvestment plan	$84,756
Selling commissions and Dealer Manager fees paid	$982,619
Reimbursement of O&O costs paid to our Advisor	$175,199

The remainder of the net proceeds was used to fund our property acquisitions.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1*	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2*	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Company’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 10, 2009, Commission File No. 333-159167)

10.1*	Contribution Agreement for Emporia Partners Property dated August 27, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167

10.2*	Tax Protection Agreement for Emporia Partners Property dated August 27, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 27, 2010, Commission File No. 333-159167

10.3*	Lease for Emporia Partners Property dated January 3, 2001, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167

10.4*	Amended and Restated Limited Liability Company Agreement for Emporia Partners, LLC dated August 11, 2003, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167

10.5*	First Amendment to Amended and Restated Limited Liability Company Agreement for Emporia Partners, LLC dated August 27, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on
Form 8-K, filed on August 30, 2010, Commission File No. 333-159167

10.6*	Fixed Rate Note Related to Emporia Partners Mortgage Debt dated August 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167

10.7*	Guaranty Related to Emporia Partners Mortgage Debt dated August 8, 2003, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission
File No. 333-159167

Exhibit No.	Description

10.8*	Purchase and Sale Agreement for ITT Property dated July 7, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167

10.9*	Lease for ITT Property dated August 3, 1995, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167

10.10*	Second Amendment to Lease for ITT Property dated August 27, 2007, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GC NET LEASE REIT, INC. (Registrant)

Dated: November 15, 2010	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer