Form 10-K
period 2010-12-31
GC NET LEASE REIT, INC.
filed 2011-03-24
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File Number:            333-159167

The GC Net Lease REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	26-3335705
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $9,068,300 assuming a market value of $10 per share, as of June 30, 2010.

As of March 22, 2011, there were 2,500,297 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law (“MGCL”) primarily with the purpose of acquiring single tenant net lease properties. We expect to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. We deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which we did not satisfy as of December 31, 2009. As of December 31, 2010, we satisfied these non-financial requirements, and will proceed with the election to be taxed as a REIT.

We have no paid employees and are externally advised and managed by an affiliate of ours, The GC Net Lease REIT Advisor, LLC (our advisor). Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P. We expect to own all of our properties directly or indirectly through our operating partnership or similar entities.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was initially paid on June 15, 2009.

We terminated our private offering on November 6, 2009, having raised approximately $2.36 million through the issuance of approximately 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of December 31, 2010, we had issued 1,597,359 shares of our common stock for gross proceeds of approximately $15.94 million in our Public Offering.

Investment Objectives

Overview

If we sell the maximum in our Public Offering, we estimate that approximately 88.25% of the gross offering proceeds will be available for investment. Such net offering proceeds will be used to primarily invest in single tenant net lease properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. The remaining 11.75% will be used to pay sales commissions, dealer manager fees and reimburse organization and offering expenses. We expect our acquisition fees and actual acquisition expenses to constitute approximately 2.57% of our gross offering proceeds, which will allow us to invest approximately 85.68% in real estate investments. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant net lease properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant net lease properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Exchange Listing and Other Liquidity Events

Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within eight to 11 years after completion of our Public Offering:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the timeframe contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond 11 years after completion of our Public Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in our Public Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our advisor.

Investment Strategy

We will seek to acquire a portfolio of single tenant net lease properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net lease properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	mission critical to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability of renewal and potential for increasing rent.

Our sponsor has been acquiring single tenant net lease properties for well over a decade. Our sponsor’s positive acquisition and ownership experience with single tenant net lease properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the critical nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.

We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net lease assets;

•	a clear alignment of interests between management and investors, as the affiliates of our sponsor invested over $26 million in our portfolio by contributing certain of our properties;

•	stable cash flow backed by a portfolio of single tenant net lease real estate assets;

•	minimal exposure to operating and maintenance expense increases given our focus on single tenant net lease properties;

•	contractual lease rate increases enabling distribution growth;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.

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

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Public Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

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

We anticipate that many of our acquisitions will have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability or property insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss.

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

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 60% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2010, our leverage was approximately 66%.

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

Real Property Investments

Our advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers, developers and potential tenants regarding the purchase and development of properties for us and other programs sponsored by our sponsor. At such time while our Public Offering is being conducted, if we believe that a reasonable probability exists that we will acquire a specific property, we will supplement our prospectus to disclose the negotiations and pending acquisition of such property. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific property, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. A supplement to our prospectus will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending acquisition is consummated, also by means of a supplement to our prospectus, if appropriate. STOCKHOLDERS SHOULD UNDERSTAND THAT THE DISCLOSURE OF ANY PROPOSED ACQUISITION CANNOT BE RELIED UPON AS AN ASSURANCE THAT WE WILL ULTIMATELY CONSUMMATE SUCH ACQUISITION OR THAT THE INFORMATION PROVIDED CONCERNING THE PROPOSED ACQUISITION WILL NOT CHANGE BETWEEN THE DATE OF THE SUPPLEMENT AND ANY ACTUAL PURCHASE. We intend to obtain what we believe will be adequate insurance coverage for all properties in which we invest. Some of our leases may require that we procure insurance for both commercial general liability and property damage; however, we expect that those leases will provide that the premiums will be fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured. However, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available.

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

Joint Venture Investments

As of December 31, 2010, we had not entered into any joint venture arrangements. We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the advisor uses to evaluate other real estate investments.

We may enter into joint ventures with affiliates of our advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.

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

Construction and Development Activities

As of December 31, 2010, we had not undertaken any construction or development activities. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation.

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

Disposition Policies

As of December 31, 2010, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

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

Investments in Mortgages

As of December 31, 2010, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Investment Company Act and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (“1940 Act”). Our advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an investment company.

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

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to an Investment in The GC Net Lease REIT, Inc.

We have limited prior operating history or established financing sources, this is the first REIT sponsored by affiliates of our advisor, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in August 2008. As of December 31, 2010, we own six properties. Although members of our advisor’s management team have significant experience in the acquisition, finance, management and development of commercial real estate, this is the first REIT sponsored by affiliates of our advisor. Accordingly, the prior performance of real estate investment programs sponsored by our advisor and its affiliates may not be indicative of our future results.

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

As of December 31, 2010, we own six properties. We will not provide stockholders with information to evaluate our future investments prior to our acquisition of properties, other than through our disclosures required by the rules of the SEC. We will seek to make a substantial portion of our investments in single tenant net lease properties. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate.

If we are unable to raise substantial funds, we will be limited in the number, type, and diversification of investments we may make, and the value of stockholders’ investments will fluctuate with the performance of the specific properties we acquire.

Our Public Offering is being made on a best efforts basis, whereby the participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our Public Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise a substantial amount of funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we, through our advisor, are unable to find suitable investments and related financing, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in selecting our investments and arranging financing. As of December 31, 2010, we own six properties. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, stockholders will have to rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Public Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of our Public Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall returns may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. If we pay distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor and sponsor, including Kevin A. Shields, David Rupert, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Don Pescara, Julie A. Treinen and David Thailing, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents of our advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our advisor and its officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our advisor and its officers and certain of our key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors of 16 other real estate programs, including seven programs having investment objectives and legal and financial obligations similar to ours, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate, which may constitute a breach of their fiduciary duties to us. If this occurs, the returns on our stockholders’ investments may suffer.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our advisor. Our advisor and its affiliates are actively involved in 16 other real estate programs and four other properties, including tenant in common programs and other real estate programs that may compete with us or otherwise have similar business interests. Our advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investments. If our advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of their investment.

We may face a conflict of interest when purchasing properties from affiliates of our advisor.

As of December 31, 2010, we have acquired four of our properties from certain affiliates of our sponsor, including our Chairman and President, Kevin A. Shields, and our Vice President – Acquisitions, Don Pescara, and the President of our Sponsor, David C. Rupert. We may purchase properties from one or more affiliates of our advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our advisor and its affiliates, our advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our advisor and its affiliates.

Our advisor will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our advisor will be entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While affiliates of our sponsor, including our President, will have a significant equity interest in our operating partnership through the contribution of certain of our properties, our advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

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

We may enter into joint ventures with other programs sponsored by our sponsor, including other REITs, for the acquisition, development or improvement of properties. Our advisor may have conflicts of interest in determining which program sponsored by our sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

A stockholder’s investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2010, we own six properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Public Offering in properties within one year of the termination of our Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

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

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Public Offering and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Public Offering.

Stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2010, we had 1,845,339 shares of common stock issued and outstanding and we own approximately 37% of the operating partnership units; the contributors own approximately 52% of the operating partnership units; and the remaining 11% is owned by third parties. Because of these and other reasons, stockholders should not expect to be able to own a significant percentage of our shares.

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

The gross proceeds of the Public Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If, however, we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing a severe economic slowdown affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic slowdown. Lease payment defaults by tenants, including those caused by the current economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition, operating results and our ability to pay distributions.

We rely on certain tenants and adverse effects to their business could affect our performance.

As of December 31, 2010, our six tenants, based on rental income, were Chicago Bridge & Iron Company (Delaware) (approximately 24.3%), World Kitchen, LLC (approximately 23.3%), Renfro Corporation (approximately 18.8%), Hopkins Enterprises, Inc. (approximately 13.7%), World Color (USA), LLC (approximately 12.2%), and ITT Educational Services, Inc. (approximately 7.7%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments which may have a substantial adverse effect on our financial performance.

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

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2010, we did not have significant industry concentration in our portfolio; however approximately 48% of our total rental income is concentrated in the State of Illinois.

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

Recent geopolitical events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with limited debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past few years than in prior periods. As a result, this slowdown has reduced demand for space and removed support for rents and property values. The following market and economic challenges may adversely affect our property values or operating results:

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

Domestic and international financial markets currently are experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If interest rates are higher when the properties are refinanced, our income could be reduced. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our Public Offering, which could result in higher leverage or a less diversified portfolio of real estate.

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

We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, all of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of funds available for distributions we pay to our stockholders and decrease the value of our stockholders’ investments.

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

We expect that we will incur additional indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as UBTI.

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

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2013 has been reduced to a maximum rate of 15% for federal income tax purposes. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed or in the case where the REIT has received a taxable dividend from a regular “C” corporation such as from our taxable REIT subsidiary. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned six properties, encompassing approximately 2.0 million rentable square feet as shown in the table below:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres	Implied Initial Capitalization Rate (1)

Renfro Clinton, SC	06/18/09	$21,700,000	Manufacturing/ Distribution	1986	565,000	42.2	8.58%
Plainfield Plainfield, IL	06/18/09	$32,660,000	Office/ Laboratory	1958-1991	176,000	29.1	7.96%
Will Partners Monee, IL	06/04/10	$26,305,000	Manufacturing/ Distribution	2000	700,200	34.3	8.79%
Emporia Partners Emporia, KS	08/27/10	$ 8,360,000	Manufacturing/ Distribution	1954/2000	320,800	16.6	9.86%
ITT Los Angeles, CA	09/23/10	$ 7,800,000	Office	1996/2010	35,800	3.5	9.76%
Quad/Graphics Loveland, CO	12/30/10	$11,850,000	Printing Facility/ Office	1986/1996/2009	169,800	15.0	10.26%
Total		$108,675,000			1,967,600	140.7

(1) The estimated going-in capitalization rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

As of December 31, 2010, annualized gross base rent for our six tenants mentioned above, totaled $9.93 million as shown in the table below:

Property	Tenant	Industry	2010 Annualized Gross Base Rent	% of Annualized Gross Base Rent	Year of Lease Expiration

Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$ 1,863,000	18.8%	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	$ 2,415,000	24.3%	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	$ 2,311,000	23.3%	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	$ 1,363,000	13.7%	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	$ 762,000	7.7%	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	$ 1,216,000	12.2%	2022
Total			$ 9,930,000	100.0%

The market and demographic data contained in the following descriptions of our properties was primarily obtained from the appraisals of each property. Although we believe these independent sources are reliable as of their dates of issuance, the market and demographic information contained therein has not been independently verified and we cannot ensure the accuracy or completeness of this information. As a result, stockholders should be aware that the market and demographic data contained in the following descriptions, and beliefs and estimates based on such data, may not be reliable.

Quad/Graphics

The Quad/Graphics property is an industrial printing facility with a two-story office component located at 380 West 37th Street, Loveland, Colorado. The property is located approximately 45 miles north of Denver and 20 miles north of Boulder. Loveland, Colorado is located just west of Interstate 25, northern Colorado’s primary north-south freeway, which connects Loveland to Denver and other major cities in the region.

The Quad/Graphics lease commenced in 1995 and the property is leased in its entirety to World Color (USA), LLC under a triple-net lease, which lease is guaranteed by both World Color Press, Inc. and its parent company Quad/Graphics, Inc. Quad/Graphics, Inc. is a publicly-traded printing company which acquired World Color Press, Inc. in July 2010, thereby creating one of the world’s largest printing companies. Quad/Graphics, Inc. has operations throughout the United States, Latin America and Europe. Construction on the Quad/Graphics property was originally completed in 1986 and the facility was expanded in 1996 and again in 2009 for a combined total of approximately 45,000 square feet in expansions.

ITT

The ITT property is a single-story office facility located at 12669 Encinitas Blvd., Los Angeles (Sylmar), California. The ITT property is located approximately 20 miles northwest of Downtown Los Angeles at the border of the San Fernando and Santa Clarita Valleys.

The ITT lease commenced in 1996. The ITT Property is leased in its entirety to ITT Educational Services, Inc. (“ITT”) under a triple-net lease. ITT is a publicly-traded, private college system focused on technology-oriented programs of study and operates over 121 educational campuses and four learning centers in 37 states. The ITT property was originally constructed as a build-to-suit for ITT. Since 1996, ITT has utilized the ITT property as its principal educational campus serving the San Fernando and Santa Clarita Valleys. The ITT property was recently expanded and renovated in 2010, including the addition of 5,785 square feet for construction of additional classrooms, a library and expansion of the student lounge, and renovation of existing classroom and computer lab space.

Emporia Partners

The Emporia Partners property is a single-story production and distribution facility located at 428 Peyton Street, Emporia, Kansas, approximately 50 miles southwest of Topeka and 100 miles southwest of Kansas City. The property was originally constructed in 1954 with the last major addition of approximately 164,200 rentable square feet completed in 2000. The Emporia Partners property is located in Lyon County and can accommodate additional improvements of up to 107,000 square feet. The property is located in a strategic location at the intersection of Interstate 35, Interstate 335 and U.S. Highway 50 in east central Kansas, which affords the subtenant, Hopkins Manufacturing Corporation (“Hopkins Manufacturing”) fast, convenient transportation of their products, with no U.S. city located more than two days away by motor freight.

The Emporia Partners property is leased in its entirety to Hopkins Enterprises, Inc. (“Hopkins) under a triple-net lease and Hopkins subleases the property to Hopkins Manufacturing. Since 1954, Hopkins Manufacturing has utilized the property under the sublease as its headquarters and regional production and distribution point, completing 13 separate additions to the space to accommodate their expanding business and product lines, including construction in 2000 which doubled the size of the property’s facilities. Hopkins Manufacturing is a manufacturer and marketer of specialized towing products and functional accessories for the automotive and recreational vehicle aftermarkets, with notable brand names including Hoppy®, TAP™, LiteMate®, BrakeBuddy®, Spillmaster®, and FloTool.

Will Partners

The Will Partners property is a single-story warehouse/distribution facility located at 5800 Industrial Drive, Monee, Illinois, part of the South Suburban Chicago submarket. The property is located in Will County, approximately 38 miles southwest of Chicago. Approximately 20% of the Will Partners property consists of undeveloped land.

The Will Partners property is leased in its entirety to World Kitchen, LLC (“World Kitchen”) under a triple-net lease. The Will Partners property was a build-to-suit for World Kitchen, which has occupied the property since its completion. World Kitchen utilizes the property as its principal regional distribution center, one of two such centers for the company in the U.S. World Kitchen, LLC is a manufacturer, designer, developer and/or marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. The Will Partners property has instant access to Interstate 57, which connects to other major interstates in the area, including I-80, I-90, I-94 and I-294.

Renfro

The Renfro property is a single-story warehouse/distribution property located at 1702 Springdale Drive, Clinton, South Carolina, part of the Greenville, South Carolina regional market. The property is located in Laurens County, approximately 45 miles southeast of Greenville. The Renfro property consists of a warehouse/distribution building, a small office building, a surface parking lot and a truck maintenance facility. The Renfro property is adjacent to U.S. Highway 76, which provides access to Interstate 26.

The Renfro property is leased in its entirety to Renfro Corporation (“Renfro”) under a triple-net lease. Renfro utilizes the property as its principal regional distribution center, which serves Renfro’s largest domestic manufacturing facility, located in nearby Whitmire, South Carolina. Renfro is a privately-held corporation, founded and headquartered in North Carolina since 1921. Renfro is the largest manufacturer of socks in the U.S. and the second largest manufacturer of all hosiery products in the world, with total disclosed annual revenues of approximately $350 million. Renfro manufactures socks under the Fruit of the Loom, Nike, Ralph Lauren, Dr. Scholl’s and Starter brands, among others, and is the largest supplier of hosiery products to Wal-Mart. Renfro employs over 4,500 people worldwide and operates manufacturing facilities in North Carolina, South Carolina, Alabama, India, Turkey, Pakistan and Mexico.

Plainfield

The Plainfield property is an office/laboratory property located at 1501 North Division Street, Plainfield, Illinois, part of the Chicago, Illinois regional market. The property was constructed between 1958 and 1991, consisting of two office buildings and a laboratory, and has a weighted average age of 27 years as of the acquisition date. The property is located in Will County, approximately 35 miles southwest of Chicago. The property is located approximately three miles from Interstate 55 and is 10 miles and 12 miles from Interstates 80 and 88, respectively.

The Plainfield property is leased in its entirety to Chicago Bridge & Iron Company (Delaware) (“Chicago Bridge & Iron”), under a triple-net lease. Chicago Bridge & Iron utilizes the property as the home office for its intellectual personnel, with the bulk of its engineers located at the property. Chicago Bridge & Iron N.V., the parent company of Chicago Bridge & Iron, is the guarantor of the Chicago

Bridge & Iron lease. Chicago Bridge & Iron N.V. is a publicly-traded corporation listed on the New York Stock Exchange, and is one of the world’s largest engineering, procurement and construction companies, with approximately 18,000 employees worldwide. Chicago Bridge & Iron N.V. has over 80 locations around the world, over 70 proprietary licensed technologies and over 1,500 patents and patent applications.

Acquisition Indebtedness

In conjunction with the acquisition of our properties, we have assumed and engaged in various types and amounts of debt. For a more detailed description of our debt, see Note 4, Debt, in the notes to the financial statements contained in this report. A summary of our secured promissory notes as of December 31, 2010 is as follows:

	Carrying value as of:
Encumbered Property	December 31, 2010	December 31, 2009		Stated Interest Rate (1)	Maturity Date
Renfro Property	$13,030,000	$13,000,000	(2)	5.75%	June 2013
Plainfield Property	20,796,437	21,041,558		6.65%	November 2017
Will Partners Property	16,900,000	-		5.75%	June 2013
Emporia Partners Property	5,332,794	-		5.88%	September 2023
ITT Property	5,070,000	-		5.75%	June 2013
Quad/Graphics Property	7,871,500	-		6.50%	June 2011

Total	$69,000,731	$34,041,558

(1) Represents the stated interest rate in place as of December 31, 2010.

(2) The debt associated with the Renfro Property was refinanced on November 22, 2010 in connection with an amendment to our credit agreement with KeyBank National Association. (See Note 4, Debt, to the consolidated financial statements.)

The following table presents the future principal payment requirements on outstanding secured promissory notes at December 31, 2010:

2011	$8,413,369
2012	572,403
2013	35,614,600
2014	654,737
2015 and thereafter	23,745,622

Total payments	$69,000,731

The weighted average interest rate of our fixed rate debt as of December 31, 2010 was approximately 6.50%.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	(REMOVED AND RESERVED )

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 22, 2011, we had approximately $24.83 million in shares of common stock outstanding, including $0.25 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 676 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans (as defined below) subject to the annual reporting requirements of ERISA and Account (as defined below) trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. Until 18 months after the completion of any subsequent offerings of our shares (excluding offerings under our distribution reinvestment plan), we intend to use the offering price of shares in our most recent offering as the per share net asset value (unless we have made a special distribution to stockholders of net sales proceeds from the sale of one or more properties prior to the date of determination of net asset value, in which case we will use the offering price less the per share amount of the special distribution). Beginning 18 months after the completion of the last offering of our shares, our board of directors will determine the value of the properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole.

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

Distributions

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, as of December 31, 2010, we satisfied the REIT requirements and distributed all of our taxable income.

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

Distributions for a given month are paid approximately 15 days after month-end and are paid from proceeds raised from our private offering of our shares and from our Public Offering and operating cash flow generated from our properties. The following table shows the distributions we have declared and paid through December 31, 2010:

Quarter	Total Distributions Declared and Paid to Limited Partners		Total Distributions Declared and Paid to Stockholders (1)		Distributions Declared per Common Share (2)	Annualized Percentage Return
2nd Quarter 2009	$44,827		$17,120	(3)	$0.10	6.75%
3rd Quarter 2009	$343,677		$34,961		$0.17	6.75%
4th Quarter 2009	$343,677		$40,752		$0.17	6.75%
1st Quarter 2010	$336,205		$54,021		$0.17	6.75%
2nd Quarter 2010	$380,538		$122,559		$0.17	6.75%
3rd Quarter 2010	$519,755	(4)	$184,428		$0.17	6.75%
4th Quarter 2010	$539,038		$259,482		$0.17	6.75%
1st Quarter 2011	N/A		N/A		$0.17	6.75%

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.

(3)	Distributions began on June 15, 2009, for the period from May 6, 2009, the date we satisfied the minimum offering requirements, through May 31, 2009.

(4)	Amount includes $0.02 million paid to our advisor for 2009 and 2010 distributions.

Securities Authorized for Issuance under Equity Compensation Plans

On February 12, 2009, our board of directors adopted our Employee and Director Long-Term Incentive Plan (the “Plan”) in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our advisor and its affiliate entities that provide services to us and certain consultants who provide significant services to us.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. The term of the Plan is ten years. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2010.

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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	–	–	184,534

Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	–	–	184,534

* The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2010, we had 1,845,339 outstanding shares of common stock, including shares issued pursuant to the distribution investment plan.

Use of Proceeds from Registered Securities

We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. During the year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933. Our equity raise as of December 31, 2010 resulted in the following:

Common shares issued in our Public Offering	1,580,039
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	17,320
Gross Public Offering proceeds	$15,771,208
Gross Public Offering proceeds from shares issued pursuant to the distribution reinvestment plan	$164,549
Selling commissions and dealer manager fees paid	$1,550,875
Reimbursement to our advisor of O&O costs paid	$190,694
Reimbursement to our advisor of O&O costs deferred	$85,812
Net Public Offering proceeds	$14,108,376

The remainder of the net proceeds was used to fund property acquisitions of approximately $54.32 million, general operating expenses and shareholder distributions. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on the use of proceeds.)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Redemption Program

As noted in Note 8, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus dated November 6, 2009, as supplemented from time to time, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of December 31, 2010, the maximum amount that may yet be redeemed under our publicly announced program was $0.17 million. As of December 31, 2010, there were no share redemption requests. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the year ended December 31, 2010, we redeemed shares as follows:

For the Quarter Ended	Total Number of Shares Redeemed as Part of Publicly Announced Plans	Average Price Paid per Share	Cumulative Number of Shares Redeemed as Part of Publicly Announced Plans
March 31, 2010	-	N/A	-
June 30, 2010	0	N/A	0
September 30, 2010	0	N/A	0
December 31, 2010	0	N/A	0

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	For the Year Ended December 31,
	2010	2009	2008
Operating Data
Total revenue	$7,269,741	$2,732,577	$–
Net loss	(3,809,088)	(2,235,586)	–
Net loss per share, basic and diluted	(1.08)	(1.79)	–
Distributions declared per common share	0.68	0.44	–

Balance Sheet Data
Total real estate, net	$103,033,549	$53,486,605	$–
Total assets	110,141,076	55,294,930	201,000
Total debt	69,000,731	34,041,558	–
Total liabilities	72,996,263	37,016,005	–
Redeemable noncontrolling interests	4,886,686	–	–
Redeemable common stock	170,810	8,994	–
Stockholders’ equity	13,509,517	591,183	1,000
Total equity	32,087,317	18,269,931	201,000

Other Data
Net cash (used in) provided by operating activities	$(824,774)	$58,498	$–
Net cash used in investing activities	(38,754,607)	–	–
Net cash provided by financing activities	40,828,181	127,774	–

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc. We deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which we did not satisfy as of December 31, 2009. As of December 31, 2010, we satisfied these non-financial requirements.

We have no paid employees and are externally advised and managed by an affiliate, The GC Net Lease REIT Advisor, LLC, who is our advisor. Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property

Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P. We expect to own all of our properties directly or indirectly through our operating partnership or similar entities.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was initially paid on June 15, 2009.

We terminated our private offering on November 6, 2009, having raised approximately $2.36 million through the issuance of 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of December 31, 2010, we had issued 1,597,359 total shares of our common stock for gross proceeds of approximately $15.94 million in our Public Offering, of which 17,320 shares, or $0.17 million, was issued pursuant to the distribution reinvestment plan.

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate - Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes-deferred tax assets and related valuation allowance, REIT qualification; and Loss Contingencies

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial statements.

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. These new accounting provisions became effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of ASC 810-10 did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of December 31, 2010, we did not have any investments, or other variable interests, in entities that were determined to be VIEs.

Results of Operations

Overview

Prior to January 1, 2009, we did not own any properties and there were no operations. As of December 31, 2009, we owned two properties, which were contributed on June 18, 2009. During 2010 we acquired four additional properties, which resulted in a portfolio of six properties at December 31, 2010. Therefore, our results of operations for the year ended December 31, 2010 are not directly comparable to those for the year ended December 31, 2009 and are not indicative of those expected in the future periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as a result of acquisitions made during the year ended December 31, 2010 being owned for an entire period and anticipated future acquisitions of real estate assets.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table provides summary information about our results of operations for the year ended December 31, 2010 and 2009:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2010	2009

Rental income	$6,509,724	$2,507,487	$4,002,237	160%
Property tax recovery	$755,370	$213,878	$541,492	253%
Asset management fees	$560,141	$219,674	$340,467	155%
Property management fees	$188,793	$68,442	$120,351	176%
Property tax expense	$755,370	$213,878	$541,492	253%
Acquisition fees and expenses	$2,103,134	$1,637,592	$465,542	28%
General and administrative expenses	$1,359,686	$683,769	$675,917	99%
Depreciation and amortization	$2,941,676	$920,919	$2,020,757	219%
Interest expense	$3,170,029	$1,223,889	$1,946,140	159%

Rental Income

Rental income for the year ended December 31, 2010 is comprised of rental income of $6.10 million and adjustments to straight-line contractual rent of $0.47 million, less in-place lease valuation amortization of $0.06 million. In the current period, rental income increased by $4.0 million compared to the year ended December 31, 2009 as a result of (1) $1.81 million in rental income related to the additional real estate acquired during the year ended December 31, 2010, and (2) a $2.19 million increase in rental income related to the Plainfield and Renfro properties resulting from 12 months of revenue recognition in 2010 compared to six months in 2009. Also included as a component of revenue is the recovery of property taxes, which increased by $0.54 million compared to the year ended December 31, 2009 as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as a result of our acquisitions during the year ended December 31, 2010 and as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2010 and 2009 totaled $1.50 million and $0.50 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase from the year ended December 31, 2009 of $1.0 million is a result of (1) $0.21 million in property and asset management fees and $0.37 million in property taxes for the real estate acquired during the year ended December 31, 2010, and (2) a $0.25 million increase in property and asset management fees and a $0.17 million increase in property tax expense as a full year of activity was captured for Plainfield and Renfro compared to the six months of activity in 2009. We expect property operating expenses to increase in future periods as a result of our acquisitions during the year ended December 31, 2010, and as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses due to our advisor for the year ended December 31, 2010 increased by $0.47 million compared to the year ended December 31, 2009 and consisted of the following:

Property	Date Acquired	Acquisition fees/expenses due Advisor	Acquisition expenses incurred by REIT	Total
Will Partners	6/4/2010	$789,158	$167,030	$956,188
Emporia Partners	8/27/2010	250,686	116,306	366,992
ITT	9/23/2010	234,000	37,288	271,288
Quad/Graphics	12/30/2010	355,500	153,166	508,666

Total		$1,629,344	$473,790	$2,103,134

We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 increased by $0.68 million compared to the same period in the prior year due to (1) increased operating activity in the current year and (2) the year ended December 31, 2009 contained activity from the date we broke escrow, or May 6, 2009, compared to 12 months in the current period. General and administrative expenses for the year ended December 31, 2010 consisted mostly of professional fees, including accounting and legal costs of $0.78 million, directors’ and officers’ insurance of $0.26 million, board of directors fees of $0.09 million, as well as other expenses totaling $0.24 million, consisting mostly of office expenses such as allocated personnel costs and rent incurred by our advisor ($0.09 million in total), transfer agent fees (approximately $0.05 million), and non-financing closing costs related to the refinancing of the Renfro property debt ($0.03 million). Further, organizational costs were reduced (a reduction of $0.08 million) to the extent the amount of organizational costs incurred exceeded 15% of the total equity raised in our Public Offering, as discussed in our amended and restated advisory agreement and in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs is reflected as a reduction of the “Due to Affiliates” balance in the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2010 consisted of depreciation of building and building improvements of our properties of $1.88 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $1.06 million. The increase of $2.02 million as compared to the year ended December 31, 2009 is a result of (1) $0.74 million in depreciation and amortization for the real estate acquired during the year ended December 31, 2010, and (2) a $1.28 million increase related to the Renfro and Plainfield properties for 12 months of activity in the current period compared to six months of activity in 2009. We expect depreciation and amortization expense to increase in future periods as a result of our acquisitions during the year ended December 31, 2010, and as we acquire additional properties.

Interest Expense

Interest expense for the year ended December 31, 2010 increased by $1.95 million compared to the year ended December 31, 2009. The increase is due primarily to: (1) a $0.92 million increase related to the Renfro and Plainfield properties for the 12 months of activity in the current period compared to six months of interest expense for the year ended December 31, 2009; (2) $0.11 million in interest expense related to the assumption of the Emporia Partners property debt in conjunction with the contribution on August 27, 2010; and (3) $0.74 million in interest expense related to the origination of the Credit Facility and the short-term bridge facility, as discussed in Note 4, Debt, to the consolidated financial statements. Interest expense for the year ended December 31, 2010 also includes the amortization of deferred financing costs of $0.16 million whereas during the year ended December 31, 2009, there were no deferred financing costs, and $0.02 million related to an interest rate cap pursuant to debt covenant requirements of the Credit Facility. We expect interest expense to increase in future periods as a result of the acquisitions made during the year ended December 31, 2010 and as we acquire additional real estate and assume any related debt.

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

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank National Association, which provided our operating partnership with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Our operating partnership made an initial draw of $16.9 million to facilitate the acquisition of the Will Partners property and a subsequent draw of $5.07 million to finance the ITT property acquisition.

On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility is now $35 million.

On December 30, 2010, we, through our operating partnership, entered into a Bridge Loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.87 million used as a source to fund the acquisition of the Quad/Graphics property. The terms of the Bridge Loan require payments made throughout the month equal to the net equity raised in our Public Offering, subject to a monthly minimum amount of approximately $1.33 million.

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

Short-Term Liquidity and Capital Resources

We expect we will meet our short-term operating liquidity requirements from advances from our advisor and its affiliates, proceeds received in our Public Offering and operating cash flows generated from our properties and other properties we acquire in the future. Any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our amended and restated advisory agreement provides that expenses advanced to us by our advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with our Public Offering (excluding sales commissions and dealer manager fees) were initially paid by our advisor and will be reimbursed by us, up to 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs. The offering and organizational costs (including sales commissions and dealer manager fees) may not exceed 15% of gross offering proceeds of the Primary Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which our Public Offering terminates or is completed, the advisor must reimburse us for any excess amounts. As of December 31, 2010, we incurred organizational and offering costs, in excess of the 15% limitation. Therefore, if we terminated our Public Offering on December 31, 2010, the probability that we would be liable to our advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result we generated a receivable due from our advisor of $0.28 million (after deducting $0.64 million in unreimbursed amounts previously advanced by our advisor), which was recorded as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets. No payment is required until 60 days following the completion or termination of our Public Offering in accordance with the amended and restated advisory agreement. We will continue to monitor both the 3.5% and 15% limitations and expect the receivable to decrease as we raise additional offering proceeds and, as a result, become liable once again for organizational and offering costs advanced by our advisor. Operating cash flows are expected to increase as properties are added to our portfolio.

The line of credit associated with the Renfro property had an initial term of one year but was extended until July 29, 2010 with an automatic option to extend it further to January 29, 2011. On July 29, 2010, we exercised the automatic second extension and extended the term to January 29, 2011. On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility is now $35 million.

Our cash and cash equivalent balances increased $1.25 million during the year ended December 31, 2010 and were used in or provided by the following:

Operating Activities. During the year ended December 31, 2010, we used $0.82 million of cash from operating activities, compared to $0.06 million generated during the year ended December 31, 2009. The use of cash in operations increased in 2010 primarily due to the increase in the net loss from $2.24 million for the year ended December 31, 2009 to $3.81 million for the year ended December 31, 2010. The net loss in the current period is offset by non-cash adjustments of $2.69 million (consisting of depreciation and amortization of $3.16 million less deferred rent of $0.47 million) and cash provided by working capital of $0.29 million. Cash from working capital during the prior year was $1.31 million higher as a result of the timing of payables.

Investing Activities. During the year ended December 31, 2010, we used $38.75 million in cash for investing activities, specifically for the acquisition of the Will Partners, Emporia Partners, ITT and Quad/Graphics properties. This resulted in an increase from the year ended December 31, 2009 when no cash was used in the Renfro and Plainfield contributions. Additionally, we funded $0.45 million for tenant improvements mainly from reserve proceeds held by lenders, which were assumed by us in conjunction with the contribution of the Plainfield and Renfro properties, compared to $3.16 million funded during the year ended December 31, 2009.

Financing Activities. During the year ended December 31, 2010, we generated $40.83 million from financing activities as compared to $0.13 million during the year ended December 31, 2009. The net increase is a result of (1) $42.87 million in combined proceeds from the Credit Facility and the Bridge Loan and an increase of $13.60 million in the issuance of common stock (which includes an increase in gross offering proceeds of $13.22 million, a decrease in the discount on common stock of $0.1 million and a decrease in incurred offering costs of $0.28 million compared to the year ended December 31, 2009); and (2) a $12.91 million payoff of the Renfro property debt; a $0.31 million increase in loan amortization compared to the year ended December 31, 2009 due to an increase in debt and due to a full year of amortization of the Renfro and Plainfield loans and the amortization of the Emporia Partners mortgage from the contribution date; a $1.12 million increase in amortization of deferred financing costs compared to the year ended December 31, 2009 when there were no deferred financing costs; and a $1.43 million increase in distribution payments.

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

We made our first distribution on June 15, 2009 to investors of record on May 31, 2009. We achieved our minimum escrow requirement on May 6, 2009; therefore, our first monthly distribution was for a partial month. Since June 15, 2009, we funded distributions with operating cash flow from our properties and offering proceeds raised in our private offering and our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

The following table shows total distributions paid for the four quarters of 2010:

	December 31, 2010			September 30, 2010			June 30, 2010			March 31, 2010
Distributions paid in cash- noncontrolling interests	$533,179			$496,645			$343,676			$336,205
Distributions paid in cash- common stockholders	162,080			123,391			80,337			39,433
Distributions reinvested (shares issued)	79,788			48,124			26,890			7,014

Total distributions	$775,047	(1)		$668,160			$450,903			$382,652

Source of distributions:

Cash flows provided by (used in) operations	$276,853	(2 36	) %	$(96,454)	(2 (14	) %)	$(517,377)	(2 (115	) %)	$(487,796)	(2 (128	) %)
Proceeds from issuance of common stock	418,406	54%		716,490	107%		941,390	209%		863,434	226%
Distributions reinvested (shares purchased)	79,788	10%		48,124	7%		26,890	6%		7,014	2%

Total sources	$775,047	100%		$668,160	100%		$450,903	100%		$382,652	100%

(1)	Total distributions declared but not paid as of December 31, 2010 for noncontrolling interests (including our advisor), and common stockholders were $0.18 million and $0.07 million, respectively.

(2)

Percentages were calculated by dividing the respective source amount by the total sources of distributions. Sources appearing as negative amounts represent instances in which cash flows were used in, rather than provided by, operations. Accordingly, percentages calculated on these amounts also appear as negative numbers.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Investment Program Association, (“IPA”), issued Practice Guideline 2010-01 (the IPA MFFO Guideline) on November 2, 2010, which extended financial measures to include Modified Funds from Operations (“MFFO”). We adopted the IPA MFFO Guideline commencing with this annual report. Management believes that MFFO is a beneficial indicator of on-going portfolio performance and our ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, the amortization of in-place lease valuations and the amortization of financing costs. FFO is further adjusted for certain non-operating cash items such as acquisitions fees and expenses.

By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight line rent, amortization of in-place lease valuation and amortization of financing costs. These items are GAAP non-cash adjustments and are included in historical earnings. These items are added back to FFO as a means of determining operating results of our portfolio.

•

Acquisition-related costs. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. In accordance with GAAP, as of January 1, 2009, acquisition related transaction costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. These costs have been and will continue to be funded with cash proceeds from our primary offering.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio. However, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities. The material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. FFO or MFFO should not be considered as an alternative to net income (loss), or an indication of our liquidity, and each should be reviewed in connection with GAAP measurements.

Neither the SEC, NAREIT, nor any other applicable regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Net Loss	$(3,809,088)	$(2,235,586)
Adjustments:
Depreciation of building and improvements	1,884,394	569,346
Amortization of intangible assets	1,057,282	351,573

Funds from Operations (FFO)	$(867,412)	$(1,314,667)

Reconciliation of FFO to Modified Funds From Operations (MFFO)
Funds From Operations	$(867,412)	$(1,314,667)
Adjustments:
Acquisition Fees and Expenses	2,103,134	1,637,592
Revenues in excess of cash received (straight-line rents)	(465,225)	(206,770)
Revenues in excess of cash received (amortization of above/below market rent)	61,604	(19,313)
Amortization of financing costs	156,099	-

MFFO	$988,200	$96,842

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2010:

	Payments Due During the Years Ending December 31,
	Total	2011	2012-2013		2014-2015	Thereafter
Outstanding debt obligations (1)
Plainfield	$20,796,437	$262,170	$576,048		$663,217	$19,295,002
Credit Facility	35,000,000	-	35,000,000	(4)	-	-
Emporia Partners	5,332,794	279,699	610,955		689,026	3,753,114
Bridge Loan (2)	7,871,500	7,871,500	-		-	-

Total outstanding debt	69,000,731	8,413,369	36,187,003		1,352,243	23,048,116

Interest on outstanding debt obligations (3)
Plainfield	$9,115,748	$1,392,598	$2,733,192		$2,645,524	$2,344,434
Credit Facility	5,098,333	2,040,451	3,057,882		-	-
Emporia Partners	2,321,857	308,926	566,035		487,568	959,328
Bridge Loan	145,666	145,666	-		-	-

Total interest	16,681,604	3,887,641	6,357,109		3,133,092	3,303,762

Total	$85,682,335	$12,301,010	$42,544,112		$4,485,335	$26,351,878

(1)	Amounts include principal payments only.
(2)	The Bridge Loan was used to finance the Quad/Graphics property acquisition and is due on June 30, 2011.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2010.
(4)	$16.9 million of the Credit Facility was used to finance the Will Partners property acquisition; an additional $5.07 million of the Credit Facility was used to finance the ITT property acquisition; and an additional $13.03 million of the Credit Facility was used to refinance the Renfro property debt. The total Credit Facility is $35 million.

Subsequent Events

See Note 10, Subsequent Events, to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of December 31, 2009, our debt consisted of two mortgage loans and a line of credit totaling $34.04 million (the Renfro and Plainfield combined debt). As of December 31, 2010, our debt consisted of the Plainfield mortgage loan, along with an additional mortgage loan of $5.33 million that we assumed in connection with the Emporia Partners property, a $35.0 million draw from the Credit Facility, and $7.87 million from the Bridge Loan.

Emporia Partners Debt

In conjunction with the contribution of the Emporia Partners property, we assumed $5.42 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Credit Facility

On June 4, 2010, we obtained approximately $16.9 million in debt to finance our acquisition of the Will Partners property pursuant to the Credit Facility. On September 23, 2010, we further obtained $5.07 million in debt from the Credit Facility to finance our acquisition of the ITT property. On November 22, 2010, we increased the total amount of the Credit Facility, upon which we drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on the Credit Facility would still apply.

Bridge Loan

On December 30, 2010, we obtained approximately $7.87 million in debt to help fund the acquisition of the Quad/Graphics property pursuant to the Bridge Loan. In connection with the Bridge Loan, we also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan is paid in full, the Quad/Graphics property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the Quad/Graphics property may be refinanced pursuant to the terms of the Credit Facility. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on Bridge Loan would still apply.

Renfro and Plainfield Debt

In conjunction with the contribution of the properties on June 18, 2009 we assumed certain debt. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Renfro and Plainfield debt that was assumed in the prior period and the payoff of the Renfro debt in the current period. As the Plainfield debt is fixed rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our president and chief financial officer, evaluated, as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption provided by the SEC that permits non-accelerated filers to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2011 Proxy Statement. Only those sections of the 2011 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167
3.2	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)
10.1	First Amended and Restated Limited Partnership Agreement of The GC Net Lease REIT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167
10.2	The GC Net Lease REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167
10.3	The GC Net Lease REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)
10.4	Tax Protection Agreement by and among The GC Net Lease REIT, Inc., The GC Net Lease REIT Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167
10.5	Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167
10.6	Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167
10.7	Amendment to Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167
10.8	Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167
10.9	Amendment to Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167
10.10	Contribution Agreement for Renfro Property, incorporated by reference to Exhibit 10.11 to Pre- Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on September 25, 2009, Commission File No. 333-159167

Exhibit No.	Description

10.11	Contribution Agreement for Plainfield Property, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, filed on September 25, 2009, Commission File No. 333-159167
10.12	Fixed Rate Note for Plainfield Property, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2010, Commission File No. 333-159167
10.13	Contribution Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.14	Amended and Restated Lease for Will Partners Property dated April 26, 2000, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.15	First Amendment to Amended and Restated Lease for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.16	Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.17	Credit Agreement for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.18	Guaranty for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167
10.19	Contribution Agreement for Emporia Partners Property dated August 27, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.20	Tax Protection Agreement for Emporia Partners Property dated August 27, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.21	Lease for Emporia Partners Property dated January 3, 2001, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.22	Amended and Restated Limited Liability Company Agreement for Emporia Partners dated August 11, 2003, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement for Emporia Partners dated August 27, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.24	Fixed Rate Note for Emporia Partners Property dated August 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.25	Guaranty Agreement for Emporia Partners Property dated August 27, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2010, Commission File No. 333-159167
10.26	Purchase and Sale Agreement for ITT Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167

Exhibit No.	Description

10.27	Net Commercial Lease between Panattoni/Phelan-Roxford and ITT Educational Services, Inc. dated August 3, 1995, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167
10.28	Second Amendment to Lease between Panattoni/Phelan-Sylmar Joint Venture and ITT Educational Services, Inc. dated August 27, 2007, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2010, Commission File No. 333-159167
10.29	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2010, Commission File No. 333-159167
10.30	First Amendment to Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2010, Commission File No. 333-159167
10.31	Purchase and Sale Agreement by and between One Directory Place LLC and The GC Net Lease (Loveland) Investors, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
10.32	Lease between One Directory Place LLC and Directory Printing Company, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
10.33	First Amendment to Lease between One Directory Place LLC and Quebecor Printing Loveland, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
10.34	Second Amendment to Lease between One Directory Place LLC and Quebecor World Loveland, Inc., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
10.35	Third Amendment to Lease between One Directory Place LLC and World Color (USA), LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
10.36	Lease Memorandum, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167
21.1	Subsidiaries of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 21.1 to Post- Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on April 8, 2010, Commission File No. 333-159167
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 24, 2011.

THE GC NET LEASE REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	President and Director	March 24, 2011
Kevin A. Shields	(Principal Executive Officer)

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer	March 24, 2011
Joseph E. Miller	(Principal Financial and Accounting Officer)

/s/ Gregory M. Cazel	Independent Director	March 24, 2011
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 24, 2011
Timothy J. Rohner

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The GC Net Lease REIT, Inc.:

We have audited the accompanying consolidated balance sheets of The GC Net Lease REIT, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GC Net Lease REIT, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 24, 2011

CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,636,072	$387,272
Restricted cash	1,658,070	655,670
Real estate:
Land	11,703,796	5,108,916
Building and improvements	77,096,442	41,009,335
Tenant origination and absorption cost	18,095,906	8,289,273

Total real estate	106,896,144	54,407,524
Less: accumulated depreciation and amortization	(3,862,595)	(920,919)

Total real estate, net	103,033,549	53,486,605
Above market leases, net	1,725,856	101,591
Deferred rent	671,995	206,770
Deferred financing costs, net	967,051	-
Other assets	448,483	457,022

Total assets	$110,141,076	$55,294,930

LIABILITIES AND EQUITY
Mortgage payable	26,129,231	34,041,558
Credit Facility	35,000,000	-
Bridge Loan	7,871,500	-
Restricted reserves	538,741	208,333
Accounts payable and other liabilities	857,322	1,033,745
Distributions payable	248,092	128,824
Due to affiliates, net	1,480,570	1,022,526
Below market leases, net	870,807	581,019

Total liabilities	72,996,263	37,016,005

Commitments and contingencies (Note 8)

Noncontrolling interests subject to redemption, 531,000 and no units eligible towards redemption as of December 31, 2010 and December 31, 2009, respectively	4,886,686	-

Common stock subject to redemption	170,810	8,994
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2010 and December 31, 2009	-	-

Common Stock, $0.001 par value; 700,000,000 shares authorized; 1,845,339 and 252,319 shares outstanding, as of December 31, 2010 and December 31, 2009, respectively	18,438	2,523
Additional paid-in capital	15,441,289	928,009
Cumulative distributions	(713,332)	(92,834)
Accumulated deficit	(1,236,878)	(246,515)

Total stockholders’ equity	13,509,517	591,183
Noncontrolling interests	18,577,800	17,678,748

Total equity	32,087,317	18,269,931

Total liabilities and equity	$110,141,076	$55,294,930

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenues:
Rental income	$6,509,724	$2,507,487
Property tax recovery	755,370	213,878
Interest income	4,647	11,212

Total revenue	7,269,741	2,732,577

Expenses:
Asset management fees to affiliates	560,141	219,674
Property management fees to affiliates	188,793	68,442
Property tax expense	755,370	213,878
Acquisition fees and expenses	2,103,134	1,637,592
General and administrative expenses	1,359,686	683,769
Depreciation and amortization	2,941,676	920,919
Interest expense	3,170,029	1,223,889

Total expenses	11,078,829	4,968,163

Net loss	(3,809,088)	(2,235,586)

Net loss attributable to noncontrolling interests	(2,818,725)	(1,989,071)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(990,363)	$(246,515)

Net loss per share, basic and diluted	$(1.08)	$(1.79)

Weighted average number of common shares outstanding, basic and diluted	919,833	137,598

Distributions declared per common share	$0.68	$0.44

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Cumulative	Accumulated	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Distributions	Deficit	Equity	Interests	Equity
Balance, December 31, 2008	100	$1	$999	$-	$-	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	252,219	2,522	2,519,665	-	-	2,522,187	-	2,522,187
Discount on issuance of common stock	-	-	(121,987)	-	-	(121,987)	-	(121,987)
Offering costs	-	-	(1,470,668)	-	-	(1,470,668)	-	(1,470,668)
Distributions	-	-	-	(83,840)	-	(83,840)	-	(83,840)
Issuance of shares for distribution reinvestment plan	947	9	8,985	(8,994)	-	-	-	-
Additions to common stock subject to redemption	(947)	(9)	(8,985)	-	-	(8,994)	-	(8,994)
Contribution of noncontrolling interests	-	-	-	-	-	-	20,200,000	20,200,000
Distributions for noncontrolling interests	-	-	-	-	-	-	(732,181)	(732,181)
Net loss	-	-	-	-	(246,515)	(246,515)	(1,989,071)	(2,235,586)

Balance, December 31, 2009	252,319	2,523	928,009	(92,834)	(246,515)	591,183	17,678,748	18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	-	-	15,742,844	-	15,742,844
Discount on issuance of common stock	-	-	(21,635)	-	-	(21,635)	-	(21,635)
Offering costs	-	-	(1,192,014)	-	-	(1,192,014)	-	(1,192,014)
Distributions	-	-	-	(458,682)	-	(458,682)	-	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	-	-	-	-
Additions to common stock subject to redemption	947	9	(161,825)	-	-	(161,816)	-	(161,816)
Contribution of noncontrolling interests	-	-	-	-	-	-	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	-	-	-	-	-	-	(1,568,275)	(1,568,275)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(207,262)	(207,262)
Net loss	-	-	-	-	(990,363)	(990,363)	(2,818,725)	(3,809,088)

Balance, December 31, 2010	1,845,339	$18,438	$15,441,289	$(713,332)	$(1,236,878)	$13,509,517	$18,577,800	$32,087,317

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Operating Activities:
Net loss	$(3,809,088)	$(2,235,586)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation of building and building improvements	1,884,394	569,346
Amortization of intangible assets	1,057,282	351,573
Amortization of above and below market leases	61,604	(19,314)
Amortization of deferring financing costs	156,099	-
Deferred rent	(465,225)	(206,770)
Change in operating assets and liabilities:
Other assets	8,539	(457,022)
Accounts payable and other liabilities	(176,423)	1,033,745
Due to affiliates	458,044	1,022,526

Net cash (used in) provided by operating activities	(824,774)	58,498

Investing Activities:
Acquisition of properties, including reserves	(38,754,607)	-
Tenant improvements	(452,615)	3,159,445
Tenant improvements funded from restricted cash reserves	452,615	(3,159,445)

Net cash used in investing activities	(38,754,607)	-

Financing Activities:

Proceeds from borrowings	42,871,500	-
Principal payoff of secured indebtedness	(12,911,990)	-
Principal amortization payments on secured indebtedness	(422,423)	(114,561)
Deferred financing costs	(1,123,150)	-
Issuance of common stock, net	14,529,195	929,532
Distributions to noncontrolling interests	(1,709,708)	(616,377)
Distributions to common stockholders	(405,243)	(70,820)

Net cash provided by financing activities	40,828,181	127,774

Net increase in cash and cash equivalents	1,248,800	186,272
Cash and cash equivalents at the beginning of the period	387,272	201,000

Cash and cash equivalents at the end of the period	$1,636,072	$387,272

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,847,765	$1,030,521
Contribution of real estate assets by affiliates	$10,380,000	$50,749,336
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- assumed upon contribution of real estate assets by affiliates	$646,096	$3,606,782
Restricted cash- ongoing improvement reserve paid by tenant	$152,515	$208,333
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$5,422,086	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$10,380,000	$20,200,000
Distributions payable to noncontrolling interests	$181,633	$115,804
Distributions payable to common stockholders	$66,459	$13,020
Common stock issued pursuant to the distribution reinvestment plan	$161,816	$8,994

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company deferred the election to be taxed as a REIT until December 31, 2010 to ensure that certain non-financial requirements were satisfied, which the Company did not satisfy as of December 31, 2009. As of December 31, 2010, the Company satisfied these non-financial requirements. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering (as defined below). The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”) was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its amended and restated advisory agreement for the Public Offering, as amended. On November 9, 2010, the Company entered into its second amended and restated advisory agreement for the Public Offering (the “Second Amended and Restated Advisory Agreement”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement. The officers of the Advisor are also officers of the Sponsor. The advisory agreement has a one-year term and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of December 31, 2010 and December 31, 2009, the Company had 1,845,339 and 252,319 shares outstanding, respectively. As of December 31, 2010 and December 31, 2009, the Company had $170,810 and $8,994 in shares classified as common stock subject to redemption. (See Note 7, Share Redemption Program).

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

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received by the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2010, the Company owns approximately 37% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of four properties to the Company, certain affiliates of the Sponsor, including the Company’s President and Chairman, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, own approximately 52% of the limited partnership units of the Operating Partnership. The remaining approximately 11% of the limited partnership units are owned by third parties. Prior to January 1, 2009 the Company did not own any properties and, therefore, during the year ended December 31, 2008 there were no operations. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2010 and December 31, 2009.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2010 and December 31, 2009.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements. As of December 31, 2010 and December 31, 2009, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $1.66 million and $0.66 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination, and therefore, are expensed as incurred.

Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration extension options for below-market leases. In addition, renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

December 31, 2010

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

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant origination and absorption cost	Remaining contractual lease term
In-place lease valuation	Remaining contractual lease term with consideration as to extension options for below-market leases

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. There were no impairment indicators present at December 31, 2010 that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

During the years ended December 31, 2010 and 2009, the Company recognized deferred rent from tenants of $0.47 million and $0.21 million, respectively. As of December 31, 2010 and 2009, the cumulative deferred rent balance was $0.67 million and $0.21 million, respectively, and is included in deferred rent on the consolidated balance sheets.

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company reconciles the estimated real estate tax reimbursement to the actual amount incurred and adjusts the property tax recovery to reflect the actual amount incurred.

Organizational and Offering Costs

Organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Private Offering and the Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

The initial advisory agreement required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the Second Amended and Restated Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Second Amended and Restated Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance, but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings.

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred as follows:

	Year Ended December 31,
	2010	2009
Cumulative offering costs- Private and Public Offerings	$3,507,244	$1,470,668

Cumulative organizational costs- Private and Public Offerings	$341,455	$322,146

Due to/(from) Advisor (included in “Due to Affiliates”)- see discussion below	$(276,632)	$812,802

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

As of December 31, 2010, the Company incurred organizational and offering costs related to its Public Offering of approximately $3.29 million, which exceeds the 15% of gross proceeds limitation pursuant to the Second Amended and Restated Advisory Agreement. Therefore, if the Company terminated its Public Offering on December 31, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, is remote. As a result, the Company generated a receivable due from the Advisor of $0.28 million (after deducting $0.64 million in unreimbursed amounts previously advanced by the Advisor), which is reflected as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets. No payment is required until 60 days following the completion or termination of the offering in accordance with the Second Amended and Restated Advisory Agreement. The Company continues to monitor both the 3.5% and 15% limitations and expects the receivable to decrease as the Company raises additional offering proceeds. (See Note 6, Related Party Transactions.)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized as interest expense over the terms of the respective financing agreements. As of December 31, 2010, the Company’s deferred financing costs, net of amortization, were $0.97 million. There were no deferred financing costs as of December 31, 2009.

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests in the accompanying consolidated balance sheets.

The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. Net income allocated to noncontrolling interests is shown as a reduction to net income in calculating net income available to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were classified as temporary equity.

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2010.

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

December 31, 2010

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

Financial instruments as of December 31, 2009, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable. Financial instruments as of December 31, 2010 consisted of the same accounts as well as the Credit Facility and the Bridge Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. As of December 31, 2010, the Company had two interest rate cap agreements in effect for a combined notional amount of $22.20 million. (See Note 4, Debt.) Other than the Plainfield mortgage debt, as discussed in Note 4, Debt, to the consolidated financial statements, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value. The fair value of the Plainfield mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2010 and 2009, the fair value of the Plainfield mortgage debt was $21.8 million and $22.17 million, respectively, compared to the carrying value of $20.8 million and $21.04 million, respectively. As such, the adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current and subsequent years. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2010, the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2010, the Company’s TRS had not commenced operations.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The Company provides for income taxes on all transactions that have been recognized in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires that the Company record a valuation allowance against the net deferred income tax assets associated with the Company’s net operating loss (“NOL”) carryforwards if it is “more likely than not” that the Company will not be able to utilize them to offset future taxable income. For the year ended December 31, 2009, due to the uncertainty surrounding the Company’s ability to generate sufficient future taxable income to realize the NOL, the Company recorded a valuation allowance for the entire amount of the net deferred tax asset. For the year ended December 31, 2010, due to the fact that the Company will elect to be taxed as a REIT, the Company has written off its net deferred tax assets and valuation allowance.

Per Share Data

The Company reports earnings per share attributable for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income by the weighted average number of shares outstanding, including common stock equivalents. As of December 31, 2010, common stock equivalents are anti-dilutive and therefore have no impact on dilutive earnings per share.

The Company made its first distribution on June 15, 2009 to investors of record on May 31, 2009. Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2010 and the period from May 31, 2009 through December 31, 2009. Distributions declared per common share was based on daily declaration and record dates selected by the board of directors of $0.00184932 per day per share on the outstanding shares of common stock.

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

In June 2009, new accounting provisions, ASC 810-10, “Variable Interests and Special Purpose Entities in Consolidated Financial Statements,” were released that eliminate the primarily quantitative model to determine the primary beneficiary of a variable interest entity (“VIE”) and replace it with a qualitative model that focuses on which entities have the power to direct the activities of the VIE as well as the obligation or rights to absorb the VIE’s losses or receive its benefits. The reconsideration of the initial determination of VIE status is still based on the occurrence of certain events. In February 2010, the FASB issued updated guidance in ASC 810, “Consolidation,” which defers the effective date of the consolidation guidance of FASB Statement No. 167 for certain investment funds and money market funds. The update also modifies the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest and clarifies that a quantitative calculation in the evaluation thereof should not be the sole basis for determining the above. As of December 31, 2010, the Company did not have any investments, or other variable interests, in entities that were determined to be VIEs.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

3.	Real Estate

Quad/Graphics

On December 30, 2010, the Company, through the Operating Partnership, acquired an industrial printing facility with a two-story office component located in Loveland, Colorado (“Quad/Graphics property”) from an unaffiliated third party. The Quad/Graphics property is 100% leased to a single tenant, World Color (USA), LLC (“World Color”), on a net lease basis, obligating World Color to all costs and expenses to operate and maintain the property. The lease on the Quad/Graphics property is guaranteed by both World Color Press, Inc. and its parent company Quad/Graphics, Inc. On the acquisition date, the Quad/Graphics lease had a remaining term of approximately 12 years.

The purchase price of the Quad/Graphics property was $11.85 million, which includes the Company’s January rent payment and the prorated share of the December rent payment totaling $0.11 million, respectively, which were paid at closing and recorded as prepaid rent. In addition, the Company funded a deferred maintenance reserve of $0.26 million. The purchase price and related closing fees and expenses were partially financed with $7.87 million in debt from a bridge loan obtained from KeyBank (the “Bridge Loan”), discussed in Note 4, Debt, $4.04 million in cash raised in the Public Offering, and $0.20 million in good faith deposits and was allocated as follows:

Land	$1,949,600
Building and improvements	$8,210,166
Tenant origination and absorption cost	$2,025,570
In-place lease valuation (below market)	$(335,336)

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

The purchase price of the ITT property was $7.8 million, which includes a $0.35 million reserve for maintenance, $0.03 million in a transferred security deposit obligation and the Company’s prorated share of the September rent payment, $0.02 million, that was paid at closing and recorded as prepaid rent. The purchase price and related closing fees and expenses were partially financed with $5.07 million of the Credit Facility discussed in Note 4, Debt, $2.53 million in cash raised in the Public Offering, and $0.20 million in good faith deposits and was allocated as shown in the table below:

Land	$2,877,062
Building and improvements	$3,076,738
Tenant origination and absorption cost	$1,145,162
In-place lease valuation (above market)	$336,263
Deferred maintenance reserve assumed	$350,000

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The contribution value of the Emporia Partners property was approximately $8.36 million and was allocated as shown below. The Company caused the Operating Partnership to issue $2.9 million in limited partnership units with the remainder of the contribution value and the acquisition fees and expenses paid in connection with the contribution using proceeds from the Public Offering and assumption of the related debt as shown in the following table:

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

December 31, 2010

amended, which extended the original termination date five years to February 29, 2020. On the acquisition date the remaining term was approximately 10 years.

The contribution value of the Will Partners property was approximately $26.31 million and was allocated as shown in the table below. The Company caused the Operating Partnership to issue $7.48 million in limited partnership units with the remainder of the contribution value financed with $16.9 million of the Credit Facility discussed in Note 4, Debt approximately $1.75 million in cash raised in the Public Offering, and the Company’s prorated share of the June rent payment, $0.17 million, that was paid at closing and recorded as prepaid rent.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The properties acquired through the contributions of the entity interests of Plainfield Partners, LLC, Renfro Properties, LLC, Will Partners, and Emporia Partners, along with the acquisitions of the ITT and Quad/Graphics properties are heretofore referred to as the “Properties.”

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using a 9.50% discount rate for the Renfro Corp and CB&I leases, a 9.00% discount rate for the Will Partners lease, a 9.76% discount rate for the ITT lease, and a 10.26% discount for the Quad/Graphics lease. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation.

	In-place Lease Valuation	Tenant Origination and Absorption Cost
Annual amortization	$135,577	$1,700,130
5-year amortization	$677,885	$8,500,650
Weighted-average remaining amortization period	9.62 years	10.21 years

Reserves

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	December 31, 2009		Balance upon acquisition/ contribution during the year ended December 31, 2010		Additions	Utilizations	December 31, 2010

Renfro	$447,337	(1)	$-		$-	$(447,337)	$-
Plainfield	208,333	(1)	-		100,000	-	308,333
Will Partners	-		742,366	(1)	52,515	(694,958)	99,923
Emporia Partners	-		776,103	(2)	97,355	(228,366)	645,092
ITT	-		350,000	(3)	-	(5,278)	344,722
Quad/Graphics	-		260,000	(3)	-	-	260,000

Total	$655,670		$2,128,469		$249,870	$(1,375,939)	$1,658,070

(1)	Represents reserves funded by the tenant.

(2)	Balance at December 31, 2010 consists of a replacement reserve of $0.51 million which was funded by the contributing entity and tax and insurance reserves totaling $0.13 million, which were funded by the tenant.

(3)	Represents reserves funded by the Company.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following summarizes the future minimum net rent payments pursuant to the lease terms discussed above as of December 31, 2010:

2011	$9,476,147
2012	9,561,938
2013	9,619,892
2014	9,822,242
Thereafter	63,403,335

Total	$101,883,554

As of December 31, 2010, our six properties, based on rental income, were Plainfield in Plainfield, IL (approximately 24.3%), Will Partners in Monee, IL (approximately 23.3%), Renfro in Clinton, SC (approximately 18.8%), Emporia in Emporia, KS (approximately 13.7%), Quad/Graphics in Loveland, CO (approximately 12.2%), and ITT in Los Angeles, CA (approximately 7.7%). Approximately 47.6% of the Company’s rental income was concentrated in the State of Illinois as of December 31, 2010.

Pro Forma Financial Information (unaudited)

The following condensed unaudited pro forma operating information is presented as if the Properties had been included in operations at the beginning of the prior period:

	For the Year Ended December 31,
	2010	2009
Revenue	$11,107,104	$10,870,437

Net Loss	$(3,465,238)	$(3,813,259)

Net loss attributable to common stockholders	$(900,962)	$(803,454)

Loss per share	$(0.98)	$(1.85)

4.	Debt

In conjunction with the contribution of the Emporia Partners property, the Company assumed the mortgage debt as follows:

Original loan balance	$6.93 million
Assumed loan balance	$5.42 million
Interest rate	5.88% (fixed)
Initial loan term	20 years
Loan Maturity	September 2023

The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying Emporia Partners property, a fixture filing, and an assignment of leases, rents, income and profits. As of December 31, 2010 the balance of the loan was $5.33 million.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association (“KeyBank”), which provided the Company with an initial $25 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest-only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by the Company and is secured by a security agreement on the Operating Partnership’s underlying interest in the Will Partners and ITT properties, a fixture filing, and an assignment of leases, rents, income and profits.

Under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the agreement relating to the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. Prior to November 28, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Operating Partnership made an initial draw of $16.9 million to acquire the Will Partners property and a subsequent draw of $5.07 million to acquire the ITT property. The Operating Partnership elected to have the LIBOR-based rate apply to such loans, which amounted to an initial interest rate of 5.75%. As of December 31, 2010 the LIBOR-based rate was 0.26%. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms.

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants was required beginning with the quarter ended September 30, 2010. With the acquisition and financing of the ITT property, the Company was required to effect an interest rate hedge instrument on September 28, 2010. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge is in place for six months, expiring on April 17, 2011. The Company paid $7,000 for the interest rate cap. On December 28, 2010, the Company executed an additional interest rate cap in connection with the refinancing of the Renfro property debt, for a notional amount of $18.6 million, fixing the index at 2.0%. The second hedge is also in place for six months, expiring on June 30, 2011. The Company paid $10,000 for the second interest rate cap.

On November 22, 2010, the Company, through the Operating Partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which the Company drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The additional debt is subject to the same terms described above. The total amount of funds drawn under the credit facility is now $35 million. As part of the amendment, KeyBank temporarily amended the interest coverage ratio covenant requirement from 1.85 times adjusted earning before interest, taxes, depreciation, and amortization (EBITDA) to 1.80 times for the third and fourth quarters ending September 30, 2010 and December 31, 2010, respectively, and clarified the definition of fixed charge coverage ratio.

On December 30, 2010, the Company, through the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.87 million from KeyBank to help fund the acquisition of the Quad/Graphics property. The Bridge Loan has a term of six months, and it bears interest at a rate of daily LIBOR plus 450 basis points, with an initial rate of 6.5%. These rates are subject to a minimum LIBOR of 2%. The terms of the Bridge Loan require payments made periodically throughout the month equal to the net equity raised in the Company’s Public Offering,

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

subject to a monthly minimum amount of approximately $1.33 million. The Bridge Loan is guaranteed by various wholly-owned subsidiaries of the Company’s Operating Partnership, as well as by Kevin A. Shields, the Company’s President and Chairman. In connection with the Bridge Loan, the Company also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan is paid in full, the Quad/Graphics property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the Quad/Graphics property may be refinanced pursuant to the terms of the Credit Facility. In addition, as part of the Second Amendment to Credit Facility, KeyBank further amended the tangible net worth definition (as defined in the Second Amendment to Credit Facility) and liquidity covenant requirements from $2.0 million to $1.0 million through June 30, 2011.

In conjunction with the contribution of the Renfro and Plainfield properties on June 18, 2009 the Company assumed the following debt:

	Renfro Line of Credit	Renfro Term Debt	Plainfield Mortgage Debt
Original loan balance	$5.0 million (1)	$8.0 million (2)	$21.50 million
Assumed loan balance	$5.0 million	$8.0 million	$21.16 million
Interest rate	6.5% (fixed)	6.5% (fixed)	6.65% (fixed)
Initial term	One year	Three years	10 years
Maturity	January 2011	January 2012	November 2017
Unamortized loan balance at December 31, 2009	$5.0 million	$8.0 million	$21.04 million
Unamortized loan balance at December 31, 2010	(3)	(3)	$20.79 million

(1)	The Renfro Line of Credit provided for monthly, interest only payments with an initial term of one year, or an expiration of January 29, 2010. In January 2010, the Line of Credit was extended for six months to July 29, 2010 with an automatic six-month extension should the Line of Credit not be paid in full by that date. The Company exercised the automatic extension on July 29, 2010, extending the term an additional six months to January 29, 2011. All other terms were unchanged. Both loans were guaranteed by an affiliate, and were secured by a first mortgage and assignment of rents and leases on the Renfro property.

(2)	The Renfro property debt was refinanced in January 2009. The Term Debt was used to partially pay off the prior loan and the Line of Credit was used to pay off the remaining balance of the prior loan and to fund $2.0 million of the tenant improvement allowance. The Renfro Term Debt called for monthly, interest only payments during the tenant improvement period, then monthly payments of principal and interest, based on a 25-year amortization schedule, for the remainder of the term. The tenant improvement period ended in January 2010 with the completion of the improvement projects, and release of all remaining tenant improvement reserve funds, therefore amortization of the Term Debt commenced on March 1, 2010.

(3)	The Renfro Line of Credit and Term Debt were paid off on November 22, 2010 with a draw of $13.03 million from the Credit Facility (as amended) as discussed above.

The terms of the Plainfield mortgage debt require monthly principal and interest payments. The Plainfield mortgage debt is secured by a first mortgage and security agreement on the Operating Partnership’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following summarizes the future principal repayments per the loan terms discussed above:

	2011	2012	2013	2014	2015 and after	Total
	(1)		(2)

Plainfield	$262,170	$276,421	$299,627	$320,465	$19,637,754	$20,796,437

Credit Facility	-	-	35,000,000	-	-	35,000,000

Emporia	279,699	295,982	314,973	334,272	4,107,868	5,332,794

Bridge Loan	7,871,500	-	-	-	-	7,871,500

Total	$8,413,369	$572,403	$35,614,600	$654,737	$23,745,622	$69,000,731

(1)	Amount includes payment of the remaining balance on the Bridge Loan upon expiration on June 30, 2011.

(2)	Amount includes payment of the remaining balance on the Credit Facility upon expiration on June 4, 2013.

5.	Income Taxes

The Company’s operations are carried on through the operating partnership and its subsidiaries. The operating partnership is not subject to income tax, and all the taxable income, gain, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the operating partnership allocated to us in accordance with the operating partnership’s Agreement of Limited Partnership. As of December 31, 2010 and December 31, 2009, we held 37% and 11% capital interest in the operating partnership, respectively.

The Company will elect to qualify, and has satisfied all requirements to qualify, as a REIT for the year ended December 31, 2010. Accordingly, no provision for income taxes was recognized by the Company for the 2010 year. The following income tax provision was recorded by the Company for the tax year ended December 31, 2009.

The differences between the total income tax provision (benefit) for financial statement purposes and income taxes computed using the federal income tax rate of 35% for the periods ended December 31 were as follows:

	2010	2009
Federal tax on pretax income (loss) at statutory rates	$-	$(92)
State tax, net of federal benefit	-	(15)
Permanent / Other items	-	-
Valuation allowance	-	107

Total Provision	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2009 consist of the following (in thousands):

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

	2010	2009
Deferred tax assets:
Net operating loss	$-	$2
Investment in Partnership	-	105

Total deferred tax assets	-	107
Less: valuation allowance	-	(107)

Net deferred tax assets		-

Deferred tax liabilities:
Others	-	-

Total deferred tax liabilities	-	-

Net deferred tax asset (liability)	$-	$-

The Company recorded a valuation allowance for the entire amount of the net deferred tax asset due to uncertainty surrounding the Company’s ability to realize this asset. At December 31, 2009, the Company had total net operating loss carryforwards for federal income tax purposes of $5,900. The federal loss carryforwards begin to expire in 2029.

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

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units on December 26, 2008 in exchange for the initial capitalization of the Operating Partnership. On June 18, 2009, June 4, 2010 and August 27, 2010, 2.02 million, 813,043 and 315,217 limited partnership units, respectively, were issued in exchange for the Renfro and Plainfield, Will Partners and Emporia Partners properties. As of December 31, 2010, noncontrolling interests were approximately 63.2% of total shares outstanding (assuming limited partnership units were converted to common stock). For the year ended December 31, 2010, noncontrolling interests were approximately 74.0% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and classified noncontrolling interests related to the Renfro property and the Plainfield property to permanent equity in the accompanying consolidated balance sheets.

In subsequent periods the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify will be reclassified as temporary equity

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

On June 4, 2010, the Operating Partnership issued 813,000 limited partnership units in exchange for the Will Partners property. The terms of the Will Partners contribution agreement require that the units be held for a minimum of one year. Thereafter, the limited partners have the right to require the general partner to redeem their units for the Cash Amount (as defined in the operating partnership agreement), at an exchange price of 92.0% of the Cash Amount pursuant to the Will Partners contribution agreement. The Will Partners contribution agreement requires the general partner to redeem the limited partnership units only for the Cash Amount, until the Company is listed on a national securities exchange. As the limited partners’ redemption rights are outside the control of the Company, the limited partnership units are considered to be temporary equity and are presented in the accompanying balance sheets as noncontrolling interest subject to redemption. (See Note 2, Noncontrolling Interests.) Subsequent to the contribution, the affiliated contributor of Will Partners waived the redemption rights pursuant to the contribution agreement and is subject to the redemption provisions of the Operating Partnership agreement. As a result of the waiver, approximately $2.6 million of noncontrolling interests subject to redemption (temporary equity) was reclassified to noncontrolling interests and is now considered a component of permanent equity.

7.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred during the years ended December 31, 2010 and 2009 and due to affiliates as of December 31, 2010 and 2009:

	Incurred		Paid		Payable/(Receivable)
	2010	2009	2010	2009	2010	2009
Advisor and Property Manager Fees
Acquisition fees and expenses	$1,629,344	$1,630,684	$-	$1,600,063	$1,629,344	$30,621
Operating expenses	91,371	-	46,485	-	44,886	-
Asset management fees	560,141	219,674	499,150	80,041	60,991	139,633
Property management fees	188,793	68,442	166,812	28,972	21,981	39,470
Receivable for organizational and offering costs incurred in excess of the 15% limitation	(276,632)	856,940	-	44,138	(276,632)	812,802

	$2,193,017	$2,775,740	$712,447	$1,753,214	$1,480,570	$1,022,526

Dealer Manager Fees	$1,545,875	$128,670	$1,545,875	$128,670	$-	$-

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The Second Amended and Restated Advisory Agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on December 31, 2010, the probability that the Company would be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above, is remote. As a result, the Company generated a receivable due from the Advisor of $0.28 million, which is reflected as a reduction in the “Due to Affiliates” balance in the consolidated balance sheets as noted in the schedule above. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisor agreement. The following table summarizes the receivable:

Organizational and offering costs incurred – Public Offering	$3,286,255
Limitation for organizational and offering costs at 15% of gross offering proceeds of $15,771,212 if Public Offering terminated on December 31, 2010	2,365,682

Amount incurred in excess of limitation	920,573
Organizational and offering costs advanced by the Advisor as of December 31, 2010	643,941

Receivable due from Advisor as of December 31, 2010 if Public Offering terminated on December 31, 2010	$276,632

The Company continues to monitor this limitation and expects that as offering proceeds increase, the receivable will decrease and the Company will again become liable for organizational and offering costs advanced by the Advisor.

Advisory and Dealer Manager Agreements

The Company does not expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company executed an advisory agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Private Offering. The Company subsequently entered into an amended and restated advisory agreement, and later, the Second Amended and Restated Advisory Agreement with the Advisor and a new dealer manager agreement with the Dealer Manager for the Public Offering. Each of the agreements entitles the Advisor and the Dealer Manager to specified fees and incentives upon the provision of certain services with regard to the Private Offering and the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

Management Compensation

The following table summarizes the compensation and fees the Company will pay to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs in providing services. The sales commissions may vary for different categories of purchasers.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)	The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering, and, pursuant to the new agreement, which was executed on October 27, 2009, the Dealer Manager is entitled to the same sales commission from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Private Offering, and is entitled to the same fee from sales in the Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)	Under the Second Amended and Restated Advisory Agreement, if the Advisor provides a substantial amount of the services in connection with the sale of one or more properties, the Advisor receives fees in an amount up to 3% of the contract sales price of such properties. However, the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Type of Compensation (Recipient)	Determination of Amount
income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year. As of December 31, 2009, no amount of the Advisor’s direct and indirect expenses was allocated to, or incurred by, the Company. As of December 31, 2010, $0.09 million of operating expenses incurred by the Advisor was allocated to the Company. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

Liquidation/Termination/Listing Stage

The Advisor is entitled to receive the following:

1) Subordinated Share of Net Sale Proceeds (payable only if the Company is not listed on a national securities exchange); (Advisor)

1)     A Subordinated Share of Net Sales Proceeds (as defined in the amended and restated advisory agreement) in the event of a sale transaction involving a property or an entity owning a property, if the Company’s stockholders are paid their return of capital plus an annual cumulative, non-compounding return;

2) Subordinated Performance Fee Due Upon Termination of the Amended and Restated Advisory Agreement (payable only if the Company is not listed on a national securities exchange); and (Advisor)

2)     A Subordinated Performance Fee (as defined in the amended and restated advisory agreement) Due Upon Termination of the Second Amended and Restated Advisory Agreement if the Company terminates the Second Amended and Restated Advisory Agreement for any reason other than a material breach by the Advisor as a result of willful or intentional misconduct or bad faith on behalf of the Advisor. Such fee is reduced by any prior payment to the advisor of a subordinated share of net sale proceeds; and

3) Subordinated Incentive Listing Fee (payable only if the Company is listed on a national securities exchange) (Advisor)

3)     A Subordinated Incentive Listing Fee (as defined in the Second Amended and Restated Advisory Agreement) in the event the Company lists its stock for trading, which fee, in excess of capital invested in the Company, will be subordinated until each shareholder’s investment value is equal to their initial invested capital.

Each subordination compensation discussed above is calculated as follows:

•     5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•     10.0% if the stockholders are paid return of capital plus an 8.0% to 10.0% annual cumulative, non-compounding return; or

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Type of Compensation (Recipient)	Determination of Amount
• 15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

The subordinated performance and incentive fees may be paid in the form of non-interest bearing promissory notes (the “Performance Fee Note” and “Listing Fee Note,” respectively, as defined in the Second Amended and Restated Advisory Agreement). Payment of the Performance Fee and Listing Fee notes will be deferred until the Company receives net proceeds from the sale or refinancing of properties held at the termination date or the valuation date, respectively. If either promissory note has not been paid in full within three years from the termination date or valuation date, then the Advisor may elect to convert the balance of the fee into shares of the Company’s common stock.

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

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to stockholders. As of December 31, 2010 and December 31, 2009, $170,810 and $8,994 in shares, respectively, had been issued under the distribution reinvestment plan.

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

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of December 31, 2010 and December 31, 2009, $0.17 million and $8,994 in shares of common stock subject to redemption, respectively, was eligible for redemption.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

9.	Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,274,728	$1,479,484	$2,072,214	$2,443,315
Net Loss	$(347,987)	$(1,141,434)	$(1,233,970)	$(1,085,697)
Net Loss per Share	$(0.15)	$(0.38)	$(0.30)	$(0.25)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$178,979	$1,277,976	$1,275,623
Net Loss	$—	$(1,902,249)	$(25,720)	$(307,617)
Net Loss per Share	$—	$(8.73)	$(0.01)	$(0.13)

10.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Declaration of Distributions

On March 23, 2011, the Company’s board of directors declared distributions for the second quarter of 2011 in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on April 1, 2011 until June 30, 2011. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

Offering Status

As of March 22, 2011, in connection with the Public Offering, the Company has issued 2,252,319 shares of the Company’s common stock for gross proceeds of approximately $22.48 million. Through March 22, 2011, the Company had received aggregate gross offering proceeds of approximately $24.83 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

THE GC NET LEASE REIT, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2010
Description	Property Type	ST	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Plainfield	Office/ Laboratory	IL	$20,796,437	$3,708,916	$27,335,306	$2,217,126	$3,708,916	$29,552,432	$33,261,348	$1,932,808	N/A	6/18/2009	5-40 years
Renfro	Warehouse/ Distribution	SC	13,030,000	1,400,000	18,803,857	1,389,656	1,400,000	20,193,513	21,593,513	1,192,079	N/A	6/18/2009	5-40 years
Will Partners	Warehouse/ Distribution	IL	16,900,000	1,494,108	23,416,016	-	1,494,108	23,416,016	24,910,124	548,980	N/A	6/4/2010	5-40 years
Emporia Partners	Office/ Industrial/Distribution	KS	5,332,794	274,110	7,567,473	-	274,110	7,567,473	7,841,583	112,249	N/A	8/27/2010	5-40 years
ITT	Office	CA	5,070,000	2,877,062	4,221,900	5,278	2,877,062	4,227,178	7,104,240	74,435	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/ Office	CO	7,871,500	1,949,600	10,235,736	-	1,949,600	10,235,736	12,185,336	2,044	N/A	12/30/2010	5-40 years

			$69,000,731	$11,703,796	$91,580,288	$3,612,060	$11,703,796	$95,192,348	$106,896,144	$3,862,595

Activity in real estate facilities during 2010 was as follows:

		Real estate facilities
		Balance at beginning of year			$54,407,524
		Acquisitions			52,036,005
		Improvements			452,615

		Balance at end of year			$106,896,144

		Accumulated depreciation
		Balance at beginning of year			$920,919
		Depreciation expense			$2,941,676

		Balance at end of year			3,862,595

		Real estate facilities, net			$103,033,549

S-1