Form 10-Q
period 2011-03-31
GC NET LEASE REIT, INC.
filed 2011-05-13
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54377

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011: 2,976,011, $0.001 par value per share.

FORM 10-Q

THE GC NET LEASE REIT, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of The GC Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission, and Part II Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE GC NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Cash and cash equivalents	$1,469,553	$1,636,072
Restricted cash	1,785,645	1,658,070
Real estate:
Land	11,703,796	11,703,796
Building and improvements	77,096,442	77,096,442
Tenant origination and absorption cost	18,095,906	18,095,906

Total real estate	106,896,144	106,896,144
Less: accumulated depreciation and amortization	(4,896,671)	(3,862,595)

Total real estate, net	101,999,473	103,033,549
Above market leases, net	1,673,377	1,725,856
Deferred rent	812,319	671,995
Deferred financing costs, net	794,728	967,051
Other assets	530,021	448,483

Total assets	$109,065,116	$110,141,076

LIABILITIES AND EQUITY
Mortgage payable	$25,991,166	$26,129,231
Credit Facility	35,000,000	35,000,000
Bridge Loan	1,282,703	7,871,500
Restricted reserves	666,316	538,741
Accounts payable and other liabilities	799,243	857,322
Distributions payable	269,586	248,092
Due to affiliates, net	1,978,149	1,480,570
Below market leases, net	852,222	870,807

Total liabilities	66,839,385	72,996,263

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2011 and December 31, 2010	4,886,686	4,886,686
Common stock subject to redemption	302,081	170,810
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2011 and December 31, 2010	-	-
Common Stock, $0.001 par value; 700,000,000 shares authorized; 2,591,769 and 1,845,339 shares outstanding, as of March 31, 2011 and December 31, 2010, respectively	25,894	18,438
Additional paid-in capital	21,687,563	15,441,289
Cumulative distributions	(1,078,764)	(713,332)
Accumulated deficit	(1,405,523)	(1,236,878)

Total stockholders’ equity	19,229,170	13,509,517

Noncontrolling interests	17,807,794	18,577,800

Total equity	37,036,964	32,087,317

Total liabilities and equity	$109,065,116	$110,141,076

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Rental income	$2,454,019	$1,174,882
Property tax recovery	339,957	97,840
Interest income	350	2,006

Total revenue	2,794,326	1,274,728

Expenses:
Asset management fees to affiliates	204,212	102,830
Property management fees to affiliates	74,472	32,082
Property tax expense	339,957	97,840
Acquisition fees and expenses	262	-
General and administrative expenses	370,135	273,766
Depreciation and amortization	1,034,076	555,974
Interest expense	1,182,542	560,223

Total expenses	3,205,656	1,622,715

Net loss	(411,330)	(347,987)
Net loss attributable to noncontrolling interests	(242,685)	(300,313)

Net loss attributable to The GC Net Lease REIT, Inc. common stockholders	$(168,645)	$(47,674)

Net loss per share, basic and diluted	$(0.08)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	2,197,250	324,651

Distributions declared per common share	$0.17	$0.17

See accompanying notes.

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2009	252,319	2,523	928,009	(92,834)	(246,515)	591,183	17,678,748	18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	-	-	15,742,844	-	15,742,844
Discount on issuance of common stock	-	-	(21,635)	-	-	(21,635)	-	(21,635)
Offering costs	-	-	(1,192,014)	-	-	(1,192,014)	-	(1,192,014)
Distributions	-	-	-	(458,682)	-	(458,682)	-	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	-	-	-	-
Additions to common stock subject to redemption	947	9	(161,825)	-	-	(161,816)	-	(161,816)
Contribution of noncontrolling interests	-	-	-	-	-	-	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	-	-	-	-	-	-	(1,568,275)	(1,568,275)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(207,262)	(207,262)
Net loss	-	-	-	-	(990,363)	(990,363)	(2,818,725)	(3,809,088)
BALANCE December 31, 2010	1,845,339	18,438	15,441,289	(713,332)	(1,236,878)	13,509,517	18,577,800	32,087,317
Gross proceeds from issuance of common stock	732,612	7,325	7,318,781	-	-	7,326,106	-	7,326,106
Discount on issuance of common stock	-	-	(5,634)	-	-	(5,634)	-	(5,634)
Offering costs	-	-	(1,066,742)	-	-	(1,066,742)	-	(1,066,742)
Distributions	-	-	-	(234,161)	-	(234,161)	-	(234,161)
Issuance of shares for distribution reinvestment plan	13,818	131	131,140	(131,271)	-	-	-	-
Additions to common stock subject to redemption	-	-	(131,271)	-	-	(131,271)	-	(131,271)
Contribution of noncontrolling interests	-	-	-	-	-	-	-	-
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	-	-
Distributions for noncontrolling interests	-	-	-	-	-	-	(438,915)	(438,915)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(88,406)	(88,406)
Net loss	-	-	-	-	(168,645)	(168,645)	(242,685)	(411,330)
BALANCE March 31, 2011	2,591,769	$25,894	$21,687,563	$(1,078,764)	$(1,405,523)	$19,229,170	$17,807,794	$37,036,964

THE GC NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(411,330)	$(347,987)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building and building improvements	609,043	365,433
Amortization of intangible assets	425,033	186,374
Amortization of above and below market leases	33,894	(9,053)
Amortization of deferring financing costs	172,323	4,167
Deferred rent	(140,324)	(96,421)
Change in operating assets and liabilities:
Other assets	(81,538)	(90,834)
Accounts payable and other liabilities	(58,079)	(353,596)
Due to affiliates, net	497,579	(145,879)

Net cash provided by (used in) operating activities	1,046,601	(487,796)

Investing Activities:
Tenant improvements	-	(447,337)
Tenant improvements funded from restricted cash reserves	-	447,337

Net cash used in investing activities	-	-

Financing Activities:
Principal payoff of secured indebtedness	(6,588,797)	-
Principal amortization payments on secured indebtedness	(138,065)	(78,567)
Issuance of common stock, net	6,253,730	2,428,184
Distributions to noncontrolling interests	(527,321)	(336,205)
Distributions to common stockholders	(212,667)	(39,433)

Net cash (used in) provided by financing activities	(1,213,120)	1,973,979

Net (decrease) increase in cash and cash equivalents	(166,519)	1,486,183
Cash and cash equivalents at the beginning of the period	$1,636,072	$387,272

Cash and cash equivalents at the end of the period	$1,469,553	$1,873,455

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$675,929	$367,415
Supplemental Disclosures of Significant Non-cash Transactions:
Distributions payable to noncontrolling interests	$181,633	$115,804
Distributions payable to common stockholders	$87,953	$20,594
Common stock issued pursuant to the distribution reinvestment plan	$131,271	$7,014

See accompanying notes.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1.	Organization

The GC Net Lease REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company was taxed as a REIT for the tax year ended December 31, 2010, after satisfying financial and non-financial requirements. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering (as defined below). The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”) was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its amended and restated advisory agreement for the Public Offering, as amended. On November 9, 2010, the Company entered into its second amended and restated advisory agreement for the Public Offering (the “Second Amended and Restated Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Second Amended and Restated Advisory Agreement has a one-year term and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of March 31, 2011 and December 31, 2010, the Company had 2,591,769 and 1,845,339 shares outstanding, respectively. As of March 31, 2011 and December 31, 2010, the Company had $0.30 million and $0.17 million in shares classified as common stock subject to redemption. (See Note 7, Share Redemption Program).

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received by the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2011, the Company owned approximately 45% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of four properties to the Company, certain affiliates of the Sponsor, including the Company’s President and Director, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, owned approximately 46% of the limited partnership units of the Operating Partnership. The remaining approximately 9% of the limited partnership units were owned by third parties. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

The Company’s property manager is The GC Net Lease REIT Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2011 and December 31, 2010.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of March 31, 2011 and December 31, 2010.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements. As of March 31, 2011 and December 31, 2010, the balance of these reserves, included on the consolidated balance sheets as restricted cash, was $1.79 million and $1.66 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred.

Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate, which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration extension options for below-market leases. In addition, renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included as intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Depreciation

The purchase price of real estate acquired and costs related to development, construction, and property improvements will be capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and will be expensed as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2011 and December 31, 2010, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of March 31, 2011, there were no leases that provide for contingent rental income.

During the three months ended March 31, 2011 and 2010, the Company recognized deferred rent from tenants of $0.14 million and $0.10 million, respectively. As of March 31, 2011 and December 31, 2010, the cumulative deferred rent balance was $0.81 million and $0.67 million, respectively, and is included in deferred rent on the consolidated balance sheets.

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company reconciles the estimated real estate tax reimbursement to the actual amount incurred and adjusts the property tax recovery to reflect the actual amount incurred.

Organizational and Offering Costs

The initial organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Private Offering and the Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

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

March 31, 2011

(unaudited)

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private and Public offerings are as follows:

	March 31, 2011	December 31, 2010
Cumulative offering costs- Private and Public Offerings	$4,383,134	$3,507,244
Cumulative organizational costs- Private and Public Offerings	$342,545	$341,455
Due from Advisor (included in “Due to Affiliates”) – see discussion below	$(55,542)	$(276,632)

As of March 31, 2011, the Company incurred organizational and offering costs related to its Public Offering of approximately $4.16 million, which exceeds the 15% of gross offering proceeds limitation pursuant to the Second Amended and Restated Advisory Agreement. Therefore, if the Company terminated its Public Offering on March 31, 2011, the Company would not be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above. As a result, the Company generated a receivable due from the Advisor of $0.06 million (after deducting $0.64 million in unreimbursed amounts previously advanced by the Advisor), which is reflected as a reduction in the “Due to Affiliates” balance on the consolidated balance sheets. No payment is required until 60 days following the completion or termination of the offering in accordance with the Second Amended and Restated Advisory Agreement. The Company continues to monitor both the 3.5% and 15% limitations and expects the receivable to decrease as the Company raises additional offering proceeds. (See Note 6, Related Party Transactions.)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized as a component of interest expense over the terms of the respective financing agreements. As of March 31, 2011 and December 31, 2010, the Company’s deferred financing costs, net of amortization, were $0.79 million and $0.97 million, respectively.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.

The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) allocated to noncontrolling interests is shown as a reduction to net income (loss) in calculating net income (loss) available to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were classified as temporary equity.

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of March 31, 2011.

Fair Value Measurements

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

March 31, 2011

(unaudited)

inactive markets; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial instruments as of December 31, 2010, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, the Credit Facility and the Bridge Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. As of March 31, 2011, the Company had two interest rate cap agreements in effect for a combined notional amount of $22.20 million. (See Note 4, Debt.) Other than the Plainfield mortgage debt, as discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value. The fair value of the Plainfield mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2011 and December 31, 2010, the fair value of the Plainfield mortgage debt was $21.7 million and $21.8 million, respectively, compared to the carrying value of $20.73 million and $20.8 million, respectively.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2011, the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2011, the Company’s TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

number of shares outstanding, including common stock equivalents. As of March 31, 2011 and December 31, 2010, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

The Company made its first distribution on June 15, 2009 to investors of record on May 31, 2009. Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2011 and the year ended December 31, 2010. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184932 per day per share on the outstanding shares of common stock.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company’s adoption of this ASU as of December 31, 2010 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on the Company’s consolidated financial statements.

3.	Real Estate

As of March 31, 2011, the Company owned six properties, encompassing approximately 2.0 million rentable square feet as shown in the table below:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Property	Acquisition Date	Purchase Price	Property Type	Year of Lease Expiration
Renfro – Clinton, SC	06/18/09	$21,700,000	Manufacturing/Distribution	2021
Plainfield – Plainfield, IL	06/18/09	$32,660,000	Office/Laboratory	2022
Will Partners – Monee, IL	06/04/10	$26,305,000	Manufacturing/Distribution	2020
Emporia Partners – Emporia, KS	08/27/10	$8,360,000	Manufacturing/Distribution	2020
ITT – Los Angeles, CA	09/23/10	$7,800,000	Office	2016
Quad/Graphics – Loveland, CO	12/30/10	$11,850,000	Printing Facility/Office	2022

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation. The intangible assets are amortized over the remaining lease term of each property which, on a weighted-average basis, was 9.9 years as of March 31, 2011.

	In-place Lease Valuation	Tenant Origination and Absorption Cost
Annual amortization	$135,577	$1,700,130
5-year amortization	$677,885	$8,500,650

Reserves

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

	Balance December 31, 2010	Additions	Utilizations	Balance March 31, 2011
Plainfield (1)	$308,333	$25,000	$-	$333,333
Will Partners (1)	99,923	26,258	(21,941)	104,240
Emporia Partners (2)	645,092	98,258	-	743,350
ITT (3)	344,722	-	-	344,722
Quad/Graphics (3)	260,000	-	-	260,000

Total	$1,658,070	$149,516	$(21,941)	$1,785,645

(1)	Additions to the reserve balance are funded by the tenant.
(2)

The balance at March 31, 2011 consisted of a replacement reserve of $0.51 million, which was funded by the contributing entity and tax and insurance reserves totaling $0.23 million, which were funded by the tenant.

(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of March 31, 2011:

2011	$7,128,558
2012	9,561,938
2013	9,619,892
2014	9,822,242
Thereafter	63,403,335

Total	$99,535,965

As of March 31, 2011, our six properties, based on rental income, were as follows:

Property	Location	Revenue as a percentage of total rent
Plainfield	Plainfield, IL	24.3%
Will Partners	Monee, IL	23.3%
Renfro	Clinton, SC	18.8%
Emporia Partners	Emporia, KS	13.7%
Quad/Graphics	Loveland, CO	12.2%
ITT	Los Angeles, CA	7.7%

Total		100%

Approximately 47.6% of the Company’s rental income was concentrated in the State of Illinois as of March 31, 2011.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the properties acquired during the year ended December 31, 2010 had been included in operations at the beginning of the prior period:

Three Months Ended March 31, 2010
Revenue	$2,736,644
Net Loss	$(2,378,770)
Net loss attributable to common stockholders	$(570,905)
Loss per share	$(0.58)

4.	Debt

In conjunction with the contribution of the Emporia Partners property on August 27, 2010, the Company assumed the mortgage debt as follows:

Original loan balance	$6.93 million
Assumed loan balance	$5.42 million
Interest rate	5.88% (fixed)
Initial loan term	20 years
Loan Maturity	September 2023

The terms of the loan require monthly principal and interest payments. The loan is secured by a first mortgage and security agreement on the Company’s interest in the underlying Emporia Partners property, a fixture filing, and an assignment of leases, rents, income and profits. As of March 31, 2011 the balance of the loan was $5.26 million.

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

Under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the agreement relating to the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. As of March 31, 2011 the LIBOR-based rate was 0.25%.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

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

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants was required beginning with the quarter ended September 30, 2010. With the acquisition and financing of the ITT property, the Company was required to effect an interest rate hedge instrument on September 28, 2010. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge is in place for six months, expiring on April 7, 2011, for which the Company paid $7,000. On December 28, 2010, the Company executed an additional interest rate cap in connection with the refinancing of the Renfro property debt, as discussed below, for a notional amount of $18.6 million, fixing the index at 2.0%. The second hedge is also in place for six months, expiring on June 30, 2011, for which the Company paid $10,000. The Company executed an interest rate cap upon expiration of the first hedge, fixing the index at 2.0% for a notional amount of $16.4 million, resulting in a total notional amount of $35 million. This hedge, for which the Company paid $5,000, also expires on June 30, 2011.

On November 22, 2010, the Company, through the Operating Partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which the Company drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The additional debt is subject to the same terms described above. The total amount of funds drawn under the credit facility is $35 million. As part of the amendment, KeyBank temporarily amended the interest coverage ratio covenant requirement from 1.85 times adjusted earning before interest, taxes, depreciation, and amortization (EBITDA) to 1.80 times for the third and fourth quarters ending September 30, 2010 and December 31, 2010, respectively, and clarified the definition of fixed charge coverage ratio.

On December 30, 2010, the Company, through the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.87 million from KeyBank to help fund the acquisition of the Quad/Graphics property. The Bridge Loan has a term of six months, and bears interest at a rate of daily LIBOR plus 450 basis points, with an initial rate of 6.5%. These rates are subject to a minimum LIBOR of 2.0%. The terms of the Bridge Loan require payments made periodically throughout the month equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of approximately $1.33 million. The Bridge Loan is guaranteed by various wholly-owned subsidiaries of the Company’s Operating Partnership, as well as by Kevin A. Shields, the Company’s President and Director. In connection with the Bridge Loan, the Company also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan is paid in full, the Quad/Graphics property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the Quad/Graphics property may be refinanced pursuant to the terms of the Credit Facility. In addition, as part of the Second Amendment to Credit Facility, KeyBank further amended the tangible net worth definition (as defined in the Second Amendment to Credit Facility) and

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

liquidity covenant requirements from $2.0 million to $1.0 million through June 30, 2011. As of March 31, 2011 the balance of the loan was $1.28 million and was subsequently paid in full on April 18, 2011.

The following summarizes the future principal repayments as of March 31, 2011 per the loan terms discussed above:

2011	$1,686,507
2012	572,403
2013	35,614,600	(1)
2014	654,737
2015	697,506
Thereafter	23,048,116

Total	$62,273,869

(1)	Amount includes payment of the remaining balance of the Credit Facility upon expiration on June 4, 2013.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Operating partnership units were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of March 31, 2011, noncontrolling interests were approximately 55% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 59% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

In subsequent periods the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets. Any noncontrolling interest that fails to qualify will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported in the consolidated financial statements as noncontrolling interests.

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

On June 4, 2010, the Operating Partnership issued 813,000 limited partnership units in exchange for the Will Partners property. The terms of the Will Partners contribution agreement require that the units be held for a minimum of one year. Thereafter, the limited partners have the right to require the general partner to redeem their units for the Cash Amount (as defined in the operating partnership agreement), at an exchange price of 92.0% of the Cash Amount pursuant to the Will Partners contribution agreement. The Will Partners contribution agreement requires the general partner to redeem the limited partnership units only for the Cash Amount, until the Company is listed on a national securities exchange. As the limited partners’ redemption rights are outside the control of the Company, the limited partnership units are considered to be temporary equity and are presented in the accompanying balance sheets as noncontrolling interests subject to redemption. Subsequent to the contribution, the affiliated contributor of Will Partners waived the redemption rights pursuant to the contribution agreement and is subject to the redemption provisions of the Operating Partnership agreement. As a result of the waiver, approximately $2.6 million of noncontrolling interests subject to redemption (temporary equity) was reclassified to noncontrolling interests and are now considered a component of permanent equity.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred during the year ended December 31, 2010 through the three months ended March 31, 2011 and due to affiliates as of December 31, 2010 and March 31, 2011:

	Year Ended December 31, 2010			Three Months Ended March 31, 2011
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,629,344	$-	$1,629,344	$-	$-	$1,629,344
Operating expenses	91,371	46,485	44,886	80,777	-	125,663
Asset management fees	560,141	499,150	60,991	204,212	60,991	204,212
Property management fees	188,793	166,812	21,981	74,472	21,981	74,472
Receivable for organizational and offering costs incurred in excess of the 15% limitation	(276,632)	-	(276,632)	(55,542)	-	(55,542)

Total	$2,193,017	$712,447	$1,480,570	$303,919	$82,972	$1,978,149

Dealer Manager fees	$1,545,875	$1,545,875	$-	$731,677	$731,677	$-

The Second Amended and Restated Advisory Agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on March 31, 2011, the Company would not be liable to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above. As a result, the Company generated a receivable due from the Advisor of $0.06 million, which is reflected as a reduction in the “Due to Affiliates” balance on the consolidated balance sheets as noted in the schedule above. No payment is required until 60 days following the completion or termination of the offering in accordance with the amended and restated advisor agreement. The following table summarizes the receivable due from Advisor:

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Organizational and offering costs incurred – Public Offering	$4,163,236
Limitation for organizational and offering costs at 15% of gross offering proceeds of $23,091,686 if Public Offering terminated on March 31, 2011	3,463,753

Amount incurred in excess of limitation	699,483
Organizational and offering costs advanced by the Advisor as of March 31, 2011	643,941

Receivable due from Advisor as of March 31, 2011 if Public Offering terminated on March 31, 2011	$55,542

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
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

Operating Expenses (Advisor)

The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year. Such costs are allocated to the Company using methodologies meant to fairly allocate such costs based upon the related

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
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

Each compensation discussed above is calculated as follows:

•    5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•    10.0% if the stockholders are paid return of capital plus an 8.0% to 10.0%

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

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

March 31, 2011

(unaudited)

effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to stockholders. As of March 31, 2011 and December 31, 2010, $0.30 million and $0.17 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan. As of March 31, 2011 and December 31, 2010, $0.30 million and $0.17 million in shares of common stock subject to redemption, respectively, were eligible for redemption. There were no redemption requests as of March 31, 2011.

8.	Declaration of Distributions

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

Acquisition of LTI property

On May 13, 2011, the Company, through the Operating Partnership, acquired the ownership interests in a single-story, office/flex facility located in Carlsbad, CA (“LTI property”) from twenty-nine third party unaffiliated investors and one affiliated investor. Certain investors contributed all or a portion of their ownership interest in exchange for limited partnership units in the operating partnership. The LTI property is 100% leased to a single tenant, Life Technologies Corporation (“LTI”), on a net lease basis, obligating LTI to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term was approximately 11 years.

The purchase price of the LTI property was $56.0 million. The Company caused the Operating Partnership to issue approximately $7.8 million in limited partnership units with a portion of the purchase price financed with an expansion and extension of the existing Bridge Loan discussed in Note 4, Debt in the amount of $12.3 million and assumption of the existing mortgage loan of $34.4 million. The remaining purchase price and other closing fees and expenses were funded with items due to and deferred by the Company. The purchase price allocation to tangible and intangible assets and the value of the assumed debt was not finalized as of May 13, 2011.

Offering Status

As of May 12, 2011, in connection with the Public Offering, the Company has issued 2,728,033 shares of the Company’s common stock for gross proceeds of approximately $27.21 million. Through

THE GC NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

May 12, 2011, the Company had received aggregate gross offering proceeds of approximately $29.56 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to The GC Net Lease REIT, Inc. We were taxed as a REIT for the tax year ended December 31, 2010 after satisfying both financial and non-financial requirements.

We have no paid employees and are externally advised and managed by an affiliate, The GC Net Lease REIT Advisor, LLC, which is our advisor. Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P. We expect to own all of our properties directly or indirectly through our operating partnership or similar entities.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.

We terminated our private offering on November 6, 2009, having raised approximately $2.36 million through the issuance of 0.25 million shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82.5 million shares of common stock to the public, consisting of 75 million shares for sale to the public (our “Primary Public Offering”) and 7.5 million shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of March 31, 2011, we had issued 2.34 million total shares of our common stock for gross proceeds of approximately $23.39 million in our Public Offering, of which 31,138 shares, or $0.30 million, were issued pursuant to the distribution reinvestment plan.

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and continue to include the following areas:

•	Real Estate - Valuation and purchase price allocation, depreciation

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes - deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Our adoption of this ASU as of December 31, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial statements.

Results of Operations

As of March 31, 2011, we owned six properties, encompassing approximately 2.0 million rentable square feet as shown in the table below:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Renfro – Clinton, SC	06/18/09	$21,700,000	Manufacturing/Distribution	1986	565,000	42.2
Plainfield – Plainfield, IL	06/18/09	$32,660,000	Office/Laboratory	1958-1991	176,000	29.1
Will Partners – Monee, IL	06/04/10	$26,305,000	Manufacturing/Distribution	2000	700,200	34.3
Emporia Partners – Emporia, KS	08/27/10	$8,360,000	Manufacturing/Distribution	1954/2000	320,800	16.6
ITT – Los Angeles, CA	09/23/10	$7,800,000	Office	1996/2010	35,800	3.5
Quad/Graphics – Loveland, CO	12/30/10	$11,850,000	Printing Facility/Office	1986/1996/2009	169,800	15.0

Total		$108,675,000			1,967,600	140.7

We owned two properties as of March 31, 2010 and six properties as of March 31, 2011, as shown in the table above. Therefore, our results of operations for the three months ended March 31, 2011 are not directly comparable to those for the three months ended March 31, 2010. Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in the future periods and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table provides summary information about our results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March, 31		Increase	Percentage Change
	2011	2010
Rental income	$2,454,019	$1,174,882	$1,279,137	109%
Property tax recovery	$339,957	$97,840	$242,117	247%
Asset management fees	$204,212	$102,830	$101,382	99%
Property management fees	$74,472	$32,082	$42,390	132%

Property tax expense	$339,957	$97,840	$242,117	247%
Acquisition fees and expenses	$262	$-	$262	100%
General and administrative expenses	$370,135	$273,766	$96,369	35%
Depreciation and amortization	$1,034,076	$555,974	$478,102	86%
Interest expense	$1,182,542	$560,223	$622,319	111%

Rental Income

Rental income for the three months ended March 31, 2011 is comprised of rental income of $2.34 million and adjustments to straight-line contractual rent of $0.14 million, less in-place lease valuation amortization of $0.03 million. Rental income for the three months ended March 31, 2011 increased by $1.28 million compared to the same period a year ago as a result of (1) $1.41 million in additional rental income related to the real estate acquired subsequent to March 31, 2010 and (2) a net decrease in adjustments to straight-line contractual rent and in-place lease valuation amortization of $0.13 million. Also included as a component of revenue is the recovery of property taxes, which increased by $0.24 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2011 and 2010 totaled $0.62 million and $0.23 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase from the three month ended March 31, 2010 compared to the same period a year ago of $0.38 million is a result of $0.10 million in asset management fees, $0.04 million in property management fees and $0.24 million in property taxes for the real estate acquired subsequent to March 31, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 increased by $0.10 million compared to the same period a year ago due to increased operating activity. General and administrative expenses for the three months ended March 31, 2011 consisted mostly of accounting and legal fees of $0.14 million, directors’ and officers’ insurance of $0.05 million, board of directors fees of $0.02 million, as well as other expenses totaling $0.18 million, consisting of allocated personnel costs and rent incurred by our advisor ($0.08 million in total), transfer agent fees (approximately $0.02 million). Further, organizational costs were adjusted ($0.03 million) to the extent the amount of organizational costs incurred exceeded 15% of the total equity raised in our Public Offering, as discussed in our amended and restated advisory agreement and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. The adjustment to organizational costs is reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2011 consisted of depreciation of building and building improvements of our properties of $0.61 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $0.42 million. The increase of $0.48 million as compared to the same period in 2010 is a result of depreciation and amortization for the real estate acquired subsequent to March 31, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the three months ended March 31, 2011 increased by $0.62 million compared to the same period in 2010. The increase is due primarily to interest expense related to the real estate acquired subsequent to March 31, 2010: (1) $0.07 million in interest expense related to the assumption of the Emporia Partners property debt in conjunction with the contribution on August 27, 2010; (2) $0.31 million in interest expense related to the origination of the Credit Facility; and (3) $0.08 million in interest expense related to the short-term bridge facility, as discussed in Note 4, Debt, to the consolidated financial statements. Interest expense for the three months ended March 31, 2011 also includes the amortization of deferred financing costs of $0.17 million whereas during the same period in 2010, deferred financing costs were less than $0.01 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility is $35 million.

On December 30, 2010, we, through our operating partnership, entered into a Bridge Loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.87 million used as a source to fund the acquisition of the Quad/Graphics property. The terms of the Bridge Loan require weekly payments equal to the net equity raised in our Public Offering, subject to a monthly minimum amount of approximately $1.33 million. As of March 31, 2011 the balance of the loan was $1.28 million and was subsequently paid in full on April 18, 2011.

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

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements with proceeds received in our Public Offering and operating cash flows generated from our properties and other properties we acquire in the future. All advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.

The line of credit associated with the Renfro property had an initial term of one year but was extended until July 29, 2010 with an automatic option to extend it further to January 29, 2011. On July 29, 2010, we exercised the automatic second extension and extended the term to January 29, 2011. On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we drew an additional $13.03 million from the facility to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility is $35 million.

Our cash and cash equivalent balances decreased by $0.16 million during the three months ended March 31, 2011 and were used in or provided by the following:

Operating Activities. During the three months ended March 31, 2011, we generated $1.05 million of cash from operating activities, compared to $0.49 million used during the year same period in 2010. The net loss in the current period is offset by (1) non-cash adjustments of $1.1 million (consisting of depreciation and amortization of $1.24 million less deferred rent of $0.14 million), which increased compared to the same period in 2010 in which non-cash adjustments totaled $0.45 million, as a result of the properties acquired subsequent to March 31, 2010 and (2) cash provided by working capital of $0.36 million compared to cash used for working capital of $0.60 million for the three months ended March 31, 2011. The increase in working capital is due to the acquisitions made subsequent to March 31, 2010 and the related acquisition fees and expenses, which are included in the “Due to Affiliates” balance on the consolidated balance sheets.

Investing Activities. During the three months ended March 31, 2011, we had no investing activities. During the same period a year ago, we funded $0.45 million for tenant improvements from reserve proceeds held by lenders, which were assumed by us in conjunction with the contribution of the Plainfield and Renfro properties.

Financing Activities. During the three months ended March 31, 2011, we used $1.21 million in financing activities as compared to $1.97 million generated from financing activities during the same period a year ago, an increase in cash usage of $3.18 million. The net increase in cash usage is a result of an increase of $3.83 million in the issuance of common stock during the three months ended March 31, 2011, compared to the same period a year ago, which was offset by: (1) $6.59 million in payments made on the Bridge Loan, of which there were none in the same period a year ago; (2) a $0.06 million increase in loan amortization compared to the same period a year ago due to the amortization of the Emporia Partners mortgage; and (3) a $0.36 million increase in distribution payments.

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

The following table shows total distributions for the first quarter of 2011 and the last three quarters during the year ended December 31, 2010:

	March 31, 2011				December 30, 2010			September 30, 2010				June 30, 2010
Distributions paid in cash- noncontrolling interests	$527,321				$533,179			$496,645				$343,676
Distributions paid in cash- common stockholders	212,667				162,080			123,391				80,337
Distributions reinvested (shares issued)	131,271				79,788			48,124				26,890

Total distributions	$871,259	(1)			$775,047			$668,160	(1)			$450,903

Source of distributions:
Cash flows provided by (used in) operations	$739,988		85%	(2)	$276,853	36%	(2)	$(96,454)		(14%	)(2)	$(517,377)	(115%	)(2)
Proceeds from issuance of common stock (3)	-				418,406	54%		716,490		107%		941,390	209%
Distributions reinvested (shares purchased)	131,271		15%		79,788	10%		48,124		7%		26,890	6%

Total sources	$871,259		100%		$775,047	100%		$668,160		100%		$450,903	100%

(1)	Total distributions declared but not paid as of March 31, 2011 for noncontrolling interests (including our Advisor), and common stockholders were $181,633 and $87,953, respectively.
(2)

Percentages were calculated by dividing the respective source amount by the total sources of distributions. Sources appearing as negative amounts represent instances in which cash flows were used in, rather than provided by, operations. Accordingly, percentages calculated on these amounts also appear as negative numbers.

(3)	During the three months ended March 31, 2011, proceeds from issuance of common stock were used to pay down the principal balance of the Bridge Loan.

From our inception through March 31, 2011, we paid cumulative distributions of approximately $1.08 million to common stockholders and approximately $3.04 million to the limited partners of our operating partnership, as compared to cumulative FFO of approximately $(1.56) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

The Investment Program Association, (“IPA”), issued Practice Guideline 2010-01 (the IPA MFFO Guideline) on November 2, 2010, which extended financial measures to include Modified Funds from Operations (“MFFO”). We adopted the IPA MFFO Guideline for the year ended December 31, 2010 as presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K. Management believes that MFFO is a beneficial indicator of on-going portfolio performance and our ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent and the amortization of in-place lease valuations. FFO is further adjusted for certain non-operating cash items such as acquisitions fees and expenses.

By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight line rent and amortization of in-place lease valuation. These items are GAAP non-cash adjustments and are included in historical earnings. These items are added back to FFO as a means of determining operating results of our portfolio.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net Loss	$(411,330)	$(347,987)
Adjustments:
Depreciation of building and improvements	609,043	365,433
Amortization of intangible assets	425,033	186,374

Funds from Operations (FFO)	$622,746	$203,820

Reconciliation of FFO to Modified Funds From Operations
Funds From Operations	$622,746	$203,820
Adjustments:
Acquisition fees and expenses	262	-

Revenues in excess of cash received (straight- line rents)	(140,324)	(96,421)
Amortization of above/(below market) rent	33,894	(9,053)

Modified Funds From Operations	$516,578	$98,346

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2011:

	Payments Due During the Years Ending December 31,
	Total	2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)
Plainfield	$20,727,806	$193,539	$576,048	$663,217	$19,295,002
Credit Facility (2)	35,000,000	-	35,000,000	-	-
Emporia	5,263,360	210,265	610,955	689,026	3,753,114
Bridge Loan (3)	1,282,703	1,282,703	-	-	-

Total outstanding debt	62,273,869	1,686,507	36,187,003	1,352,243	23,048,116

Interest on outstanding debt obligations (4)
Plainfield	$8,770,706	$1,047,556	$2,733,192	$2,645,524	$2,344,434
Credit Facility	4,595,208	1,537,326	3,057,882	-	-
Emporia	2,244,132	231,201	566,035	487,568	959,328
Bridge Loan	3,979	3,979	-	-	-

Total interest	15,614,025	2,820,062	6,357,109	3,133,092	3,303,762

Total	$77,887,894	$4,506,569	$42,544,112	$4,485,335	$26,351,878

(1)	Amounts include principal payments only.
(2)

$16.9 million of the Credit Facility was used to finance the Will Partners property acquisition; an additional $5.07 million of the Credit Facility was used to finance the ITT property acquisition; and an additional $13.03 million of the Credit Facility was used to refinance the Renfro property debt. The total Credit Facility is $35 million and is due on June 4, 2013.

(3)	The Bridge Loan was used to finance the Quad/Graphics property acquisition and was paid in full on April 18, 2011.
(4)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2011.

Subsequent Events

See Note 9, Subsequent Events, to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of March 31, 2011, our debt consisted of the property-specific mortgage loans of $26 million, a $35.0 million draw from the Credit Facility and $1.28 million remaining on the Bridge Loan. Such amounts were consistent with our debt outstanding as of December 31, 2010, except that the balance on the Bridge Loan was $7.87 million as of December 31, 2010.

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

Bridge Loan

On December 30, 2010, we obtained approximately $7.87 million in debt to help fund the acquisition of the Quad/Graphics property pursuant to the Bridge Loan. In connection with the Bridge Loan, we also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan is paid in full, the Quad/Graphics property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the Quad/Graphics property may be refinanced pursuant to the terms of the Credit Facility. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on Bridge Loan would still apply. As of March 31, 2011 the balance of the loan was $1.28 million and was subsequently paid in full on April 18, 2011

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the additional disclosure of the risk factors listed below.

If we breach covenants under our credit facility with KeyBank National Association, we could be held in default under such credit facility, which could accelerate our repayment date and materially adversely affect the value of your investment in us.

We entered into a credit facility with KeyBank National Association (“KeyBank”) under which we have borrowed $35 million and may borrow up to $75 million. The credit facility includes a number of financial covenant requirements for us. If we should breach certain of those financial covenant requirements, Key Bank could consider the loan in default and accelerate our repayment date. If we do not have sufficient cash to repay the credit facility at that time, KeyBank could foreclose on a number of our properties securing the credit facility. Such foreclosure could result in a material loss for us and would adversely affect the value of your investment in us.

Your interest in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in this offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of March 31, 2011, we had approximately 2.59 million shares of common stock issued and outstanding, and we own approximately 45% of the operating partnership units. The affiliates of our sponsor own approximately 46% of the limited partnership units, and the remaining approximately 9% is owned by third parties. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was $7.54 as of March 31, 2011 as compared to our offering price per share of $10.00 as of March 31, 2011. Therefore, upon a purchase of our shares in the Primary Public Offering, you will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. During the three months ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933. Our equity raise as of March 31, 2011 resulted in the following:

Common shares issued in our Public Offering	2,312,653
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	31,138
Gross Public Offering proceeds	$23,091,686
Gross Public Offering proceeds from shares issued pursuant to the distribution reinvestment plan	295,816

Total Gross Public Offering proceeds	23,387,502

Selling commissions and dealer manager fees paid	2,282,552
Reimbursement to our advisor of O&O costs paid	190,694
Reimbursement to our advisor of O&O costs Deferred	129,233

Net Public Offering proceeds	$20,785,023

The remainder of the net proceeds was used to fund general operating expenses, shareholder distributions and principal payments made on the Bridge Loan.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

Exhibit No.	Description

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.1	Purchase and Sale Agreement by and between One Directory Place LLC and The GC Net Lease (Loveland) Investors, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

10.2	Lease between One Directory Place LLC and Directory Printing Company, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

10.3	First Amendment to Lease between One Directory Place LLC and Quebecor Printing Loveland, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

10.4	Second Amendment to Lease between One Directory Place LLC and Quebecor World Loveland, Inc., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

10.5	Third Amendment to Lease between One Directory Place LLC and World Color (USA), LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

10.6	Lease Memorandum, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2011, Commission File No. 333-159167

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GC NET LEASE REIT, INC. (Registrant)

Dated: May 13, 2011	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer