Form 10-Q
period 2011-06-30
Griffin Capital Net Lease REIT, Inc.
filed 2011-08-10
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54377

Griffin Capital Net Lease REIT, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2011: 3,745,637, $0.001 par value per share.

FORM 10-Q

GRIFFIN CAPITAL NET LEASE REIT, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Cash and cash equivalents	$1,354,397	$1,636,072
Restricted cash	1,836,454	1,658,070
Real estate:
Land	27,003,796	11,703,796
Building and improvements	110,914,163	77,096,442
Tenant origination and absorption cost	34,400,671	18,095,906

Total real estate	172,318,630	106,896,144
Less: accumulated depreciation and amortization	(6,242,689)	(3,862,595)

Total real estate, net	166,075,941	103,033,549
Above market leases, net	1,620,898	1,725,856
Deferred rent	1,023,869	671,995
Deferred financing costs, net	728,590	967,051
Other assets	212,144	448,483

Total assets	$172,852,293	$110,141,076

LIABILITIES AND EQUITY
Mortgage payable, plus unamortized premium of $400,755 and $0, respectively	$60,641,283	$26,129,231
Credit Facility	35,000,000	35,000,000
Bridge Loan	8,272,195	7,871,500
Restricted reserves	717,635	538,741
Accounts payable and other liabilities	3,068,442	857,322
Distributions payable	333,075	248,092
Due to affiliates, net	2,266,966	1,480,570
Below market leases, net	9,734,239	870,807

Total liabilities	120,033,835	72,996,263

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2011 and December 31, 2010	4,886,686	4,886,686
Common stock subject to redemption	495,059	170,810
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2011 and December 31, 2010	-	-
Common Stock, $0.001 par value; 700,000,000 shares authorized; 3,448,286 and 1,845,339 shares outstanding, as of June 30, 2011 and December 31, 2010, respectively	34,449	18,438
Additional paid-in capital	28,728,127	15,441,289
Cumulative distributions	(1,582,713)	(713,332)
Accumulated deficit	(2,912,404)	(1,236,878)

Total stockholders’ equity	24,267,459	13,509,517
Noncontrolling interests	23,169,254	18,577,800

Total equity	47,436,713	32,087,317

Total liabilities and equity	$172,852,293	$110,141,076

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental income	$3,175,907	$1,343,604	$5,629,926	$2,518,487
Property tax recovery	442,773	135,082	782,730	232,922
Interest income	342	798	692	2,804

Total revenue	3,619,022	1,479,484	6,413,348	2,754,213

Expenses:
Asset management fees to affiliates	260,664	116,714	464,876	219,544
Property management fees to affiliates	90,704	37,282	165,176	69,364
Property tax expense	442,773	135,082	782,730	232,922
Acquisition fees and expenses	2,798,932	909,362	2,799,194	909,362
General and administrative expenses	502,757	139,662	872,892	413,428
Depreciation and amortization	1,346,018	623,948	2,380,094	1,175,756
Interest expense	1,503,621	658,868	2,686,163	1,223,258

Total expenses	6,945,469	2,620,918	10,151,125	4,243,634

Net loss	(3,326,447)	(1,141,434)	(3,737,777)	(1,489,421)
Net loss attributable to noncontrolling interests	(1,819,566)	(865,207)	(2,062,251)	(1,197,495)

Net loss attributable to Griffin Capital Net
Lease REIT, Inc. common stockholders	$(1,506,881)	$(276,227)	$(1,675,526)	$(291,926)

Net loss per share, basic and diluted	$(0.50)	$(0.38)	$(0.64)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	2,997,534	728,601	2,599,601	527,741

Distributions declared per common share	$0.17	$0.17	$0.34	$0.34

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2009	252,319	2,523	928,009	(92,834)	(246,515)	591,183	17,678,748	18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	-	-	15,742,844	-	15,742,844
Discount on issuance of common stock	-	-	(21,635)	-	-	(21,635)	-	(21,635)
Offering costs	-	-	(1,192,014)	-	-	(1,192,014)	-	(1,192,014)
Distributions	-	-	-	(458,682)	-	(458,682)	-	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	-	-	-	-
Additions to common stock subject to redemption	947	9	(161,825)	-	-	(161,816)	-	(161,816)
Contribution of noncontrolling interests	-	-	-	-	-	-	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	-	-	-	-	-	-	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	-	-	-	-	-	-	(1,568,275)	(1,568,275)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(207,262)	(207,262)
Net loss	-	-	-	-	(990,363)	(990,363)	(2,818,725)	(3,809,088)
BALANCE December 31, 2010	1,845,339	18,438	15,441,289	(713,332)	(1,236,878)	13,509,517	18,577,800	32,087,317
Gross proceeds from issuance of common stock	1,568,815	15,688	15,672,451	-	-	15,688,139	-	15,688,139
Discount on issuance of common stock	-	-	(103,536)	-	-	(103,536)	-	(103,536)
Offering costs	-	-	(2,281,754)	-	-	(2,281,754)	-	(2,281,754)
Distributions	-	-	-	(545,132)	-	(545,132)	-	(545,132)
Issuance of shares for distribution reinvestment plan	34,132	323	323,926	(324,249)	-	-	-	-
Additions to common stock subject to redemption	-	-	(324,249)	-	-	(324,249)	-	(324,249)
Contribution of noncontrolling interests	-	-	-	-	-	-	7,788,990	7,788,990
Distributions for noncontrolling interests	-	-	-	-	-	-	(957,491)	(957,491)
Distributions for noncontrolling interests subject to redemption	-	-	-	-	-	-	(177,794)	(177,794)

Net loss	-	-	-	-	(1,675,526)	(1,675,526)	(2,062,251)	(3,737,777)
BALANCE June 30, 2011	3,448,286	$34,449	$28,728,127	$(1,582,713)	$(2,912,404)	$24,267,459	$23,169,254	$47,436,713

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(3,737,777)	$(1,489,421)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building and building improvements	1,331,722	809,526
Amortization of intangible assets	1,048,372	366,230
Amortization of above and below market leases	(41,798)	(7,374)
Amortization of deferring financing costs	377,961	25,152
Amortization of debt premium	(11,542)	-
Deferred rent	(351,874)	(198,971)
Property maintenance funded from restricted cash reserves	510	-
Change in operating assets and liabilities:
Other assets	236,339	125,692
Accounts payable and other liabilities	2,211,120	(320,388)
Due to affiliates, net	786,396	(315,619)

Net cash provided by (used in) operating activities	1,849,429	(1,005,173)

Investing Activities:
Acquisition of properties	(13,785,562)	(18,825,278)
Tenant improvements	-	(447,337)
Tenant improvements funded from restricted cash reserves	-	447,337

Net cash used in investing activities	(13,785,562)	(18,825,278)

Financing Activities:
Proceeds from borrowings	12,300,000	16,900,000
Principal payoff of secured indebtedness	(11,899,305)	-
Principal amortization payments on secured indebtedness	(314,152)	(167,412)
Deferred financing costs	(139,500)	(601,909)
Issuance of common stock, net	13,302,849	6,454,319
Distributions to noncontrolling interests	(1,095,358)	(679,881)
Distributions to common stockholders	(500,076)	(119,770)

Net cash provided by financing activities	11,654,458	21,785,347

Net (decrease) increase in cash and cash equivalents	(281,675)	1,954,896
Cash and cash equivalents at the beginning of the period	1,636,072	387,272

Cash and cash equivalents at the end of the period	$1,354,397	$2,342,168

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,790,552	$939,124
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- ongoing improvement reserve paid by tenant	$-	$792,366
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates plus a premium of $412,298	$34,837,746	$-
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$7,788,990	$7,480,000
Distributions payable to noncontrolling interests	$221,560	$152,665
Distributions payable to common stockholders	$111,515	$35,926
Common stock issued pursuant to the distribution reinvestment plan	$324,249	$33,904

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

1.	Organization

Griffin Capital Net Lease REIT, Inc. (formerly known as The GC Net Lease REIT, Inc.), a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for the taxable year ended December 31, 2010. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering. The Company’s Sponsor was formed in 1995 to principally engage in acquiring and developing office and industrial properties.

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement, as amended, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of June 30, 2011 and December 31, 2010, the Company had 3.5 million and 1.9 million shares outstanding, respectively. As of June 30, 2011 and December 31, 2010, the Company had $0.5 million and $0.2 million in shares classified as common stock subject to redemption, respectively. (See Note 7, Share Redemption Program).

Griffin Capital Securities, Inc. (the “Dealer Manager”) is one of the Company’s affiliates. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. On October 27, 2009, the Company and the Dealer Manager entered into a dealer manager

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

agreement for the Public Offering. The dealer manager agreement may be terminated by either party upon prior written notice.

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received by the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2011, the Company owned approximately 46% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s President and Director, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, owned approximately 36% of the limited partnership units of the Operating Partnership. The remaining approximately 18% of the limited partnership units were owned by third parties. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2011 and December 31, 2010.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of June 30, 2011 and December 31, 2010.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements. As of June 30, 2011 and December 31, 2010, the balance of these reserves, included on the consolidated balance sheets as restricted cash, was $1.8 million and $1.7 million, respectively.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.

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

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Tenant origination and absorption cost	Remaining contractual lease term
In-place lease valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2011 and December 31, 2010, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of June 30, 2011, there were no leases that provide for contingent rental income.

During the six months ended June 30, 2011 and 2010, the Company recognized deferred rent from tenants of $0.4 million and $0.2 million, respectively. As of June 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $1.0 million and $0.7 million, respectively, and is included in deferred rent on the consolidated balance sheets.

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company reconciles the estimated real estate tax reimbursement to the actual amount incurred and adjusts the property tax recovery to reflect the actual amount incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	June 30, 2011	December 31, 2010
Cumulative offering costs- Private and Public Offerings	$5,319,495	$3,507,244

Cumulative organizational costs- Private and Public Offerings	$342,545	$341,455

Organizational and offering costs previously advanced by the Advisor	$643,941	$643,941
Adjustment to organizational and offering costs pursuant to 15% limitation (discussed below)	(396,225)	(920,573)

Net due to/(from) Advisor	$247,716	$(276,632)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Of the total organizational and offering costs incurred in excess of the 15% of gross offering proceeds limitation pursuant to the Second Amended and Restated Advisory Agreement, $5.1 million related to the Company’s Public Offering. The $5.1 million exceeded the limitation by approximately $0.4 million. Therefore, if the Company terminated its Public Offering on June 30, 2011, the Company’s liability to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, would be reduced by $0.4 million. As such, the $0.4 million is reflected as a reduction in the $0.6 million owed to the Advisor for unreimbursed amounts previously advanced by the Advisor, which is included in the “Due to Affiliates” balance on the consolidated balance sheets. The Company continues to monitor both the 3.5% and 15% limitations and expects to be liable to the Advisor for all organizational and offering costs advanced on its behalf as additional offering proceeds are raised. (See Note 6, Related Party Transactions.)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized as a component of interest expense over the terms of the respective financing agreements. As of June 30, 2011 and December 31, 2010, the Company’s deferred financing costs, net of amortization, were approximately $0.7 million and $1.0 million, respectively.

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

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Thus, noncontrolling interests determined to be redeemable were classified as temporary equity. (See Note 5, Noncontrolling Interests.)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of June 30, 2011.

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2011, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, the Credit Facility and the Bridge Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. The Company had two interest rate cap agreements in effect for a combined notional amount of $22.2 million, which expired on June 30, 2011. Upon expiration of the interest rate caps, the Company entered into an additional interest rate cap agreement for the full amount of the outstanding Credit Facility, which will expire on December 31, 2011. (See Note 4, Debt.)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Other than the Plainfield mortgage debt and the Emporia Partners mortgage debt, as discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value. The fair value of the Plainfield mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the fair value of the Plainfield mortgage debt was $21.9 million and $22.1 million, respectively, compared to the carrying value of $20.7 million and $20.8 million, respectively. The fair value of the Emporia Partners mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the fair value of the Emporia Partners mortgage debt was $5.3 million and $5.5 million, respectively, compared to the carrying value of $5.2 million and $5.3 million, respectively. The LTI mortgage debt was recorded at an estimated fair value of $34.8 million, which includes a premium of $0.4 million.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2011, the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2011, the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of June 30, 2011 and December 31, 2010, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended June 30, 2011 and the year ended December 31, 2010. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184932 per day per share on the outstanding shares of common stock.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-05 will have a material impact to its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU No. 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU 2011-04 will have a material impact to its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company’s adoption of this ASU as of January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

3.	Real Estate

Acquisition of LTI Property

On May 13, 2011, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the co-tenancy interests in a single-story, lab and manufacturing headquarters

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

facility located in Carlsbad, CA (“LTI property”) from 29 unaffiliated third party investors and one affiliated investor. Certain investors contributed all or a portion of their ownership interest in the LTI property in exchange for limited partnership units in the Operating Partnership. The LTI property is 100% leased to a single tenant, Life Technologies Corporation (“LTI”), on a net lease basis, obligating LTI to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately 11 years.

The purchase price of the LTI property was $56.0 million. The Company caused the Operating Partnership to issue $7.8 million in limited partnership units to those contributing investors. The remaining purchase price was substantially financed with an expansion and extension of the existing Bridge Loan discussed in Note 4, Debt, in the amount of $12.3 million and the assumption of the existing mortgage loan of $34.4 million ($34.8 million at estimated fair value including the premium of $0.4 million), offset by credits of $0.6 million for financing and closing costs. The remainder of the purchase price of $2.1 million has been deferred by the Company and will be paid upon repayment of the Bridge Loan. The following table provides the purchase price allocation and related financing activity:

Land	$15,300,000
Building and improvements	$33,817,721
Tenant origination and absorption cost	$16,304,765
In-place lease valuation (below market)	$(9,010,188)
Debt premium	$(412,298)
Remaining purchase price deferred	$2,094,150
Closing credits for financing and closing costs (1)	$(608,588)
Mortgage payable assumed	$34,425,448
Bridge Loan	$12,300,000
Limited partnership units issued (units)	825,285
Price per share of units issued (2)	$9.20 or 9.60
Limited partnership units issued (dollars)	$7,788,990

(1)	Amount is a reduction to the related real estate assets in the consolidated balance sheets.
(2)	Price per share is based on whether contributing investors were represented by a third-party financial advisor or not.

As of June 30, 2011, the Company owned seven properties, encompassing approximately 2.3 million rentable square feet as shown in the table below:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Property	Acquisition Date	Purchase Price	Property Type	Year of Lease Expiration
Renfro
Clinton, SC	6/18/2009	$21,700,000	Warehouse/ Distribution	2021
Plainfield
Plainfield, IL	6/18/2009	$32,660,000	Office/ Laboratory	2022
Will Partners
Monee, IL	6/4/2010	$26,305,000	Warehouse/ Distribution	2020
Emporia Partners
Emporia, KS	8/27/2010	$8,360,000	Office/Industrial/ Distribution	2020
ITT
Los Angeles, CA	9/23/2010	$7,800,000	Office	2016
Quad/Graphics
Loveland, CO	12/30/2010	$11,850,000	Industrial/ Office	2022
LTI
Carlsbad, CA	5/13/2011	$56,000,000	Office/Laboratory/ Manufacturing	2022

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation. The intangible assets are amortized over the remaining lease term of each property which, on a weighted-average basis, was 9.9 years as of June 30, 2011.

	In-place Lease Valuation	Tenant Origination and Absorption Cost
Annual amortization	$679,745	$3,175,531
5-year amortization	$3,398,725	$15,877,655

Reserves

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

	Balance December 31, 2010	Additions	Utilizations	Balance June 30, 2011
Plainfield (1)	$308,333	$50,000	$-	$358,333
Will Partners (1)	99,923	52,516	(21,941)	130,498
Emporia Partners (2)	645,092	178,615	(80,296)	743,411
ITT (3)	344,722	-	(510)	344,212
Quad/Graphics (3)	260,000	-	-	260,000

Total	$1,658,070	$281,131	$(102,747)	$1,836,454

(1)	Additions to the reserve balance are funded by the tenant.
(2)

The balance at June 30, 2011 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity and tax and insurance reserves totaling $0.2 million, which were funded by the tenant.

(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of June 30, 2011:

2011	$6,793,769
2012	13,654,705
2013	13,803,092
2014	14,099,592
Thereafter	98,744,889

Total	$147,096,047

For the six months ended June 30, 2011, the Company’s seven properties, based on rental income received from such properties as a percentage of aggregate rental income received by the Company, were as follows:

Property	Location	Revenue as a percentage of total rent
Plainfield	Plainfield, IL	21.9%
Will Partners	Monee, IL	21.0%
Renfro	Clinton, SC	16.9%
Emporia Partners	Emporia, KS	12.4%
Quad/Graphics	Loveland, CO	11.1%
LTI	Carlsbad, CA	9.8%
ITT	Los Angeles, CA	6.9%

Total		100%

Approximately 42.9% of the Company’s rental income was concentrated in the State of Illinois as of June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties had been included in operations as of January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$4,301,717	$4,269,914	$8,572,567	$8,522,991

Net Loss	$(3,349,090)	$(4,210,985)	$(3,829,509)	$(4,650,887)

Net loss attributable to common stockholders	$(1,436,759)	$(648,492)	$(1,508,827)	$(544,154)

Loss per share	$(0.48)	$(0.89)	$(0.58)	$(1.03)

4.	Debt

In conjunction with the contribution of the Emporia Partners property on August 27, 2010 and the LTI property on May 13, 2011, the Company assumed mortgage debt as follows:

	Emporia Partners	LTI
Original loan balance	$6.93 million	$37.0 million
Assumed loan balance	$5.42 million	$34.43 million
Interest rate	5.88%(fixed)	5.80%(fixed)
Initial loan term	20 years	10 years
Loan Maturity	September 2023	March 2016

The terms of the Emporia Partners mortgage debt require monthly principal and interest payments. The Emporia Partners mortgage debt is secured by a first mortgage and security agreement on the Company’s interest in the underlying Emporia Partners property, a fixture filing, and an assignment of leases, rents, income and profits. As of June 30, 2011 the balance of the loan was $5.2 million.

In connection with the acquisition of the LTI property, pursuant to the Note and Deed of Trust Assumption Agreement dated May 13, 2011 (the “Assumption Agreement”), the Company, through a wholly-owned subsidiary of the Operating Partnership, assumed the obligations of the contributors and sellers under the LTI mortgage debt. The LTI mortgage debt was securitized, and Wells Fargo Bank, N.A. acts as trustee related thereto. The LTI mortgage debt is secured by a deed of trust, security agreement and fixture filing, and an assignment of leases and rents. In connection with the Assumption Agreement, the Company and its operating partnership became obligated as non-recourse carve-out guarantors of the LTI mortgage debt. The LTI mortgage debt calls for monthly principal and interest payments. As of June 30, 2011 the balance of the loan was $34.4 million, shown on the consolidated balance sheets as $34.8 million, which includes a valuation premium of $0.4 million on the date of acquisition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association (“KeyBank”), which provided the Company with an initial $25.0 million credit facility (the “Credit Facility”) to finance the acquisition of properties. The terms of the Credit Facility provide for monthly, interest-only payments with the balance due on June 4, 2013. The Credit Facility is guaranteed by the Company and is secured by individual security agreements on the Operating Partnership’s underlying interest in the Will Partners and ITT properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

Under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the agreement relating to the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. These rates are subject to a minimum LIBOR of 2.00%. As of June 30, 2011 the LIBOR-based rate was 0.19%.

Prior to November 28, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Operating Partnership made an initial draw of $16.9 million to acquire the Will Partners property and a subsequent draw of approximately $5.1 million to acquire the ITT property. The Operating Partnership elected to have the LIBOR-based rate apply to such loans, which amounted to an initial interest rate of 5.75%. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms.

On November 22, 2010, the Company, through the Operating Partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility to $35.0 million, upon which the Company additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property. The additional debt is subject to the same terms described above. As of June 30, 2011, the total amount of funds drawn under the credit facility is $35.0 million.

On December 30, 2010, the Company, through the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.9 million from KeyBank, utilized to fund the acquisition of the Quad/Graphics property. The Bridge Loan had an initital term of six months, and bears interest at a rate of daily LIBOR plus 450 basis points, with an initial rate of 6.5%. These rates are subject to a minimum LIBOR of 2.0%. The terms of the Bridge Loan required periodic payments throughout the month equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of approximately $1.3 million. The Bridge Loan is guaranteed by various wholly-owned subsidiaries of the Company’s Operating Partnership, as well as by Kevin A. Shields, the Company’s President and Director. In connection with the Bridge Loan, the Company also executed the second amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

under the Credit Facility. When the Bridge Loan was paid in full on April 18, 2011, the Quad/Graphics property became additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property may be refinanced under the Credit Facility.

On May 13, 2011, the Company further amended the Bridge Loan agreement in order to obtain an additional $12.3 million, which was utilized to substantially fund the acquisition of the LTI property. The terms of the amended Bridge Loan are the same as the initial Bridge Loan discussed above in that, when the amended Bridge Loan is paid in full, the LTI property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the LTI property may be refinanced pursuant to the terms of the Credit Facility. The amended Bridge Loan calls for monthly payments equal to the net equity raised in the Company’s Public Offering, subject to a minimum of $2.1 million. As of June 30, 2011 the balance of the loan was $8.3 million.

Debt Covenant Compliance

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants was required beginning with the quarter ended September 30, 2010. With the acquisition and financing of the ITT property, the Company was required to effect an interest rate hedge instrument on September 28, 2010. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge was in place for six months and expired on April 7, 2011, for which the Company paid $7,000. On December 28, 2010, the Company executed an additional interest rate cap in connection with the refinancing of the Renfro property debt, as discussed above, for a notional amount of $18.6 million, fixing the index at 2.0%. The second hedge was also in place for six months and expired on June 30, 2011, for which the Company paid $10,000. The Company executed an interest rate cap upon expiration of the first hedge, fixing the index at 2.0% for a notional amount of $16.4 million, resulting in a total notional amount of $35.0 million. This hedge, for which the Company paid $5,000, also expired on June 30, 2011. Upon expiration of the interest rate caps on June 30, 2011, the Company paid $10,000 for an additional interest rate cap agreement for the full amount of the outstanding Credit Facility, which will expire on December 31, 2011.

As part of the amendment effective November 22, 2010, KeyBank temporarily amended the interest coverage ratio covenant requirement from 1.85 times adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) to 1.80 times for the third and fourth quarters ending September 30, 2010 and December 31, 2010, respectively, and clarified the definition of fixed charge coverage ratio.

As part of the Second Amendment to Credit Facility, KeyBank further amended the tangible net worth definition (as defined in the Second Amendment to Credit Facility) and liquidity covenant requirements from $2.0 million to $1.0 million through June 30, 2011. For the quarter ended June 30, 2011, KeyBank extended the $1.0 million liquidity requirement until the amended Bridge Loan is paid in full. Further, KeyBank reduced the interest rate coverage ratio again from 1.85 times EBITDA to 1.80 times for the same time period.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

The following summarizes the future principal repayments of all loans as of June 30, 2011 per the loan terms discussed above:

2011	$8,837,578
2012	1,183,862
2013	36,268,726	(1)
2014	1,348,383
2015	1,433,059
Thereafter	54,441,115

Total	$103,512,723

(1)	Amount includes payment of the balance of the Credit Facility upon expiration on June 4, 2013.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Operating partnership units were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of June 30, 2011, noncontrolling interests were approximately 54% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 55% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported in the consolidated financial statements as noncontrolling interests.

The Operating Partnership has issued 3.2 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties. To the extent the contributors should elect to

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.

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

The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Beginning balance	$18,577,800	$17,678,748
Contribution of noncontrolling interests	7,788,990	7,480,000
Additions to noncontrolling interests subject to redemption	-	(7,480,000	)(1)
Distributions for noncontrolling interests	(957,491)	(716,743)
Distributions for noncontrolling interests subject to redemption	(177,794)	-
Net loss	(2,062,251)	(1,197,495)

Ending balance	$23,169,254	$15,764,510

(1)

As discussed above, $2.6 million of this amount was reclassified to noncontrolling interests (permanent equity), leaving a total of $4.9 million in temporary equity, subsequent to the quarter ended June 30, 2010.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred, paid and due to affiliates as of December 31, 2010 and June 30, 2011:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

	Year Ended December 31, 2010			Six Months Ended June 30, 2011
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,629,344	$-	$1,629,344	$1,680,000	$1,629,344	$1,680,000
Operating expenses	91,371	46,485	44,886	161,552	125,661	80,777
Asset management fees	560,141	499,150	60,991	464,875	333,273	192,593
Property management fees	188,793	166,812	21,981	165,175	121,276	65,880
Organizational and offering costs advanced by the Advisor	643,941	-	643,941	643,941	-	643,941
Adjustment for organizational and offering costs incurred in excess of the 15% limitation	(920,573)	-	(920,573)	(396,225)	-	(396,225)

Total	$2,193,017	$712,447	$1,480,570	$2,719,318	$2,209,554	$2,266,966

Dealer Manager fees	$1,545,875	$1,545,875	$-	$1,463,584	$1,463,584	$-

The Second Amended and Restated Advisory Agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on June 30, 2011, the Company’s liability to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above, would be reduced by the excess. As of June 30, 2011, the Company’s organizational and offering costs exceeded the limitation by $0.4 million, which is therefore reflected as a reduction in the $0.6 million owed to the Advisor for unreimbursed amounts previously advanced by the Advisor, which is included in the “Due to Affiliates” balance on the consolidated balance sheets. The following table summarizes the payable due to the Advisor:

Organizational and offering costs incurred – Public Offering	$5,099,597
Limitation for organizational and offering costs at 15% of gross offering proceeds of $31,355,816 if Public Offering terminated on June 30, 2011	4,703,372

Amount incurred in excess of limitation	396,225
Organizational and offering costs advanced by the Advisor as of June 30, 2011	643,941

Payable due to Advisor if Public Offering terminated on June 30, 2011 (1)	$(247,716)

(1)	Pursuant to the Second Amended and Restated Advisory Agreement, this amount would not be required to be paid until 60 days following the termination of the Public Offering.

The Company continues to monitor this limitation and expects that as offering proceeds increase the Company will be liable to the advisor for all organizational and offering costs advanced on its behalf.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Management Compensation

The following table summarizes the compensation and fees the Company will pay to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs for providing services. The sales commissions may vary for different categories of purchasers.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Property Management Fees (Property Manager)

The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues collected from the properties plus reimbursement of the costs of managing the properties. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

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

(Advisor)

Subordinated Performance Fee Due Upon Termination of the Second Amended and Restated Advisory Agreement (payable only if the Company is not listed on a national securities exchange); and

(Advisor)

Subordinated Incentive Listing Fee

(payable only if the Company is listed on a national securities exchange)

(Advisor)

The Advisor is entitled to receive the following:

  1)   A Subordinated Share of Net Sales Proceeds (as defined in the Second Amended and Restated Advisory Agreement) in the event of a sale transaction involving a property or an entity owning a property, if the Company’s stockholders are paid their return of capital plus an annual cumulative, non-compounding return;

  2)   A Subordinated Performance Fee (as defined in the Second Amended and Restated Advisory Agreement) Due Upon Termination of the Second Amended and Restated Advisory Agreement if the Company terminates the Second Amended and Restated Advisory Agreement for any reason other than a material breach by the Advisor as a result of willful or intentional misconduct or bad faith on behalf of the Advisor. Such fee is reduced by any prior payment to the advisor of a subordinated share of net sale proceeds; and

  3)   A Subordinated Incentive Listing Fee (as defined in the Second Amended and Restated Advisory Agreement) in the event the Company lists its stock for trading, which fee, in excess of capital invested in the Company, will be subordinated until each shareholder’s investment value is equal to their initial invested capital.

Each compensation discussed above is calculated as follows:

•    5.0% if the stockholders are paid return of capital plus a 6.0% to 8.0% annual cumulative, non-compounding return; or

•    10.0% if the stockholders are paid return of capital plus an 8.0% to 10.0% annual cumulative, non-compounding return; or

•    15.0% if the stockholders are paid return of capital plus a 10.0% or more annual cumulative, non-compounding return.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

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

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Second Amended and Restated Advisory Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2011 and December 31, 2010, $0.5 million and $0.2 million in shares, respectively, had been issued under the distribution reinvestment plan.

Share Redemption Program

The Company has adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s distribution reinvestment plan. The amount paid to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan. As of June 30, 2011 and December 31, 2010, $0.5 million and $0.2 million in shares of common stock, respectively, were eligible for redemption. There were no redemption requests as of June 30, 2011.

8.	Declaration of Distributions

On June 15, 2011, the Company’s board of directors declared distributions for the third quarter of 2011 in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on July 1, 2011 to September 30, 2011. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

As of August 8, 2011, in connection with the Public Offering, the Company has issued 3,497,659 shares of the Company’s common stock for gross proceeds of approximately $34.8 million. Through August 8, 2011, the Company had received aggregate gross offering proceeds of approximately $37.2 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

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

Overview

We were formed on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. On July 12, 2011, we changed our name from The GC Net Lease REIT, Inc. to Griffin Capital Net Lease REIT, Inc. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to Griffin Capital Net Lease REIT, Inc. We were taxed as a REIT for the taxable year ended December 31, 2010 after satisfying both financial and non-financial requirements.

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

We terminated our private offering on November 6, 2009, having raised approximately $2.4 million through the issuance of 0.3 million shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82.5 million shares of common stock to the public, consisting of 75 million shares for sale to the public (our “Primary Public Offering”) and 7.5 million shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of June 30, 2011, we had issued 3.2 million total shares of our common stock for gross proceeds of approximately $31.8 million in our Public Offering, of which 51,453 shares, or $0.5 million, were issued pursuant to the distribution reinvestment plan.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-05 will have a material impact to our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU No. 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of ASU 2011-04 will have a material impact to our consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Our adoption of this ASU as of January 1, 2011 did not have a material impact on our consolidated financial statements.

Results of Operations

As of June 30, 2011, we owned seven properties, encompassing approximately 2.3 million rentable square feet as shown in the tables below:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Renfro
Clinton, SC	6/18/2009	$21,700,000	Warehouse/Distribution	1986	566,500	42.2
Plainfield
Plainfield, IL	6/18/2009	32,660,000	Office/Laboratory	1958-1991	176,000	29.1
Will Partners
Monee, IL	6/4/2010	26,305,000	Warehouse/Distribution	2000	700,200	34.3
Emporia Partners
Emporia, KS	8/27/2010	8,360,000	Office/Industrial/Distribution	1954/2000	320,800	16.6
ITT
Los Angeles, CA	9/23/2010	7,800,000	Office	1996/2010	35,800	3.5
Quad/Graphics
Loveland, CO	12/30/2010	11,850,000	Industrial/Office	1986/1996/2009	169,800	15.0
LTI
Carlsbad, CA	5/13/2011	56,000,000	Office/Laboratory/Manufacturing	1999	328,700	17.6

Total		$164,675,000			2,297,800	158.3

Property	Tenant	Industry	2011 Annualized Gross Base Rent	% of Annualized Gross Base Rent	2011 Annualized Net Effective Rent per Square Foot (1)	Year of Lease Expiration
Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$1,863,000	13.2%	$3.29	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	2,572,000	18.2%	14.61	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	2,311,000	16.4%	3.30	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	1,363,000	9.6%	2.57	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	762,000	5.4%	21.28	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	1,216,000	8.6%	7.16	2022
LTI Carlsbad, CA	Life Technologies Corporation	Research and Development (Biotechnology Tools)	4,046,000	28.6%	12.31	2022

Total			$14,133,000	100.0%	$6.51

(1)	Ending total balance represents an average per square foot for the seven properties.

We owned three properties as of June 30, 2010 and seven properties as of June 30, 2011, as shown in the table above. Therefore, our results of operations for the three and six months ended June 30, 2011 are not directly comparable to those for the three and six months ended June 30, 2010. Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in the future periods and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table provides summary information about our results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Percentage
	2011	2010	Increase	Change
Rental income	$3,175,907	$1,343,604	$1,832,303	136%
Property tax recovery	$442,773	$135,082	$307,691	228%
Asset management fees	$260,664	$116,714	$143,950	123%
Property management fees	$90,704	$37,282	$53,422	143%
Property tax expense	$442,773	$135,082	$307,691	228%
Acquisition fees and expenses	$2,798,932	$909,362	$1,889,570	208%
General and administrative expenses	$502,757	$139,662	$363,095	260%
Depreciation and amortization	$1,346,018	$623,948	$722,070	116%
Interest expense	$1,503,621	$658,868	$844,753	128%

Rental Income

Rental income for the three months ended June 30, 2011 is comprised of rental income of $2.9 million and adjustments to straight-line contractual rent of $0.2 million, plus in-place lease valuation amortization of $0.1 million. Rental income for the three months ended June 30, 2011 increased by $1.8 million compared to the same period a year ago as a result of (1) $1.6 million in additional rental income related to the real estate acquired subsequent to June 30, 2010; (2) an increase in adjustments to straight-line contractual rent of $0.1 million; and (3) an increase in in-place lease valuation amortization of $0.1 million. Also included as a component of revenue is the recovery of property taxes, which increased by $0.3 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2011 and 2010 totaled $0.8 million and $0.3 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the three months ended June 30, 2011 compared to the same period a year ago of $0.5 million is a result of $0.1 million in asset management fees, $0.1 million in property management fees and $0.3 million in property taxes for the real estate acquired subsequent to June 30, 2010, plus two additional months of activity for the Will Partners property acquired on June 4, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 increased by $0.4 million compared to the same period a year ago due to increased operating activity. General and administrative expenses for the three months ended June 30, 2011 totaled $0.5 million consisting mostly of accounting and legal fees of $0.2 million and other expenses totaling $0.3 million The total of $0.3 million in other expenses consisted mainly of allocated personnel costs and rent incurred by our advisor ($0.1 million in total), bank and transfer agent fees ($0.1 million), and a total of $0.1 million for directors’ and officers’ insurance, filing fees, tax payments, printing costs and adjustments to organizational costs. Organizational costs were adjusted as a result of the amount of organizational costs incurred which exceeded 15% of the total equity raised in our Public Offering, as discussed in our Second Amended and Restated Advisory Agreement, Note 6 and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. The adjustment to organizational costs is reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2011 consisted of depreciation of building and building improvements of our properties of $0.7 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $0.6 million. The increase of $0.7 million as compared to the same period in 2010 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the three months ended June 30, 2011 increased by $0.8 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $0.3 million in interest expense related to the assumption of the LTI mortgage debt and the Emporia Partners mortgage debt; (2) $0.2 million in additional interest expense related to the Credit Facility (as defined below); (3) $0.1 million in interest expense related to the short-term bridge facility, as discussed in Note 4, Debt, to the consolidated financial statements. Interest expense for the three months ended June 30, 2011 also includes the amortization of deferred financing costs of $0.2 million whereas during the same period in 2010, deferred financing costs were less than $0.1 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table provides summary information about our results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,			Percentage
	2011	2010	Increase	Change
Rental income	$5,629,926	$2,518,487	$3,111,439	124%
Property tax recovery	$782,730	$232,922	$549,808	236%
Asset management fees	$464,876	$219,544	$245,332	112%
Property management fees	$165,176	$69,364	$95,812	138%
Property tax expense	$782,730	$232,922	$549,808	236%
Acquisition fees and expenses	$2,799,194	$909,362	$1,889,832	208%
General and administrative expenses	$872,892	$413,428	$459,464	111%
Depreciation and amortization	$2,380,094	$1,175,756	$1,204,338	102%
Interest expense	$2,686,163	$1,223,258	$1,462,905	120%

Rental Income

Rental income for the six months ended June 30, 2011 is comprised of rental income of $5.2 million and adjustments to straight-line contractual rent of $0.4 million. Rental income for the six months ended June 30, 2011 increased by $3.1 million compared to the same period a year ago as a result of (1) $2.9 million in additional rental income related to the real estate acquired subsequent to June 30, 2010; (2) an increase in adjustments to straight-line contractual rent of $0.2 million. Also included as a component of revenue is the recovery of property taxes, which increased by $0.5 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2011 and 2010 totaled $1.4 million and $0.5 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the six months ended June 30, 2011 compared to the same period a year ago of $0.9 million is a result of $0.2 million in asset management fees, $0.1 million in property management fees and $0.6 million in property taxes for the real estate acquired subsequent to June 30, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 increased by $0.5 million compared to the same period a year ago due to increased operating activity. General and administrative expenses for the six months ended June 30, 2011 totaled $0.9 million consisting mostly of accounting and legal fees of $0.3 million, board of directors fees of $0.1 million, as well as other expenses totaling $0.5 million The total of $0.5 million in other expenses consisted mostly of allocated personnel costs and rent incurred by our advisor ($0.2 million in total), bank and transfer agent fees ($0.1 million), directors’ and officers’ insurance ($0.1 million) and a total of $0.1 million for printing costs, filing fees, tax payments and adjustments to organizational costs. Organizational costs were adjusted as a result of the amount of organizational costs incurred which exceeded 15% of the total equity raised in our Public Offering, as discussed in our amended and restated advisory agreement, Note 6 and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. The adjustment to organizational costs is reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2011 consisted of depreciation of building and building improvements of our properties of $1.3 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $1.1 million. The increase of $1.2 million as compared to the same period in 2010 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the six months ended June 30, 2011 increased by $1.5 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $0.4 million in interest expense related to the assumption of the LTI mortgage debt and the Emporia Partners mortgage debt; (2) $0.6 million in additional interest expense related to the Credit Facility; (3) $0.2 million in interest expense related to the short-term bridge facility, as discussed in Note 4, Debt, to the consolidated financial statements; and (4) a decrease of $0.1 million in interest expense related to the refinancing of the Renfro property debt. Interest expense for the three months ended June 30, 2011 also includes the amortization of deferred financing costs of $0.4 million whereas during the same period in 2010, deferred financing costs were less than $0.1 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Bridge Loan and Credit Facility discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank National Association (“KeyBank”), which provided our operating partnership with an initial $25.0 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Our operating partnership made an initial draw of $16.9 million to facilitate the acquisition of the Will Partners property and a subsequent draw of approximately $5.1 million to finance the ITT property acquisition.

On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility as of June 30, 2011 was $35.0 million.

On December 30, 2010, we, through our operating partnership, entered into a Bridge Loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.9 million used as a source to fund the acquisition of the Quad/Graphics property. The terms of the Bridge Loan require weekly payments equal to the net equity raised in our Public Offering, subject to a monthly minimum amount of approximately $1.3 million. The balance of the loan was paid in full on April 18, 2011.

On May 13, 2011, we obtained an additional $12.3 million in debt to help fund the acquisition of the LTI property pursuant to the Bridge Loan. The terms of the Bridge Loan remain the same and require weekly payments equal to the net equity raised in our Public Offering, subject to a monthly minimum amount of approximately $2.1 million. As of June 30, 2011 the balance of the loan was $8.3 million.

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

Our cash and cash equivalent balances decreased by $0.3 million during the six months ended June 30, 2011 and were used in or provided by the following:

Operating Activities. During the six months ended June 30, 2011, we generated $1.8 million of cash from operating activities, compared to $1.0 million used during the year same period in 2010. The net loss in the current period is offset by (1) non-cash adjustments of $2.3 million (consisting of depreciation and amortization of $2.7 million less deferred rent of $0.4 million), which increased compared to the same period in 2010 in which non-cash adjustments totaled $1.0 million, as a result of the properties acquired subsequent to June 30, 2010 and (2) cash provided by working capital of $3.2 million compared to cash used for working capital of $0.5 million for the six months ended June 30, 2010. The increase in working capital is due to the acquisitions made subsequent to June 30, 2010 and the related acquisition fees and expenses, which are included in the “Due to Affiliates” balance on the consolidated balance sheets.

Investing Activities. During the six months ended June 30, 2011, we used $13.8 million in cash for investing activities, specifically for the acquisition of the LTI property. During the same period a year ago, we used $18.8 million in cash for the acquisition of the Will Partners property and we also funded $0.5 million for tenant improvements from reserve proceeds held by lenders, which were assumed by us in conjunction with the contribution of the Plainfield and Renfro properties.

Financing Activities. During the six months ended June 30, 2011, we generated $11.7 million in financing activities as compared to $21.8 million during the same period a year ago, an increase in cash usage of $10.1 million. The increase in cash usage is the net result of a $7.3 million increase and a $17.4 million decrease. The $7.3 million increase is made up of: (1) an increase of $6.8 million in the issuance of common stock during the six months ended June 30, 2011, compared to the same period a year ago and (2) $0.5 million decrease in deferred financing costs incurred. The $17.4 million decrease consists of the following: (1) $11.9 million in payments made on the Bridge Loan, of which there were none in the same period in 2010; (2) a decrease of $4.6 million in borrowing proceeds compared to the same period in 2010; (3) a $0.1 million increase in loan amortization compared to the same period a year ago due to the amortization of the

Emporia Partners mortgage debt and the LTI mortgage debt; and (4) a $0.8 million increase in distribution payments.

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

The following table shows distributions paid for the first two quarters of 2011 and the last two quarters during the year ended December 31, 2010:

	June 30, 2011				March 31, 2011			December 30, 2010			September 30, 2010
Distributions paid in cash- noncontrolling interests	$568,037				$527,321			$533,179			$496,645
Distributions paid in cash- common stockholders	287,409				212,667			162,080			123,391
Distributions reinvested (shares issued)	192,978				131,271			79,788			48,124

Total distributions	$1,048,424	(1)			$871,259			$775,047			$668,160

Source of distributions:
Cash flows provided by (used in) operations	$855,446		82%	(2)	$739,988	85%	(2)	$276,853	36%	(2)	$(96,454)	(14%	)(2)
Proceeds from issuance of common stock (3)	-				-			418,406	54%		716,490	107%
Distributions reinvested (shares purchased)	192,978		18%		131,271	15%		79,788	10%		48,124	7%

Total sources	$1,048,424		100%		$871,259	100%		$775,047	100%		$668,160	100%

(1)	Total distributions declared but not paid as of June 30, 2011 for noncontrolling interests (including our advisor), and common stockholders were $0.2 million and $0.1 million, respectively.
(2)

Percentages were calculated by dividing the respective source amount by the total sources of distributions. Sources appearing as negative amounts represent instances in which cash flows were used in, rather than provided by, operations. Accordingly, percentages calculated on these amounts also appear as negative numbers.

(3)	During the six months ended June 30, 2011, proceeds from issuance of common stock were used to pay down the principal balance of the Bridge Loan.

From our inception through June 30, 2011, we paid and declared cumulative distributions of approximately $1.6 million to common stockholders and approximately $3.6 million to the limited partners of our operating partnership, as compared to cumulative FFO of approximately $(3.5) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Funds from Operations and Modified Funds from Operations

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

The Investment Program Association, (“IPA”), issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). We adopted the IPA MFFO Guideline for the year ended December 31, 2010 as presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that MFFO is a beneficial indicator of on-going portfolio performance and our ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, the amortization of in-place lease valuations, and the accretion/amortization of debt discounts/premiums. FFO is further adjusted for certain non-operating cash items such as acquisitions fees and expenses.

By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight line rent, amortization of in-place lease valuation and amortization of debt premiums. These items are GAAP non-cash adjustments and are included in historical earnings. These items are added back to FFO as a means of determining operating results of our portfolio.

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

Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Loss	$(3,326,447)	$(1,141,434)	$(3,737,777)	$(1,489,421)
Adjustments:
Depreciation of building and improvements	722,679	422,519	1,331,722	809,526
Amortization of intangible assets	623,339	201,429	1,048,372	366,230

Funds from Operations (FFO)	$(1,980,429)	$(517,486)	$(1,357,683)	$(313,665)

Reconciliation of FFO to Modified Funds From Operations
Funds From Operations	$(1,980,429)	$(517,486)	$(1,357,683)	$(313,665)
Adjustments:
Acquisition fees and expenses	2,798,932	909,362	2,799,194	909,362
Revenues in excess of cash received (straight- line rents)	(211,549)	(102,550)	(351,874)	(198,971)
Amortization of above/(below market) rent	(75,692)	1,679	(41,798)	(7,374)
Amortization of debt premium	(11,542)	-	(11,542)	-

Modified Funds From Operations	$519,720	$291,005	$1,036,297	$389,352

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2011:

	Payments Due During the Years Ending December 31,
	Total	2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$103,512,723	$8,837,578	$37,452,588	$2,781,442	$54,441,115
Interest on outstanding debt obligations (2)	24,112,145	2,996,750	10,295,571	6,907,122	3,912,702

Total	$127,624,868	$11,834,328	$47,748,159	$9,688,564	$58,353,817

(1)

Amounts include principal payments only. The total Credit Facility is $35.0 million and is due on June 4, 2013. The Bridge Loan which was used to finance the Quad/Graphics property acquisition was paid in full on April 18, 2011. An additional

$12.3 million was obtained pursuant to the Bridge Loan to help finance the acquisition of the LTI property and is due on November 13, 2011. The payments on the LTI mortgage debt do not include the premium of $0.4 million.

(2)

Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2011. Interest payments for the Bridge Loan are based on the minimum monthly principal payment required.

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

As of June 30, 2011, our debt consisted of the property-specific mortgage loans of $60.6 million, a $35.0 million draw from the Credit Facility and $8.3 million remaining on the Bridge Loan. Such amounts were consistent with our debt outstanding as of December 31, 2010, except that the LTI property mortgage loan was assumed in May 2011. Additionally, the balance on the Bridge Loan of $7.9 million as of December 31, 2010 was paid off in full in April 2011 and an additional $12.3 million was obtained in May 2011.

LTI Mortgage Debt

In conjunction with the contribution of the LTI property, we assumed $34.4 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Emporia Partners Mortgage Debt

In conjunction with the contribution of the Emporia Partners property, we assumed $5.4 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Credit Facility

On June 4, 2010, we obtained approximately $16.9 million in debt to finance our acquisition of the Will Partners property pursuant to the Credit Facility. On September 23, 2010, we further obtained approximately $5.1 million in debt from the Credit Facility to finance our acquisition of the ITT property. On November 22, 2010, we increased the total amount of the Credit Facility, upon which we additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on the Credit Facility would still apply.

Bridge Loan

On December 30, 2010, we obtained approximately $7.9 million in debt to help fund the acquisition of the Quad/Graphics property pursuant to the Bridge Loan. In connection with the Bridge Loan, we also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. The Bridge Loan was paid in full on April 18, 2011 and, as a result, the Quad/Graphics property became additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property may be refinanced pursuant to the terms of the Credit Facility. On May 13, 2011, the Bridge Loan was amended and we obtained an additional $12.3 million utilized to substantially fund the acquisition of the LTI property, which became additional security for the Bridge Loan. When the Bridge Loan is paid in full, the LTI property will serve as additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan will be released, and the LTI property may be refinanced pursuant to the terms of the Credit Facility. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on Bridge Loan would still apply. As of June 30, 2011, the balance of the loan was $8.3 million.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into a credit facility with KeyBank National Association (“KeyBank”) under which we have borrowed $35.0 million and may borrow up to $75.0 million. The credit facility includes a number of financial covenant requirements for us. If we should breach certain of those financial covenant requirements, KeyBank could consider the loan in default and accelerate our repayment date. If we do not have sufficient cash to repay the credit facility at that time, KeyBank could foreclose on a number of our properties securing the credit facility. Such foreclosure could result in a material loss for us and would adversely affect the value of your investment in us.

Your interest in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in this offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of June 30, 2011, we had approximately 3.5 million shares of common stock issued and outstanding, and we own approximately 46% of the operating partnership units. The affiliates of our sponsor own approximately 36% of the limited partnership units, and the remaining approximately 18% is owned by third parties. Because of these and other reasons described in this “Risk Factors”

section of our Annual Report on Form 10-K for the year ended December 31, 2010, you should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was $7.18 as of June 30, 2011 as compared to our offering price per share of $10.00 as of June 30, 2011. Therefore, upon a purchase of our shares in the Primary Public Offering, you will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

We may face conflicts of interest when disposing of certain of our properties, which may cause us to make payments to the affiliated contributors of such properties pursuant to tax protection agreements.

In connection with the contribution of five of our properties from certain affiliates of our sponsor, we have entered into tax protection agreements with the contributors. These agreements obligate our operating partnership to reimburse the contributors for tax liabilities resulting from their recognition of income or gain if we cause our operating partnership to take certain actions with respect to the various properties, the result of which causes income or gain to the contributors in the 10 years subsequent to the contribution of such property. As a result, we may face conflicts of interest if affiliates of our advisor and sponsor recommend that we sell one of these properties, the result of which could cause our operating partnership to provide reimbursements under the tax protection agreements if we do not reinvest the proceeds of the sale pursuant to Section 1031 of the Code or any other tax deferred investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our Primary Public Offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. During the six months ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933. Our equity raise as of June 30, 2011 resulted in the following:

Common shares issued in our Public Offering	3,148,855
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	51,453
Gross Public Offering proceeds	$31,355,816
Gross Public Offering proceeds from shares issued pursuant to the distribution reinvestment plan	488,795

Total Gross Public Offering proceeds	31,844,611
Selling commissions and dealer manager fees paid	3,014,459
Reimbursement to our advisor of O&O costs paid	190,694
Reimbursement to our advisor of O&O costs deferred	360,355

Net Public Offering proceeds	$28,279,103

The remainder of the net proceeds was used to fund general operating expenses, shareholder distributions and principal payments made on the Bridge Loan.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

Exhibit No.	Description

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on July 22, 2011, Commission File No. 333-159167)

10.1	Contribution Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.2	Tax Protection Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.3	Cash Purchase Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.4	Lease for LTI Property dated August 8, 2006, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.5	Fixed Rate Note for LTI Property dated February 10, 2006, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.6	Assumption Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL NET LEASE REIT, INC. (Registrant)

Dated: August 10, 2011	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer