Form 10-Q
period 2011-09-30
Griffin Capital Net Lease REIT, Inc.
filed 2011-11-14
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011: 4,950,076, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$1,291,697	$1,636,072
Restricted cash	1,940,721	1,658,070
Real estate:
Land	27,003,796	11,703,796
Building and improvements	110,914,163	77,096,442
Tenant origination and absorption cost	34,400,671	18,095,906

Total real estate	172,318,630	106,896,144
Less: accumulated depreciation and amortization	(7,856,977)	(3,862,595)

Total real estate, net	164,461,653	103,033,549
Above market leases, net	1,568,419	1,725,856
Deferred rent	1,253,777	671,995
Deferred financing costs, net	544,070	967,051
Other assets	319,782	448,483

Total assets	$171,380,119	$110,141,076

LIABILITIES AND EQUITY
Mortgage payable, plus unamortized premium of $379,285 and $0, respectively	$60,344,315	$26,129,231
Credit Facility	35,000,000	35,000,000
Bridge Loan	—	7,871,500
Restricted reserves	821,902	538,741
Accounts payable and other liabilities	3,389,273	857,322
Distributions payable	363,443	248,092
Due to affiliates, net	2,874,472	1,480,570
Below market leases, net	9,511,823	870,807

Total liabilities	112,305,228	72,996,263

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2011 and December 31, 2010	4,886,686	4,886,686
Common stock subject to redemption	739,353	170,810
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of September 30, 2011 and December 31, 2010	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 4,377,375 and 1,845,339 shares outstanding, as of September 30, 2011 and December 31, 2010, respectively	43,727	18,438
Additional paid-in capital	36,373,983	15,441,289
Cumulative distributions	(2,235,658)	(713,332)
Accumulated deficit	(3,377,952)	(1,236,878)

Total stockholders’ equity	30,804,100	13,509,517
Noncontrolling interests	22,644,752	18,577,800

Total equity	53,448,852	32,087,317

Total liabilities and equity	$171,380,119	$110,141,076

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental income	$3,796,729	$1,841,774	$9,426,655	$4,360,260
Property tax recovery	501,378	229,497	1,284,108	462,419
Interest income	252	943	944	3,747

Total revenue	4,298,359	2,072,214	10,711,707	4,826,426

Expenses:
Asset management fees to affiliates	309,213	158,603	774,089	378,147
Property management fees to affiliates	105,951	53,881	271,127	123,245
Property tax expense	501,378	229,497	1,284,108	462,419
Acquisition fees and expenses	—	672,991	2,799,194	1,582,353
General and administrative expenses	370,646	447,232	1,243,538	860,660
Depreciation and amortization	1,614,288	824,907	3,994,382	2,000,663
Interest expense	1,707,484	919,073	4,393,647	2,142,331

Total expenses	4,608,960	3,306,184	14,760,085	7,549,818

Net loss	(310,601)	(1,233,970)	(4,048,378)	(2,723,392)
Net loss attributable to noncontrolling interests	(147,225)	(904,500)	(2,040,383)	(2,105,182)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44,847)	—	(133,079)	—

Net loss attributable to common stockholders	$(208,223)	$(329,470)	$(2,141,074)	$(618,210)

Net loss per share, basic and diluted	$(0.05)	$(0.30)	$(0.71)	$(0.86)

Weighted average number of common shares outstanding, basic and diluted	3,840,830	1,084,803	3,017,889	715,469

Distributions declared per common share	$0.17	$0.17	$0.51	$0.51

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	—	—	15,742,844	—	15,742,844
Discount on issuance of common stock	—	—	(21,635)	—	—	(21,635)	—	(21,635)
Offering costs	—	—	(1,192,014)	—	—	(1,192,014)	—	(1,192,014)
Distributions	—	—	—	(458,682)	—	(458,682)	—	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	—	—	—	—
Additions to common stock subject to redemption	947	9	(161,825)	—	—	(161,816)	—	(161,816)
Contribution of noncontrolling interests	—	—	—	—	—	—	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	—	—	—	—	—	—	(1,568,275)	(1,568,275)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(207,262)	(207,262)
Net loss	—	—	—	—	(990,363)	(990,363)	(2,818,725)	(3,809,088)

BALANCE December 31, 2010	1,845,339	18,438	15,441,289	(713,332)	(1,236,878)	13,509,517	18,577,800	32,087,317
Gross proceeds from issuance of common stock	2,472,189	24,722	24,697,185	—	—	24,721,907	—	24,721,907
Discount on issuance of common stock	—	—	(148,045)	—	—	(148,045)	—	(148,045)
Offering costs	—	—	(3,615,879)	—	—	(3,615,879)	—	(3,615,879)
Distributions	—	—	—	(953,783)	—	(953,783)	—	(953,783)
Issuance of shares for distribution reinvestment plan	59,847	567	567,976	(568,543)	—	—	—	—
Additions to common stock subject to redemption	—	—	(568,543)	—	—	(568,543)	—	(568,543)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions for noncontrolling interests	—	—	—	—	—	—	(1,546,570)	(1,546,570)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(135,085)	(135,085)
Net loss	—	—	—	—	(2,141,074)	(2,141,074)	(2,040,383)	(4,181,457)

BALANCE September 30, 2011	4,377,375	$43,727	$36,373,983	$(2,235,658)	$(3,377,952)	$30,804,100	$22,644,752	$53,448,852

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(4,048,378)	$(2,723,392)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building and building improvements	2,152,127	1,325,638
Amortization of intangible assets	1,842,255	675,025
Amortization of above and below market leases	(211,735)	20,627
Amortization of deferring financing costs	562,481	81,493
Amortization of debt premium	(33,013)	—
Deferred rent	(581,782)	(324,907)
Property maintenance funded from restricted cash reserves	510	—
Change in operating assets and liabilities:
Other assets	128,701	419,873
Accounts payable and other liabilities	2,531,951	(493,112)
Due to affiliates, net	1,393,902	(82,872)

Net cash provided by (used in) operating activities	3,737,019	(1,101,627)

Investing Activities:
Acquisition of properties	(13,785,562)	(26,644,607)
Tenant improvements	—	(447,337)
Tenant improvements funded from restricted cash reserves	—	447,337

Net cash used in investing activities	(13,785,562)	(26,644,607)

Financing Activities:
Proceeds from borrowings	12,300,000	21,970,000
Principal payoff of secured indebtedness	(20,171,500)	—
Principal amortization payments on secured indebtedness	(589,649)	(279,520)
Deferred financing costs	(139,500)	(673,409)
Issuance of common stock, net	20,957,983	9,611,088
Distributions to noncontrolling interests	(1,641,728)	(1,176,526)
Distributions to common stockholders	(1,011,438)	(243,161)

Net cash provided by financing activities	9,704,168	29,208,472

Net (decrease) increase in cash and cash equivalents	(344,375)	1,462,238
Cash and cash equivalents at the beginning of the period	1,636,072	387,272

Cash and cash equivalents at the end of the period	$1,291,697	$1,849,510

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,378,717	$1,842,449

Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- assumed upon contribution of real estate assets by affiliates	$—	$646,096
Restricted cash- ongoing improvement reserve paid by tenant	$—	$101,255
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates plus a premium of $412,298 related to the acquisition of the LTI property	$34,837,746	$5,422,086
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$7,788,990	$10,380,000
Distributions payable to noncontrolling interests	$111,608	$175,773
Distributions payable to common stockholders	$251,835	$48,839
Common stock issued pursuant to the distribution reinvestment plan	$568,543	$82,028

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

On September 14, 2011, the Company’s board of directors extended the termination date of the Public Offering from November 6, 2011 until November 6, 2012, which is three years after the effective date of the Public Offering. The Company’s board of directors reserves the right to terminate the Public Offering at any time prior to November 6, 2012.

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement, as amended, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. As of September 30, 2011 and December 31, 2010, the Company had 4.4 million and 1.8 million shares outstanding, respectively. As of September 30, 2011 and December 31, 2010, the Company had $0.7 million and $0.2 million in shares classified as common stock subject to redemption, respectively. (See Note 7, Share Redemption Program).

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

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2011, the Company owned approximately 52% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s President and Director, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, owned approximately 32% of the limited partnership units of the Operating Partnership. The remaining approximately 16% of the limited partnership units were owned by third parties. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of September 30, 2011 and December 31, 2010.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of September 30, 2011 and December 31, 2010.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements and certain maintenance items for which the Company is responsible. As of September 30, 2011 and December 31, 2010, the balance of these reserves, included on the consolidated balance sheets as restricted cash, was $1.9 million and $1.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

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

September 30, 2011

(unaudited)

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of September 30, 2011 and December 31, 2010, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of September 30, 2011, there were no leases that provide for contingent rental income.

During the nine months ended September 30, 2011 and 2010, the Company recognized deferred rent from tenants of $0.6 million and $0.3 million, respectively. As of September 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $1.3 million and $0.7 million, respectively, and is included in deferred rent on the consolidated balance sheets.

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

September 30, 2011

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	September 30, 2011	December 31, 2010
Cumulative offering costs- Private and Public Offerings	$6,428,925	$3,507,244

Cumulative organizational costs- Private and Public Offerings	$342,545	$341,455

Organizational and offering costs previously advanced by the Advisor	$657,545	$643,941
Adjustment to organizational and offering costs pursuant to 15% limitation (discussed below)	(157,266)	(920,573)

Net due to/(from) Advisor	$500,279	$(276,632)

Of the cumulative organizational and offering costs as of September 30, 2011, as shown in the table above, $6.2 million related to the Company’s Public Offering and exceeded the 15% of gross offering proceeds limitation by approximately $0.2 million. Therefore, if the Company terminated its Public Offering on September 30, 2011, the Company’s liability to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the limitation discussed above, would be reduced by $0.2 million. As such, the $0.2 million is reflected as a reduction in the $0.7 million owed to the Advisor for unreimbursed amounts previously advanced by the Advisor, which is included in the “Due to Affiliates” balance on the consolidated balance sheets. The Company continues to monitor both the 3.5% and 15% limitations and expects to be liable to the Advisor for all organizational and offering costs advanced on its behalf as additional offering proceeds are raised. (See Note 6, Related Party Transactions.)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized as a component of interest expense over the terms of the respective financing agreements. As of September 30, 2011 and December 31, 2010, the Company’s deferred financing costs, net of amortization, were approximately $0.5 million and $1.0 million, respectively.

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

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of September 30, 2011.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2011, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, and the Credit Facility and the Bridge Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. The Company has an interest rate cap agreement in effect for the full amount of the outstanding Credit Facility, which will expire on December 31, 2011. (See Note 4, Debt.)

Other than the Plainfield mortgage debt and the Emporia Partners mortgage debt, as discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value. The fair value of the Plainfield and Emporia Partners mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of the Plainfield mortgage debt was $22.0 million and $21.8 million, respectively, compared to the carrying value of $20.6 million and $20.8 million, respectively. The fair value of the Emporia Partners mortgage debt for the same periods was $5.3 million, compared to the carrying value of $5.1 million and $5.3 million, respectively. The LTI mortgage debt was recorded at an estimated fair value of $34.8 million, which includes a premium of $0.4 million and approximates the fair value.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2011, the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2011, the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of September 30, 2011 and December 31, 2010, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended September 30, 2011 and the year ended December 31, 2010. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184932 per day per share on the outstanding shares of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. On October 21, 2011, the FASB issued an exposure draft to propose the deferral of the implementation of ASU No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. The Company does not expect that the adoption of ASU 2011-05 will have a material impact to its consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company’s adoption of this ASU as of January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

3.	Real Estate

Acquisition of LTI Property

On May 13, 2011, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the co-tenancy interests in a single-story, lab and manufacturing headquarters facility located in Carlsbad, CA (“LTI property”) from 29 unaffiliated third party investors and one affiliated investor. Certain investors contributed all or a portion of their ownership interest in the LTI property in exchange for limited partnership units in the Operating Partnership. The LTI property is 100% leased to a single tenant, Life Technologies Corporation (“LTI”), on a net lease basis, obligating LTI to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately 11 years.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

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

As of September 30, 2011, the Company owned seven properties, as shown in the table below:

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation intangible.

	Balance September 30, 2011	Balance December 31, 2010
In-place lease valuation	$(8,112,849)	$897,339
In-place lease valuation- accumulated depreciation	$169,445	$(42,290)
Tenant origination and absorption cost	$34,400,671	$18,095,906
Tenant origination and absorption cost- accumulated depreciation	$(3,130,983)	$(1,288,728)

The intangible assets are amortized over the remaining lease term of each property which, on a weighted-average basis, was 9.7 years as of September 30, 2011.

	In-place Lease Valuation	Tenant Origination and Absorption Cost
Amortization for the nine months ended September 30, 2011	$211,734	$1,842,254
5-year amortization	$3,398,725	$15,877,655

Reserves

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2010	Additions	Utilizations	Balance September 30, 2011
Plainfield (1)	$308,333	$75,000	$—	$383,333
Will Partners (1)	99,923	78,773	(37,955)	140,741
Emporia Partners (2)	645,092	252,918	(85,575)	812,435
ITT (3)	344,722	—	(510)	344,212
Quad/Graphics (3)	260,000	—	—	260,000

Total	$1,658,070	$406,691	$(124,040)	$1,940,721

(1)	Additions to the reserve balance are funded by the tenant. The balance is included on the consolidated balance sheets as restricted reserves.
(2)	The balance at September 30, 2011 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.3 million were funded by the tenant, which are included on the consolidated balance sheets as restricted reserves.
(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Rent

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of September 30, 2011:

2011	$3,396,885
2012	13,654,705
2013	13,803,092
2014	14,099,592
Thereafter	98,744,889

Total	$143,699,163

For the nine months ended September 30, 2011, the Company’s seven properties, based on rental income received from such properties as a percentage of aggregate rental income received by the Company, were as follows:

Property	Location	Revenue as a percentage of total rent
Plainfield	Plainfield, IL	20.5%
Will Partners	Monee, IL	19.2%
LTI	Carlsbad, CA	17.1%
Renfro	Clinton, SC	15.5%
Emporia Partners	Emporia, KS	11.3%
Quad/Graphics	Loveland, CO	10.1%
ITT	Los Angeles, CA	6.3%

Total		100.0%

Approximately 40% and 23% of the Company’s rental income was concentrated in Illinois and California, respectively, as of September 30, 2011.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties had been included in operations as of January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$4,298,359	$4,258,646	$12,870,926	$12,805,370

Net Loss	$(310,601)	$(1,254,883)	$(1,340,917)	$(5,482,287)

Net loss attributable to common stockholders	$(208,223)	$(268,546)	$(757,946)	$(833,308)

Loss per share	$(0.05)	$(0.25)	$(0.25)	$(1.16)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

4.	Debt

As of September 30, 2011 and December 31, 2010, the Company’s debt consisted of the following:

	Balance as of September 30, 2011	Balance as of December 31, 2010	Contractual Interest Rate	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,602,396	$20,796,437	6.65% (fixed)	Principal and Interest	November 2017
Emporia Partners Mortgage Loan	5,124,787	5,332,794	5.88% (fixed)	Principal and Interest	September 2023
LTI Mortgage Loan	34,237,847	—	5.80% (fixed)	Principal and Interest	March 2016
LTI Mortgage Loan Premium	379,285	—	5.80% (fixed)	Principal and Interest	March 2016
Credit Facility	35,000,000	35,000,000	One-month LIBOR + 3.75% (1)	Interest Only	June 2013
Bridge Loan	—	7,871,500	Daily LIBOR + 4.50% (1)	Principal and Interest	June 2011

Total	$95,344,315	$69,000,731

(1)	These rates are subject to a minimum LIBOR of 2.0%.

Mortgage Loans

The Plainfield and Emporia Partners mortgage loans are secured by a first mortgage and security agreement on the Company’s interest in the respective underlying property, a fixture filing, and an assignment of leases, rents, income and profits.

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

Credit Facility

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association (“KeyBank”), which provided the Company with an initial $25.0 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Prior to November 28, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Credit Facility is guaranteed by the Company and is secured by individual security agreements on the Operating Partnership’s underlying interest in certain properties as discussed below, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property. Under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the agreement relating to the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 3.75%. As of September 30, 2011 the LIBOR-based rate was 0.23%.

On June 4, 2010, the Operating Partnership made an initial draw of $16.9 million to acquire the Will Partners property and a subsequent draw on September 23, 2010 of approximately $5.1 million to acquire the ITT property. The Operating Partnership elected to have the LIBOR-based rate apply to such loans, which amounted to an initial interest rate of 5.75%. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

On November 22, 2010, the Company, through the Operating Partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility to $35.0 million, upon which the Company drew an additional $13.0 million to refinance the debt encumbering the Renfro property. The additional debt is subject to the same terms described above.

Bridge Loan

On December 30, 2010, the Company, through the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.9 million from KeyBank, utilized to fund the acquisition of the Quad/Graphics property. The Bridge Loan had an initial term of six months, and bears interest at a rate of daily LIBOR plus 450 basis points, with an initial rate of 6.5%. The terms of the Bridge Loan required periodic payments throughout the month equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of approximately $1.3 million. The Bridge Loan is guaranteed by various wholly-owned subsidiaries of the Company’s Operating Partnership, as well as by Kevin A. Shields, the Company’s President and Director. In connection with the Bridge Loan, the Company also executed the second amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan was paid in full on April 18, 2011, the Quad/Graphics property became additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property could be refinanced under the Credit Facility.

On May 13, 2011, the Company further amended the Bridge Loan agreement in order to obtain an additional $12.3 million, which was utilized to partially fund the acquisition of the LTI property. The amended Bridge Loan called for monthly payments equal to the net equity raised in the Company’s Public Offering, subject to an average monthly minimum of $2.1 million, with other terms unchanged. The amended Bridge Loan was paid in full on September 30, 2011 and the guarantees issued in connection with the Bridge Loan were released.

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

As part of the Second Amendment to Credit Facility dated December 30, 2010, KeyBank further amended the tangible net worth definition (as defined in the Second Amendment to Credit Facility) and liquidity covenant requirement from $2.0 million to $1.0 million through June 30, 2011.

KeyBank extended the $1.0 million liquidity requirement until the later of October 31, 2011 or until the amended Bridge Loan is paid in full. Further, KeyBank agreed to reduce the interest coverage ratio from 1.85 times EBITDA to 1.80 times for the quarter ended September 30, 2011. Beginning with the quarter ended December 31, 2011, the liquidity requirement will be $2.0 million and the interest coverage ratio will be 1.85 times.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

The following summarizes the future principal repayments of all loans as of September 30, 2011 per the loan terms discussed above:

2011	$289,885
2012	1,183,862
2013	36,268,726	(1)
2014	1,348,383
2015	1,433,059
Thereafter	54,441,115

Total	$94,965,030	(2)

(1)	Amount includes payment of the balance of the Credit Facility upon expiration on June 4, 2013.
(2)	Principal repayments on the LTI mortgage loan do not include the valuation premium of $0.4 million.

The weighted average interest rate of the Company’s fixed rate debt as of September 30, 2011 was approximately 6.10%.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Operating partnership units were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of September 30, 2011, noncontrolling interests were approximately 44% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 47% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interest in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The Operating Partnership has issued 3.2 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.

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

September 30, 2011

(unaudited)

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

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$18,577,800	$17,678,748
Contribution of noncontrolling interests	7,788,990	10,380,000
Additions to noncontrolling interests subject to redemption	—	(4,886,686	)(1)
Distributions for noncontrolling interests	(1,546,570)	(1,119,607)
Distributions for noncontrolling interests subject to redemption	(135,084)	(116,892)
Net loss	(2,040,383)	(2,105,182)

Ending balance	$22,644,753	$19,830,381

(1)	As discussed above, $2.6 million was reclassified to noncontrolling interests (permanent equity), leaving a total of $4.9 million in temporary equity, subsequent to the quarter ended June 30, 2010.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the following summarizes the related party costs incurred, paid and due to affiliates as of December 31, 2010 and September 30, 2011:

	Year Ended December 31, 2010			Nine Months Ended September 30, 2011
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,629,344	$—	$1,629,344	$1,680,000	$1,629,344	$1,680,000
Operating expenses	91,371	46,485	44,886	254,402	125,661	173,627
Asset management fees	560,141	499,150	60,991	774,089	486,344	348,735
Property management fees	188,793	166,812	21,981	271,127	121,276	171,831
Organizational and offering costs advanced by the Advisor	643,941	—	643,941	13,604	—	657,545
Adjustment for organizational and offering costs incurred in excess of the 15% limitation	(920,573)	—	(920,573)	(157,266)	—	(157,266)

Total	$2,193,017	$712,447	$1,480,570	$2,835,956	$2,362,627	$2,874,472

Dealer Manager fees	$1,545,875	$1,545,875	$—	$2,322,453	$2,322,453	$—

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

The Second Amended and Restated Advisory Agreement requires upon termination of the Public Offering that any organizational and offering costs incurred above 15% of gross proceeds shall be reimbursed to the Company. If the Company terminated its Public Offering on September 30, 2011, the Company’s liability to the Advisor for advanced organizational and offering costs, based on the gross proceeds raised to date and organizational and offering costs incurred in excess of the 15% limitation discussed above, would be reduced by the excess. As of September 30, 2011, the Company’s organizational and offering costs exceeded the limitation by $0.2 million, which is therefore reflected as a reduction to the $0.7 million owed to the Advisor for unreimbursed amounts previously advanced by the Advisor, which is included in the “Due to Affiliates” balance on the consolidated balance sheets. The following table summarizes the payable due to the Advisor:

Organizational and offering costs incurred – Public Offering	$6,209,027
Limitation for organizational and offering costs at 15% of gross offering proceeds of $40,345,075 if Public Offering terminated on September 30, 2011 (excluding shares issued pursuant to the distribution reinvestment plan)	6,051,761

Amount incurred in excess of limitation	157,266
Organizational and offering costs advanced by the Advisor as of September 30, 2011	657,545

Payable due to Advisor if Public Offering terminated on September 30, 2011 (1)	$(500,279)

(1)	Pursuant to the Second Amended and Restated Advisory Agreement, this amount would not be required to be paid until 60 days following the termination of the Public Offering.

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
Sales Commissions (Participating Dealers)

Pursuant to the dealer manager agreement executed on October 27, 2009, the Dealer Manager is entitled to receive a sales commission of up to 7% of gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Dealer Manager Fee (Dealer Manager)

The Dealer Manager is entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)	Under the Second Amended and Restated Advisory Agreement, if the Advisor provides a substantial amount of the services in connection with the sale of one or more properties, the Advisor receives fees in an amount up to 3% of the contract sales price of such properties. However, the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6% of the contract sale price of the property.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year. Such costs are allocated to the Company using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
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

Each compensation discussed above is calculated as follows:

•    5% if the stockholders are paid return of capital plus a 6% to 8% annual cumulative, non-compounding return; or

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

•    10% if the stockholders are paid return of capital plus an 8% to 10% annual cumulative, non-compounding return; or

•    15% if the stockholders are paid return of capital plus a 10% or more annual cumulative, non-compounding return.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2011 and December 31, 2010, $0.7 million and $0.2 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of September 30, 2011 and December 31, 2010, $0.7 million and $0.2 million in shares of common stock, respectively, were eligible for redemption. During the quarter ended September 30, 2011, the Company received redemption request notices to redeem 12,000 shares of common stock for approximately $0.1 million at an average price per share of $9.38. The Company processed all redemption requests on October 31, 2011 and the related payments were made on November 1, 2011. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8.	Declaration of Distributions

On September 14, 2011, the Company’s board of directors declared distributions for the fourth quarter of 2011 in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on October 1, 2011 to December 31, 2011. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Extension of Advisory Agreement

On November 10, 2011, the Company’s board of directors renewed the Second Amended and Restated Advisory Agreement for a one-year period ending on November 10, 2012.

Offering Status

As of November 10, 2011, in connection with the Public Offering, the Company has issued 4,714,098 shares of the Company’s common stock for gross proceeds of approximately $46.9 million. Through November 10, 2011, the Company had received aggregate gross offering proceeds of approximately $49.3 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering. On October 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million and the related payments were made on November 1, 2011.

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

We terminated our private offering on November 6, 2009, having raised approximately $2.4 million through the issuance of 0.3 million shares, and began our offering to the public upon the SEC declaring our registration statement effective. We are currently offering a maximum of 82.5 million shares of common stock to the public, consisting of 75 million shares for sale to the public (our “Primary Public Offering”) and 7.5 million shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of September 30, 2011, we had issued 4.1 million total shares of our common stock for gross proceeds of approximately $41.1 million in our Public Offering, of which 77,167 shares, or $0.7 million, were issued pursuant to the distribution reinvestment plan.

As of September 30, 2011, we owned seven properties, as shown in the tables below, encompassing approximately 2.3 million rentable square feet with an effective capitalization rate of 8.2%:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Renfro
Clinton, SC	6/18/2009	$21,700,000	Warehouse/Distribution	1986	566,500	42.2
Plainfield
Plainfield, IL	6/18/2009	32,660,000	Office/Laboratory	1958-1991	176,000	29.1
Will Partners
Monee, IL	6/4/2010	26,305,000	Warehouse/Distribution	2000	700,200	34.3
Emporia Partners
Emporia, KS	8/27/2010	8,360,000	Office/Industrial/ Distribution	1954/2000	320,800	16.6
ITT
Los Angeles, CA	9/23/2010	7,800,000	Office	1996/2010	35,800	3.5
Quad/Graphics
Loveland, CO	12/30/2010	11,850,000	Industrial/Office	1986/1996/2009	169,800	15.0
LTI
Carlsbad, CA	5/13/2011	56,000,000	Office/Laboratory/ Manufacturing	1999	328,700	17.6

Total		$164,675,000			2,297,800	158.3

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

Property	Tenant	Industry	Annualized Gross Base Rent (1)	% of Annualized Gross Base Rent	2011 Annualized Net Effective Rent per Square Foot (2)(3)	Year of Lease Expiration
Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$1,863,000	13.2%	$3.29	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	2,587,000	18.2%	14.61	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	2,311,000	16.4%	3.30	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	1,363,000	9.6%	2.57	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	762,000	5.4%	21.28	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	1,216,000	8.6%	7.16	2022
LTI Carlsbad, CA	Life Technologies Corporation	Research and Development (Biotechnology Tools)	4,073,000	28.6%	12.31	2022

Total			$14,175,000	100.0%	$6.15

(1)	The annualized gross base rents presented are forward-looking, based on contractual rent amounts for the period October 1, 2011 to September 30, 2012, which take into consideration any rent increases.
(2)	Ending total balance represents an average per square foot for the seven properties.
(3)	The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The annualized gross base rent is reduced by the annualized priority return due to Hopkins Enterprises, Inc. to arrive at the annualized net effective rent for the Emporia Partners property.

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and continue to include the following areas:

•	Real Estate—Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU

2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. On October 21, 2011, the FASB issued an exposure draft to propose the deferral of the implementation of ASU No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. We do not expect that the adoption of ASU 2011-05 will have a material impact to our consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Our adoption of this ASU as of January 1, 2011 did not have a material impact on our consolidated financial statements.

Results of Operations

We owned five properties as of September 30, 2010, one of which was acquired during the end of the quarter ended June 30, 2010 and two of which were acquired during the end of the quarter ended September 30, 2010. As of September 30, 2011, we owned seven properties, as shown in the tables above. Therefore, our results of operations for the three and nine months ended September 30, 2011 are not directly comparable to those for the three and nine months ended September 30, 2010. Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in the future periods and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table provides summary information about our results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010	Increase/ (Decrease)	Percentage Change
Rental income	$3,796,729	$1,841,774	$1,954,955	106%
Property tax recovery	$501,378	$229,497	$271,881	118%
Asset management fees	$309,213	$158,603	$150,610	95%
Property management fees	$105,951	$53,881	$52,070	97%
Property tax expense	$501,378	$229,497	$271,881	118%
Acquisition fees and expenses	$—	$672,991	$(672,991)	(100%)
General and administrative expenses	$370,646	$447,232	$(76,586)	(17%)
Depreciation and amortization	$1,614,288	$824,907	$789,381	96%
Interest expense	$1,707,484	$919,073	$788,411	86%

Rental Income

Rental income for the three months ended September 30, 2011 is comprised of rental income of $3.4 million, adjustments to straight-line contractual rent of $0.3 million, and in-place lease valuation amortization of $0.1 million. Rental income for the three months ended September 30, 2011 increased by approximately $2.0 million compared to the same period a year ago as a result of (1) $1.7 million in additional rental income related to the real estate acquired subsequent to June 30, 2010; (2) an increase in adjustments to straight-line contractual rent of $0.1 million; and (3) an increase in in-place lease valuation amortization of $0.2 million. Also included as a component of revenue is the recovery of property taxes, which increased by $0.3 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2011 and 2010 totaled $0.9 million and $0.4 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the three months ended September 30, 2011 compared to the same period a year ago of $0.5 million is a result of $0.1 million in asset management fees, $0.1 million in property management fees and $0.3 million in property taxes for the real estate acquired subsequent to June 30, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 decreased by $0.1 million due mainly to a decrease in professional fees as only one acquisition was made compared to the same period a year ago when two acquisitions were made. General and administrative expenses for the three months ended September 30, 2011 totaled $0.4 million consisting mostly of accounting and legal fees of $0.1 million and other expenses totaling $0.3 million. The total of $0.3 million in other expenses consisted mainly of allocated personnel and rent costs incurred by our advisor ($0.1 million in total) and a total of $0.2 million for Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs and adjustments to organizational costs. Organizational costs were adjusted as a result of the amount of organizational costs incurred which exceeded 15% of the total equity raised in our Public Offering, as discussed in our Second Amended and Restated Advisory Agreement, Note 6, and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. The adjustments to organizational and offering costs are reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2011 consisted of depreciation of building and building improvements of our properties of $0.8 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $0.8 million. The increase of $0.8 million as compared to the same period in 2010 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the three months ended September 30, 2011 increased by $0.8 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $0.6 million in interest expense related to the assumption of the LTI mortgage debt and additional interest expense related to the Emporia Partners mortgage debt; and (2) $0.1 million in additional interest expense related to the Credit Facility and Bridge Loan (as defined below). Interest expense for the three months ended September 30, 2011 also includes the amortization of deferred financing costs of $0.2 million whereas during the same period in 2010, deferred financing costs were $0.1 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table provides summary information about our results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,			Percentage Change
	2011	2010	Increase
Rental income	$9,426,655	$4,360,260	$5,066,395	116%
Property tax recovery	$1,284,108	$462,419	$821,689	178%
Asset management fees	$774,089	$378,147	$395,942	105%
Property management fees	$271,127	$123,245	$147,882	120%
Property tax expense	$1,284,108	$462,419	$821,689	178%
Acquisition fees and expenses	$2,799,194	$1,582,353	$1,216,841	77%
General and administrative expenses	$1,243,538	$860,660	$382,878	44%
Depreciation and amortization	$3,994,382	$2,000,663	$1,993,719	100%
Interest expense	$4,393,647	$2,142,331	$2,251,316	105%

Rental Income

Rental income for the nine months ended September 30, 2011 is comprised of rental income of $8.6 million, adjustments to straight-line contractual rent of $0.6 million, and in-place lease valuation amortization of $0.2 million. Rental income for the nine months ended September 30, 2011 increased by $5.1 million compared to the same period a year ago as a result of (1) $4.5 million in additional rental income related to the real estate acquired subsequent to June 30, 2010; (2) an increase in adjustments to straight-line contractual rent of $0.3 million; and (3) increased in-place lease valuation amortization of approximately $0.3 million. Also included as a component of revenue is the recovery of property taxes, which increased by $0.8 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2011 and 2010 totaled $2.3 million and $1.0 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the nine months ended September 30, 2011 compared to the same period a year ago of $1.4 million is a result of $0.4 million in asset management fees, $0.2 million in property management fees and $0.8 million in property taxes for the real estate acquired subsequent to June 30, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 increased by $0.4 million compared to the same period a year ago due to increased operating activity and to a decrease in the adjustment to organizational costs as discussed below. General and administrative expenses for the nine months ended September 30, 2011 totaled $1.2 million consisting mostly of accounting and legal fees of $0.4 million and directors’ and officers’ insurance of $0.2 million, as well as other expenses totaling $0.6 million. The total of $0.6 million in other expenses consisted mostly of allocated personnel and rent costs incurred by our advisor ($0.3 million in total), bank and transfer agent fees ($0.1 million), Board of Directors’ fees ($0.1 million) and printing costs and adjustments to organizational costs ($0.1 million). Organizational costs were adjusted as a result of the amount of organizational costs incurred which exceeded 15% of the total equity raised in our Public Offering, as discussed in our Second Amended and Restated Advisory Agreement, Note 6 and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. Organizational costs were adjusted downward by $0.1 million for the nine months ended September 30, 2010 compared to an upward adjustment for the nine months ended September 30, 2011 of $0.1 million. The adjustments to organizational and offering costs are reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2011 consisted of depreciation of building and building improvements of our properties of $2.2 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $1.8 million. The increase of $2.0 million as compared to the same period in 2010 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the nine months ended September 30, 2011 increased by $2.3 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $1.0 million in interest expense related to the assumption of the LTI mortgage debt and additional expense related to the Emporia Partners mortgage debt; (2) $0.6 million in additional interest expense related to the Credit Facility (as defined below); (3) $0.3 million in interest expense related to the Bridge Loan (as defined below); and (4) a decrease of $0.1 million in interest expense related to the refinancing of the Renfro property debt. Interest expense for the nine months ended September 30, 2011 also includes the amortization of deferred financing costs of $0.6 million compared to the same period in 2010 of less than $0.1 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Funds from Operations and Modified Funds from Operations

Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, but including asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, amortization of in-place lease valuations, accretion/amortization of debt discounts/premiums, nonrecurring impairments of real estate-related investments, and certain non-operating cash items such as acquisitions fees and expenses. We adopted the IPA MFFO Guideline for the year ended December 31, 2010 as presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends.

By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight line rent, amortization of in-place lease valuation and amortization of debt premiums. These items are GAAP non-cash adjustments and are included in historical earnings. These items are added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•

Acquisition-related costs. In accordance with GAAP, as of January 1, 2009, acquisition-related costs are required to be expensed as incurred compared to the prior practice of capitalizing such costs and amortizing them over the estimated useful lives of the assets acquired. These costs have been and will continue to be funded with cash proceeds from our primary offering. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. By excluding acquisition-related costs that affect our operations only in periods in which properties are acquired, MFFO can provide an indication of sustainability after we cease to acquire properties on a frequent and regular basis. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. However, MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Therefore, FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Loss	$(310,601)	$(1,233,970)	$(4,048,378)	$(2,723,392)
Adjustments:
Depreciation of building and improvements	820,405	516,112	2,152,127	1,325,638
Amortization of intangible assets	793,883	308,795	1,842,255	675,025

Funds from Operations (FFO)	$1,303,687	$(409,063)	$(53,996)	$(722,729)

Reconciliation of FFO to Modified Funds From Operations (MFFO)
Funds From Operations	$1,303,687	$(409,063)	$(53,996)	$(722,729)
Adjustments:
Acquisition fees and expenses	—	672,991	2,799,194	1,582,353
Revenues in excess of cash received (straight- line rents)	(229,908)	(134,694)	(581,782)	(324,907)
Amortization of above/(below market) rent	(169,936)	28,001	(211,735)	20,627
Amortization of debt premium	(21,470)	—	(33,013)	—

MFFO	$882,373	$157,235	$1,918,668	$555,344

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

On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property. The total amount of funds drawn under the Credit Facility as of September 30, 2011 was $35.0 million.

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

On May 13, 2011, we obtained an additional $12.3 million in debt to partially fund the acquisition of the LTI property pursuant to the Bridge Loan. The terms of the Bridge Loan remained the same and required periodic payments equal to the net equity raised in our Public Offering, subject to an average monthly minimum amount of approximately $2.1 million. The balance of the loan was paid off in full on September 30, 2011.

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

Our cash and cash equivalent balances decreased by $0.3 million during the nine months ended September 30, 2011 and were used in or provided by the following:

Operating Activities. During the nine months ended September 30, 2011, we generated $3.7 million of cash from operating activities, compared to $1.1 million used during the year same period in 2010. The net loss in the current period is offset by (1) non-cash adjustments of $3.7 million (consisting of depreciation and amortization of $4.3 million less deferred rent of $0.6 million), which increased compared to the same period in 2010 in which non-cash adjustments totaled $1.8 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to June 30, 2010; and (2) cash provided by working capital of $4.1 million compared to cash used for working capital of $0.2 million for the nine months ended September 30, 2010. The increase in working capital is due to the acquisition fees and expenses related to the acquisitions made subsequent to September 30, 2010 and the deferred purchase price related to the LTI acquisition, which are included in the “Due to Affiliates” and “Accounts Payable and Other Liabilities” balances on the consolidated balance sheets, respectively.

Investing Activities. During the nine months ended September 30, 2011, we used $13.8 million in cash for investing activities, specifically for the acquisition of the LTI property. During the same period a year ago, we used $26.6 million in cash for the acquisition of the Will Partners, Emporia Partners and ITT properties and we also funded $0.5 million for tenant improvements from reserve proceeds held by lenders, which were assumed by us in conjunction with the contribution of the Plainfield and Renfro properties.

Financing Activities. During the nine months ended September 30, 2011, we generated $9.7 million in financing activities as compared to $29.2 million during the same period a year ago, an increase in cash usage from financing activities of $19.5 million. The increase in cash usage is the net result of $11.9 million of increased financing activity and a $31.4 million utilization of cash generated from financing activities. The $11.9 million increase is comprised of: (1) an increase of $11.4 million in the issuance of common stock during the nine months ended September 30, 2011, compared to the same period a year ago and (2) $0.5 million decrease in deferred financing costs incurred. The $31.4 million utilization consists of the following: (1) $20.2 million in Bridge Loan payments, of which there were none in the same period in 2010; (2) a decrease of $9.7 million in borrowing proceeds compared to the same period in 2010; (3) a $0.3 million increase in loan amortization compared to the same period a year ago due to the amortization of the Emporia Partners mortgage debt and the LTI mortgage debt; and (4) a $1.2 million increase in distribution payments.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

The following table shows distributions paid for the first three quarters of 2011 and the last quarter of the year ended December 31, 2010:

	September 30, 2011				June 30, 2011				March 31, 2011			December 31, 2010
Distributions paid in cash- noncontrolling interests	$634,602				$523,677				$483,449			$533,179
Distributions paid in cash- common stockholders	423,130				331,769				256,539			162,080
Distributions reinvested (shares issued)	244,294				192,978				131,271			79,788

Total distributions	$1,302,026	(1)			$1,048,424	(1)			$871,259			$775,047

Source of distributions:
Cash flows provided by operations	$1,057,732		81	%(2)	$855,446		82	%(2)	$739,988	85	%(2)	$276,853	36	%(2)
Proceeds from issuance of common stock (3)	—				—				—			418,406	54%
Distributions reinvested (shares purchased)	244,294		19%		192,978		18%		131,271	15%		79,788	10%

Total sources	$1,302,026		100%		$1,048,424		100%		$871,259	100%		$775,047	100%

(1)	Total distributions declared but not paid as of September 30, 2011 for noncontrolling interests (including our advisor), and common stockholders were $0.2 million and $0.1 million, respectively.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)	During the nine months ended September 30, 2011, proceeds from issuance of common stock were used to pay down the principal balance of the Bridge Loan.

From our inception through September 30, 2011, we paid and declared cumulative distributions of approximately $2.2 million to common stockholders and approximately $4.3 million to the limited partners of our operating partnership, as compared to cumulative funds from operations, as defined below, of approximately $(2.2) million. The payment of distributions from sources other than funds from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2011:

	Payments Due During the Years Ending December 31,
	Total	2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$94,965,030	$289,885	$37,452,588	$2,781,442	$54,441,115
Interest on outstanding debt obligations (2)	23,033,820	1,431,705	10,481,582	6,921,546	4,198,987

Total	$117,998,850	$1,721,590	$47,934,170	$9,702,988	$58,640,102

(1)	Amounts include principal payments only. The total Credit Facility is $35.0 million and is due on June 4, 2013. The Bridge Loan which was used to finance the Quad/Graphics property acquisition was paid in full on April 18, 2011. An additional $12.3 million was obtained pursuant to the Bridge Loan to partially finance the acquisition of the LTI property and was paid in full on September 30, 2011. The payments on the LTI mortgage debt do not include the premium of $0.4 million.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2011. Interest payments for the Bridge Loan are based on the minimum monthly principal payment required.

Subsequent Events

See Note 9, Subsequent Events, to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of September 30, 2011, our debt consisted of the property-specific mortgage loans of $60.3 million and a $35.0 million draw from the Credit Facility. Such amounts were consistent with our debt outstanding as of December 31, 2010, except that the LTI property mortgage loan was assumed in May 2011. Additionally, the balance on the Bridge Loan of $7.9 million as of December 31, 2010 was paid off in full in April 2011 and the additional $12.3 million, which was obtained in May 2011, was paid off in full in September 2011.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, we have entered into interest rate caps and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Bridge Loan

On December 30, 2010, we obtained approximately $7.9 million in debt to partially fund the acquisition of the Quad/Graphics property pursuant to the Bridge Loan. In connection with the Bridge Loan, we also executed another amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. The Bridge Loan was paid in full on April 18, 2011 and, as a result, the Quad/Graphics property became additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property could be refinanced pursuant to the terms of the Credit Facility. On May 13, 2011, the Bridge Loan was amended and we obtained an additional $12.3 million utilized to substantially fund the acquisition of the LTI property. The Bridge Loan was paid in full on September 30, 2011 and the guarantees issued in connection with the Bridge Loan were released.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our president and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011, we had approximately 4.4 million shares of common stock issued and outstanding, and we own approximately 52% of the operating partnership units. The affiliates of our sponsor own approximately 32% of the limited partnership units, and the remaining approximately 16% is owned by third parties. Because of these and other reasons described in this “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, you should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was $7.21 as of September 30, 2011 as compared to our offering price per share of $10.00 as of September 30, 2011. Therefore, upon a purchase of our shares in the Primary Public Offering, you will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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

Our sponsor, advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our sponsor, advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors of 16 other real estate programs affiliated with our sponsor, including Grubb & Ellis Healthcare REIT II, Inc, to be renamed Griffin-American Healthcare Trust, Inc. (“Griffin-American Healthcare Trust”), a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on your investment may suffer.

In addition, our dealer manager also serves as dealer manager for Griffin-American Healthcare Trust. As a result, our dealer manager has contractual duties to Griffin-American Healthcare Trust, which contractual duties may conflict with the duties owed to us. The duties owed to Griffin-American Healthcare Trust could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and Griffin-American Healthcare Trust. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager’s personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to you, and to maintain or increase the value of our assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our Primary Public Offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. During the nine months ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933. Our equity raise as of September 30, 2011 resulted in the following:

Common shares issued in our Public Offering	4,052,231
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	77,167
Gross Public Offering proceeds	$40,345,072
Gross Public Offering proceeds from shares issued pursuant to the distribution reinvestment plan	733,092

Total Gross Public Offering proceeds	41,078,164
Selling commissions and dealer manager fees paid	3,873,328
Reimbursement to our advisor of O&O costs paid	190,694
Reimbursement to our advisor of O&O costs deferred	517,667

Net Public Offering proceeds	$36,496,475

The net offering proceeds raised in the Public Offering were used to fund (1) Bridge Loan payments of $20.2 million used to acquire properties; (2) $8.5 million for certain property acquisitions; (3) $4.8 million of various fees paid to affiliates; and (4) distributions of $3.0 million.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on July 22, 2011, Commission File No. 333-159167)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL NET LEASE REIT, INC. (Registrant)

Dated: November 14, 2011	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer