Form 10-K
period 2011-12-31
Griffin Capital Net Lease REIT, Inc.
filed 2012-03-26
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(310) 469-6100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $34,482,860 assuming a market value of $10 per share, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2012, there were 6,955,933 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Griffin Capital Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. On July 12, 2011, we changed our name from The GC Net Lease REIT, Inc. to Griffin Capital Net Lease REIT, Inc. Our year end is December 31. As used in this report, “we,” “us” and “our” refer to Griffin Capital Net Lease REIT, Inc. We were taxed as a REIT for the taxable year ended December 31, 2011 after satisfying both financial and non-financial requirements.

We have no paid employees and are externally advised and managed by an affiliate, The GC Net Lease REIT Advisor, LLC, which is our advisor. Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P. We expect to own all of our properties directly or indirectly through our operating partnership or similar entities. See Note 1, Organization, for further details on our affiliates.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.

We terminated our private offering on November 6, 2009, having raised approximately $2.4 million through the issuance of 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective, which was scheduled to terminate on November 6, 2011 unless our board of directors extended our offering for one year. On September 14, 2011 our board of directors so extended our offering through November 6, 2012. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of December 31, 2011, we had issued 5,431,573 total shares of our common stock for gross proceeds of approximately $54.1 million in our Public Offering, of which 112,997 shares, or $1.1 million, were issued pursuant to the distribution reinvestment plan. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38.

As of December 31, 2011, we owned seven properties in five states, encompassing approximately 2.3 million rentable square feet with a going-in capitalization rate of 8.2%.

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

Investment Strategy

We will seek to acquire a portfolio of single tenant net lease properties throughout the United

States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net lease properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability of renewal and potential for increasing rent.

Our sponsor has been acquiring single tenant net lease properties for well over a decade. Our sponsor’s positive acquisition and ownership experience with single tenant net lease properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.

We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net lease assets;

•	a clear alignment of interests between management and investors, as the affiliates of our sponsor invested over $26 million in our portfolio by contributing certain of our properties;

•	stable cash flow backed by a portfolio of single tenant net lease real estate assets;

•	minimal exposure to operating and maintenance expense increases given our focus on single tenant net lease properties;

•	contractual lease rate increases enabling distribution growth;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.

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

We anticipate that many of our acquisitions will have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability, property, or environmental insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss.

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

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 60% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2011, our leverage was approximately 62%.

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

Joint Venture Investments

As of December 31, 2011, we had not entered into any joint venture arrangements. We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the advisor uses to evaluate other real estate investments.

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

Construction and Development Activities

As of December 31, 2011, we had not undertaken any construction or development activities. From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use “taxable REIT subsidiaries” or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

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

Disposition Policies

As of December 31, 2011, we had not disposed of any investments. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor are required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgages

As of December 31, 2011, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Risks Related to an Investment in Griffin Capital Net Lease REIT, Inc.

We have limited prior operating history or established financing sources.

We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in August 2008. As of December 31, 2011, we owned seven properties in five states. Our stockholders should consider our prospectus in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.

To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Griffin Capital Net Lease REIT, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

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

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investments will fluctuate with the performance of the specific properties we acquire.

Our Public Offering is being made on a best efforts basis, whereby the participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Public Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise a substantial amount of funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Our stockholders’ investments in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we, through our advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in selecting our investments and arranging financing. As of December 31, 2011, we owned seven properties in five states. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, our stockholders will have to rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investments. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Public Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of the Public Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investments. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall returns may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor and sponsor, including Kevin A. Shields, David C. Rupert, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Don G. Pescara and Julie A. Treinen, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, requires us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents of our advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

Our sponsor, advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.

Our sponsor, advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors to some or all of 16 other real estate programs affiliated with our sponsor, including Griffin-American Healthcare REIT II, Inc. (“Griffin-American Healthcare REIT II”), a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

In addition, our dealer manager has entered into a dealer manager agreement to serve as dealer manager for Griffin-American Healthcare REIT II. As a result, our dealer manager will have contractual duties to Griffin-American Healthcare REIT II, which contractual duties may conflict with the duties owed to us. The duties owed to Griffin-American Healthcare REIT II could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and Griffin-American Healthcare REIT II. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager’s personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our sponsor, our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our advisor. Our advisor and its affiliates are actively involved in 16 other affiliated real estate programs and three other entities which own properties, including tenant in common programs and other real estate programs that may compete with us or otherwise have similar business interests. Our advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investments. If our advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the appropriate manner, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investments.

We may face a conflict of interest when purchasing properties from affiliates of our advisor.

As of December 31, 2011, we have acquired five of our properties in transactions involving certain affiliates of our sponsor, including our Chairman and President, Kevin A. Shields, our Vice President – Acquisitions, Don G. Pescara, and the President of our sponsor, David C. Rupert, along with several third party investors. We may purchase properties from one or more affiliates of our advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our advisor and its affiliates, our advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our advisor and its affiliates.

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

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our advisor will be entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While certain affiliates of our sponsor, including our Chairman and President, will have a significant equity interest in our operating partnership through the contribution of certain of our properties, our advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

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

We may enter into joint ventures with other programs sponsored by our sponsor, including other REITs, for the acquisition, development or improvement of properties. Our advisor may have conflicts of interest in determining which program sponsored by our sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders investments’.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (“Baker Donelson”) acts as legal counsel to us and also represents our sponsor, advisor, our dealer manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

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

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (“1940 Act”). As of December 31, 2011, we owned seven properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Public Offering ends. If we are unable to invest a significant portion of the proceeds of the Public Offering in properties within one year of the termination of the Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

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

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.

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

Our board of directors determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

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

We will not calculate the net asset value per share for our shares until, potentially, 18 months after completion of our last offering, therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Public Offering and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until, potentially, 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our Public Offering.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in the Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2011, we had 5,667,551 shares of common stock issued and outstanding, and we owned approximately 59% of the limited partnership interests. Our sponsor and certain of its affiliates owned approximately 27% of the limited partnership interests, and the remaining approximately 14% is owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was approximately $7.44 as of December 31, 2011, as compared to our offering price per share of $10.00 as of December 31, 2011. Therefore, upon a purchase of our shares, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With limited prior operating history, we cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of our Public Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If, however, we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing a severe economic slowdown affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic slowdown. Lease payment defaults by tenants, including those caused by the current economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

Five of our eight current tenants each represent in excess of 10% of our rental income; therefore we currently rely on these five tenants and adverse effects to their business could affect our performance.

As of January 31, 2012, our five largest tenants, based on rental income, were Life Technologies Corporation, located in California (approximately 23.8%), AT&T Services, Inc., located in Washington (approximately 17.6%), Chicago Bridge & Iron Company (Delaware), located in Illinois (approximately 15.0%), World Kitchen, LLC, located in Illinois (approximately 13.4%) and Renfro Corporation, located in South Carolina (approximately 10.8%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments which may have a substantial adverse effect on our financial performance.

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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

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

We focus our investments on commercial and industrial properties, a number of which may include manufacturing facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2011, we did not have significant industry concentration in our portfolio; however, approximately 38% of our total rental income is concentrated in the State of Illinois and approximately 26% of our total rental income is concentrated in the State of California.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

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

•	poor economic times may result in a tenant’s failure to meet its obligations under a lease or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases; and

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

Continued disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets are currently experiencing significant disruptions which have been brought about in large part by failures in the U.S. banking system. These disruptions have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight money supply.

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

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

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

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

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

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

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

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

Further, we may not obtain an independent third party environmental assessment for every property we acquire. In addition, we cannot assure our stockholders that any such assessment that we do obtain will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

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

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in the Public Offering, which could result in higher leverage or a less diversified portfolio of real estate.

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

Risks Associated with Debt Financing

If we breach covenants under our loans with KeyBank National Association, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

We entered into (1) a credit facility with KeyBank National Association (“KeyBank”) under which we have borrowed $86.2 million as of March 22, 2012 and may borrow up to $115 million and (2) a mezzanine loan under which we have borrowed $12.4 million as of March 22, 2012 and may borrow up to $15 million. The credit facility includes a number of financial covenant requirements for us including, but not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), minimum liquidity of $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans, and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date (as defined) and 100% of the equity in any properties contributed to us after the effective date. Pursuant to a financial covenant requirement in the mezzanine loan, gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter. The mezzanine loan also includes a requirement that we make periodic payments equal to the net equity raised in our public offering, subject to a monthly minimum amount of $4.0 million. If we should breach certain of those financial covenant requirements, Key Bank could consider the loans in default and accelerate our repayment date. If we do not have sufficient cash to repay the loans at that time, KeyBank could foreclose on a number of our properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investments in us.

If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investments.

We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, all of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We expect that we will incur additional indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Baker Donelson, our legal counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned and our investment in assets and manner of operation, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. Baker Donelson will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Baker Donelson’s legal judgment based on the law in effect as of the date of our prospectus. Baker Donelson’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including our Public Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our Public Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of our operating partnership or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

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

We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat The GC Net Lease REIT TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

The tax rate applicable to qualifying corporate distributions received by individuals prior to 2013 has been reduced to a maximum rate of 15% for federal income tax purposes. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed or in the case where REIT has received a taxable dividend from a regular “C” corporation such as from our taxable REIT subsidiary. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income, which currently are as high as 35%. This change in law may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to employee benefit plans, IRAs or other tax-favored benefit accounts investing in our shares which could cause an investment in our shares to be a prohibited transaction which could result in additional tax consequences.

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

In addition, the Department of Labor (DOL) plan asset regulations as modified by ERISA Section 3(42) provide that, subject to certain exceptions, the assets of an entity in which an IRA, plan or other account holds an equity interest may be treated as assets of an investing IRA, plan or other account, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. Furthermore, if an employee benefit plan invests in our shares and we have significant participation by benefit plan investors (as defined in the DOL plan asset regulations), the standards of prudence and other provisions of ERISA could extend to us with respect to our investments and the trustee or other fiduciary of such plan may be deemed to have improperly delegated fiduciary responsibilities to us in violation of ERISA. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets from being treated as assets of any investing IRA, plan or other account.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned seven properties, as shown in the tables below, encompassing approximately 2.3 million rentable square feet with a going-in capitalization rate of 8.2%:

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

The annualized gross base rent for our seven tenants totaled $14.2 million as show in the table below:

Property	Tenant	Industry	Annualized Gross Base Rent (1)	% of Annualized Gross Base Rent	2011 Annualized Net Effective Rent per Square Foot (2)(3)	Year of Lease Expiration
Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$1,863,000	13.1%	$3.29	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	2,587,000	18.2%	14.70	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	2,311,000	16.3%	3.30	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	1,363,000	9.6%	2.57	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	762,000	5.4%	21.28	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	1,216,000	8.6%	7.16	2022
LTI Carlsbad, CA	Life Technologies Corporation	Research and Development (Biotechnology Tools)	4,093,000	28.8%	12.45	2022

Total			$14,195,000	100.0%	$6.18

(1)	The annualized gross base rents presented are forward-looking, based on contractual rent amounts for the period January 1, 2012 to December 31, 2012, which take into consideration any rent increases.
(2)	Ending total balance represents an average per square foot for the seven properties.
(3)	The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The annualized gross base rent is reduced by the annualized priority return due to Hopkins Enterprises, Inc. to arrive at the annualized net effective rent for the Emporia Partners property.

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

LTI

The LTI property is a lab and manufacturing headquarters facility located at 5781 Van Allen Way, Carlsbad, California, approximately 35 miles north of San Diego.

The LTI Property is leased in its entirety to a single tenant, Life Technologies Corporation (“LTI”) under a triple net lease. LTI is a publicly-traded company providing consumables, instruments and services in the life sciences research and the biopharmaceutical production industries. LTI has expended approximately $57 million of its own capital on improvements to the property since 2000.

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

The Quad/Graphics lease commenced in 1995 and the property is leased in its entirety to World Color (USA), LLC under a triple-net lease, which lease is guaranteed by both World Color Press, Inc. and its parent company, Quad/Graphics, Inc. (“Quad/Graphics”). Quad/Graphics is a publicly-traded printing company which acquired World Color Press, Inc. in July 2010, thereby creating one of the world’s largest printing companies. Quad/Graphics has operations throughout the United States, Latin America and Europe. Construction on the Quad/Graphics property was originally completed in 1986 and the facility was expanded in 1996 and again in 2009 for a combined total of approximately 45,000 square feet in expansions.

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

The Emporia Partners property is leased in its entirety to Hopkins Enterprises, Inc. (“Hopkins”) under a triple-net lease and Hopkins subleases the property to Hopkins Manufacturing. Since 1954, Hopkins Manufacturing has utilized the property under the sublease as its headquarters and regional production and distribution point, completing 13 separate additions to the space to accommodate their expanding business and product lines, including construction in 2000 which doubled the size of the property’s facilities. Hopkins Manufacturing is a manufacturer and marketer of specialized towing products and functional accessories for the automotive and recreational vehicle aftermarkets, with notable brand names including Hoppy®, TAP™, LiteMate®, BrakeBuddy®, Spillmaster®, and FloTool.

Will Partners

The Will Partners property is a single-story warehouse/distribution facility located at 5800 Industrial Drive, Monee, Illinois, part of the South Suburban Chicago submarket. The property is located in Will County, approximately 38 miles southwest of Chicago. Approximately 20% of the Will Partners property consists of undeveloped land.

The Will Partners property is leased in its entirety to World Kitchen, LLC (“World Kitchen”) under a triple-net lease. The Will Partners property was a build-to-suit for World Kitchen, which has occupied the property since its completion. World Kitchen utilizes the property as its principal regional distribution center, one of two such centers for the company in the U.S. World Kitchen, LLC is a manufacturer, designer, developer and/or marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. World Kitchen is a developer, manufacturer, and distributor of household products with brand names including CorningWare®, Pyrex®, Revere®, Chicago Cutlery® and EKCO®. The Will Partners property has instant access to Interstate 57, which connects to other major interstates in the area, including I-80, I-90, I-94 and I-294.

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

Acquisition Indebtedness

In conjunction with the acquisition of our properties, we have assumed and engaged in various types and amounts of debt. For a more detailed description of our debt, see Note 4, Debt, in the notes to the financial statements contained in this report. As of December 31, 2011 and December 31, 2010, our debt consisted of the following:

	Balance as of December 31, 2011	Balance as of December 31, 2010	Contractual Interest Rate	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,534,269	$20,796,437	6.65% (fixed)	Principal and Interest	November 2017
Emporia Partners Mortgage Loan	5,053,094	5,332,794	5.88% (fixed)	Principal and Interest	September 2023
LTI Mortgage Loan	34,087,784	—	5.80% (fixed)	Principal and Interest	March 2016
LTI Mortgage Loan Premium	357,815	—	—	—	—
Credit Facility	35,395,985	35,000,000	Monthly LIBOR + 2.75% (1)	Interest Only	November 2014 (2)
Bridge Loan (3)	—	7,871,500	Daily LIBOR + 4.50% (4)	Principal and Interest	November 2011

Total	$95,428,947	$69,000,731

(1)	Prior to the amendment and restatement effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBOR + 3.75% subject to a minimum LIBOR of 2.0%.
(2)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not occur. Maturity date assumes the one-year extension is exercised.
(3)	The balance at December 31, 2010 was paid in full in April 2011. An additional $12.3 million was obtained in May 2011 and paid in full in September 2011. Once the Bridge Loan is paid in full, the Company does not have further borrowing capacity.
(4)	Subject to a minimum LIBOR of 2.0%

The following summarizes the future principal repayments of all loans as of December 31, 2011 per the loan terms discussed above:

2012	1,183,862
2013	1,268,726
2014	36,744,368	(1)
2015	1,433,059
2016	1,058,473
Thereafter	53,382,644

Total	$95,071,132	(2)

(1)	Amount includes payment of the balance of the Credit Facility, which expires on November 18, 2014, assuming the one-year extension is exercised.
(2)	Principal repayments on the LTI mortgage loan do not include the valuation premium of $0.4 million.

The weighted average interest rate of our fixed-rate debt as of December 31, 2011 was approximately 6.10%.

ITEM 3.	LEGAL PROCEEDINGS

(a)	From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of our business. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably or of any such legal proceedings contemplated by governmental authorities.

(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 21, 2012, we had approximately $69.1 million in shares of common stock outstanding, including $1.2 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 1,974 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Distributions

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, as of December 31, 2011, we satisfied the REIT requirements and distributed all of our taxable income.

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

Distributions for a given month are paid approximately 15 days after month-end and are currently paid from proceeds raised from our Public Offering and operating cash flow generated from our properties. The following table shows the distributions we have declared and paid during the years ended December 31, 2011 and 2010:

Quarter	Total Distributions Declared and Paid to Limited Partners		Total Distributions Declared and Paid to Stockholders (1)		Distributions Declared per Common Share (2)	Annualized Percentage Return
1st Quarter 2010	$336,205		$54,021		$0.17	6.75%
2nd Quarter 2010	$380,538		$122,559		$0.17	6.75%
3rd Quarter 2010	$519,755	(3)	$184,428		$0.17	6.75%
4th Quarter 2010	$539,038		$259,482		$0.17	6.75%
1st Quarter 2011	$527,321		$365,432		$0.17	6.75%
2nd Quarter 2011	$607,963		$503,950		$0.17	6.75%
3rd Quarter 2011	$679,450		$652,945		$0.17	6.75%
4th Quarter 2011	$679,449	(4)	$849,780	(4)	$0.17	6.75%

(1)	Declared distributions are paid monthly in arrears.
(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
(3)	Amount includes $0.02 million paid to our advisor for 2009 and 2010 distributions.
(4)	Amount includes $0.2 million paid to limited partners and $0.2 million paid to stockholders in January 2012.

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

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. The term of the Plan is ten years. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2011.

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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	566,755
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	566,755

(1)	The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2011, we had 5,667,551 outstanding shares of common stock, including shares issued pursuant to the distribution investment plan.

Recent Sales of Unregistered Securities

We engaged in a private placement offering of up to 10,000,000 shares of common stock at $10.00 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated February 20, 2009, as supplemented. From February 20, 2009 through November 6, 2009, when the private placement offering terminated, we received net offering proceeds of approximately $2.4 million from the sale of 247,978 shares of common stock in the private placement after commissions, fees and expenses.

Each of the purchasers in the private offering has represented to us that he or she was an accredited investor. Based upon these representations, we believe that the issuance of our common stock in the private offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. Our equity raise as of December 31, 2011 resulted in the following:

Common shares issued in our Public Offering	5,318,576
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	112,997
Common shares redeemed in our share redemption program	12,000
Gross Public Offering proceeds	$52,989,865
Gross Public Offering proceeds from shares issued pursuant to our distribution reinvestment plan	1,073,479

Total Gross Public Offering proceeds	54,063,344
Redemption of common shares pursuant to our share redemption program	120,000
Selling commissions and dealer manager fees paid	5,121,008
Reimbursement to our advisor of O&O costs paid	858,093
Reimbursement to our advisor of O&O and other costs payable	26,735

Net Public Offering proceeds	$47,937,508

The net offering proceeds raised in the Public Offering were used to fund (1) Bridge Loan payments of $20.2 million used to acquire properties; (2) $8.5 million for certain property acquisitions; (3) $6.4 million of various fees paid to affiliates; (4) distributions of $7.0 million; (5) deferred financing costs of $1.8 million paid to non-affiliates; (6) other offering costs of $1.3 million paid to non-affiliates; (7) $0.8 million to pay real estate deposits to unaffiliated parties for potential future acquisitions, which is included in the prepaid expenses and other assets balance on the consolidated balance sheets; and (8) $2.0 million paid to non-affiliates for other acquisition expenses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on the use of proceeds.)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Redemption Program

As noted in Note 8, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus dated July 22, 2011, as supplemented from time to time, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of December 31, 2011 and 2010, $1.0 million and $0.2 million in shares of common stock, respectively, were eligible for redemption. During the year ended December 31, 2010, we had no redemption requests. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of December 31, 2011, there were 1,000 shares related to redemption requests to be processed subsequent to December 31, 2011. The redemption of these shares totaled approximately $0.01 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2011. On January 31, 2012, we satisfied all of the eligible redemption requests at a price per share of $9.25. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the quarter ended December 31, 2011, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2011	12,000	$9.38	12,000	(1)
November 30, 2011	—	N/A	—	—
December 31, 2011	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	For the Year Ended December 31,
	2011	2010	2009
Operating Data
Total revenue	$15,010,023	$7,269,741	$2,732,577
Net loss	(4,621,498)	(3,809,088)	(2,235,586)
Net loss per share, basic and diluted	(0.72)	(1.08)	(1.79)
Distributions declared per common share	0.68	0.68	0.44
Balance Sheet Data
Total real estate, net	$162,862,561	$103,033,549	$53,486,605
Total assets	175,945,102	110,141,076	55,294,930
Total debt	95,428,947	69,000,731	34,041,558
Total liabilities	107,129,962	72,996,263	37,016,005
Redeemable noncontrolling interests	4,886,686	4,886,686	—
Redeemable common stock	1,070,490	170,810	8,994
Stockholders’ equity	41,071,387	13,509,517	591,183
Total equity	62,857,964	32,087,317	18,269,931
Other Data
Net cash provided by (used in) operating activities	$(2,034,242)	$(824,774)	$58,498
Net cash used in investing activities	(13,800,757)	(38,754,607)	—
Net cash provided by financing activities	19,628,367	40,828,181	127,774

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report. As used herein, “we,” “us,” and “our” refer to Griffin Capital Net Lease REIT, Inc.

Overview

As described in more detail in Item 1 of this report, we are a public, non-traded REIT that invests primarily in single tenant, net lease properties diversified by corporate credit, physical geography, product type and lease duration. We were formed on August 28, 2008 and commenced operations on May 6, 2009. We have no paid employees and are externally advised and managed by an affiliate, The GC Net Lease REIT Advisor, LLC, our advisor.

We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of December 31, 2011, we had issued 5,431,573 total shares of our common stock for gross proceeds of approximately $54.1 million in our Public Offering, of which 112,997 shares, or $1.1 million, were issued pursuant to the distribution reinvestment plan. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38.

As of December 31, 2011, we owned seven single tenant, net lease properties in five states (California, Colorado, Illinois, Kansas and South Carolina) encompassing approximately 2.3 million rentable square feet with a going-in capitalization rate of 8.2%. The leases covering our seven properties are scheduled to have total annualized gross base rent of $14.2 million for 2012 and had annualized net effective rent per square foot of $6.18.

We acquired two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009, four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010 and our seventh property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011. The tenants of our properties operate in a diverse range of industries, including manufacturing, construction and engineering services, distribution, educational, printing, and research and development.

Significant Accounting Policies and Estimates

We have established accounting policies, which conform to generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We do not expect that the adoption of ASU 2011-01 will have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the

FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. We do not expect that the adoption of ASU 2011-05 and ASU 2011-12 will have a material impact to our consolidated financial statements.

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

Results of Operations

We owned six properties as of December 31, 2010, one of which was acquired during the end of the quarter ended June 30, 2010, two of which were acquired during the end of the quarter ended September 30, 2010 and one of which was acquired on December 30, 2010. As of December 31, 2011, we owned seven properties, as shown in the tables above. Therefore, our results of operations for the year ended December 31, 2011 are not directly comparable to those for the year ended December 31, 2010. Our results of operations for the year ended December 31, 2011 are not indicative of those expected in the future periods and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Years Ended December 31, 2011 and 2010

The following table provides summary information about our results of operations for the year ended December 31, 2011 and 2010:

	Year Ended December 31,			Percentage Change
	2011	2010	Increase
Rental income	$13,223,384	$6,509,724	$6,713,660	103%
Property tax recovery	$1,785,486	$755,370	$1,030,116	136%
Asset management fees to affiliates	$1,083,304	$560,141	$523,163	93%
Property management fees to affiliates	$377,078	$188,793	$188,285	100%
Property tax expense	$1,785,486	$755,370	$1,030,116	136%
Acquisition fees and expenses to non-affiliates	$1,560,974	$473,790	$1,087,184	229%
Acquisition fees and expenses to affiliates	$1,680,000	$1,629,344	$50,656	3%
General and administrative expenses	$1,748,334	$1,359,686	$388,648	29%
Depreciation and amortization	$5,608,669	$2,941,676	$2,666,993	91%
Interest expense	$5,787,676	$3,170,029	$2,617,647	83%

Rental Income

Rental income for the year ended December 31, 2011 is comprised of rental income of $12.0 million, adjustments to straight-line contractual rent of $0.8 million, and in-place lease valuation amortization of $0.4 million. Rental income for the year ended December 31, 2011 increased by $6.7 million compared to the same period a year ago as a result of (1) $3.2 million in additional rental income related to the real estate acquired in the prior period subsequent to June 30, 2010 and $2.6 million related to the real estate acquired during the year ended December 31, 2011; (2) an increase in adjustments to straight-line contractual rent of $0.3 million; and (3) increased in-place lease valuation amortization of approximately $0.6 million. Also included as a component of revenue is the recovery of property taxes, which increased by $1.0 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2011 and 2010 totaled $3.2 million and $1.5 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the year ended December 31, 2011 compared to the same period a year ago of $1.7 million is a result of $0.5 million in asset management fees, $0.2 million in property management fees and $1.0 million in property taxes for the real estate acquired subsequent to June 30, 2010. We expect property operating expenses to increase in future periods as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the year ended December 31, 2011 increased by $1.1 million compared to the year ended December 31, 2010 and consisted of $1.2 million in acquisition expenses related to the acquisition of the LTI property and $0.4 million in acquisitions expenses related to potential future acquisitions. Real estate acquisitions fees and expenses to affiliates of $1.7 million represent the acquisition fees and expenses due to our advisor for the LTI property acquisition. We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 increased by $0.4 million compared to the same period a year ago due to increased operating activity and to a decrease in the adjustment to organizational costs as discussed below. General and administrative expenses for the year ended December 31, 2011 totaled $1.7 million consisting of accounting and legal fees of $0.6 million, directors’ and officers’ insurance of $0.2 million, bank and transfer agent fees of $0.2 million, allocated personnel and rent costs incurred by our advisor of $0.3 million as well as other expenses totaling $0.4 million. The total of $0.4 million in other expenses consisted mostly of board of directors’ fees ($0.1 million), filing fees ($0.1 million), non-acquisition closing costs related to the amendment to the credit facility we obtained from KeyBank National Association (“KeyBank”) on June 4, 2010 (the “Credit Facility”) and printing costs ($0.1 million in total), and organizational costs ($0.1 million). In the prior year, organizational costs were adjusted as a result of the amount of organizational costs incurred, which exceeded the limitations that our advisor is subject to, as set forth in our Second Amended and

Restated Advisory Agreement and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. Organizational costs were adjusted downward by $0.1 million for the year ended December 31, 2010 compared to an upward adjustment for the year ended December 31, 2011 of $0.01 million. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 consisted of depreciation of building and building improvements of our properties of $3.0 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $2.6 million. The increase of $2.7 million as compared to the year ended December 31, 2010 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2010. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the year ended December 31, 2011 increased by $2.6 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $1.5 million in interest expense related to the assumption of the LTI mortgage debt and additional expense related to the Emporia Partners mortgage debt; (2) $0.5 million in additional interest expense related to the Credit Facility (as defined below in the Liquidity and Capital Resources section); (3) $0.2 million in interest expense related to the bridge loan obtained from KeyBank on December 30, 2010 (the “Bridge Loan”); and (4) a decrease of $0.1 million in interest expense related to the refinancing of the Renfro property debt and debt premium amortization. The increase in interest expense for the year ended December 31, 2011 also includes the increase in amortization of deferred financing costs of $0.5 million. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Comparison of the Years Ended December 31, 2010 and 2009

The following table provides summary information about our results of operations for the year ended December 31, 2010 and 2009:

	Year Ended December 31,			Percentage Change
	2010	2009	Increase
Rental income	$6,509,724	$2,507,487	$4,002,237	160%
Property tax recovery	$755,370	$213,878	$541,492	253%
Asset management fees to affiliates	$560,141	$219,674	$340,467	155%
Property management fees to affiliates	$188,793	$68,442	$120,351	176%
Property tax expense	$755,370	$213,878	$541,492	253%
Acquisition fees and expenses to non-affiliates (1)	$473,790	$6,908	$466,882	6759%
Acquisition fees and expenses to affiliates (1)	$1,629,344	$1,630,684	$(1,340)	—
General and administrative expenses	$1,359,686	$683,769	$675,917	99%
Depreciation and amortization	$2,941,676	$920,919	$2,020,757	219%
Interest expense	$3,170,029	$1,223,889	$1,946,140	159%

(1)	Acquisition fees and expenses have been reclassified to conform to the current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

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

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the year ended December 31, 2010 increased by $0.5 million compared to the year ended December 31, 2009 and consisted of acquisition expenses related to the four properties acquired in 2010. Real estate acquisitions fees and expenses to affiliates of $1.6 million for the year ended December 31, 2010 represent the acquisition fees and expenses due to our advisor in connection with the four property acquisitions made during that period.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 increased by $0.68 million compared to the same period in the prior year due to (1) increased operating activity during the year ended December 31, 2010 and (2) the year ended December 31, 2009 contained activity from the date we broke escrow, or May 6, 2009, compared to 12 months during the year ended December 31, 2010. General and administrative expenses for the year ended December 31, 2010 consisted mostly of professional fees, including accounting and legal costs of $0.78 million, directors’ and officers’ insurance of $0.26 million, board of directors fees of $0.09 million, as well as other expenses totaling $0.24 million, consisting mostly of office expenses such as allocated personnel costs and rent incurred by our advisor ($0.09 million in total), transfer agent fees (approximately $0.05 million), and non-financing closing costs related to the refinancing of the Renfro property debt ($0.03 million). Further, organizational costs were reduced (a reduction of $0.08 million) to the extent the amount of organizational costs incurred exceeded the limitations that our advisor is subject to, as discussed in our Amended and Restated Advisory Agreement and in the Organizational and Offering Costs section of Note 2 to the financial statements. The reduction in organizational costs is reflected as a reduction of the “Due to Affiliates” balance in the consolidated balance sheets as of December 31, 2010.

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

Interest Expense

Interest expense for the year ended December 31, 2010 increased by $1.95 million compared to the year ended December 31, 2009. The increase is due primarily to: (1) a $0.92 million increase related to the Renfro and Plainfield properties for the 12 months of activity during the year ended December 31, 2010 compared to six months of interest expense for the year ended December 31, 2009; (2) $0.11 million in interest expense related to the assumption of the Emporia Partners property debt in conjunction with the contribution on August 27, 2010; and (3) $0.74 million in interest expense related to the origination of the Credit Facility and the short-term bridge facility, as discussed in Note 4, Debt, to the consolidated financial statements. Interest expense for the year ended December 31, 2010 also includes the amortization of deferred financing costs of $0.16 million whereas during the year ended December 31, 2009, there were no deferred financing costs, and $0.02 million related to an interest rate cap pursuant to debt covenant requirements of the Credit Facility.

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

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.

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

•

Acquisition-related costs. In accordance with GAAP, acquisition-related costs are required to be expensed as incurred. These costs have been and will continue to be funded with cash proceeds from our primary offering. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. By excluding acquisition-related costs that affect our operations only in periods in which properties are acquired, MFFO can provide an indication of sustainability after we cease to acquire properties on a frequent and regular basis. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Net Loss	$(4,621,498)	$(3,809,088)	$(2,235,586)
Adjustments:
Depreciation of building and improvements	2,972,532	1,884,394	569,346
Amortization of intangible assets	2,636,137	1,057,282	351,573

Funds from Operations (FFO)	$987,171	$(867,412)	$(1,314,667)

Reconciliation of FFO to Modified Funds From Operations (MFFO)
FFO	$987,171	$(867,412)	$(1,314,667)
Adjustments:
Acquisition fees and expenses to non-affiliates	1,560,974	473,790	6,908
Acquisition fees and expenses to affiliates	1,680,000	1,629,344	1,630,684
Revenues in excess of cash received (straight- line rents)	(811,691)	(465,225)	(206,770)
Amortization of above/(below market) rent	(381,670)	61,604	(19,313)
Amortization of debt premium	(54,483)	—	—

MFFO	$2,980,301	$832,101	$96,482

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Bridge Loan, Credit Facility and Mezzanine Loan discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

On June 4, 2010, we, through our operating partnership, entered into a credit agreement with KeyBank, which provided our operating partnership with the Credit Facility in the initial amount of $25.0 million to finance the acquisition of properties. Our operating partnership made an initial draw of $16.9 million to facilitate the acquisition of the Will Partners property and a subsequent draw of approximately $5.1 million to finance the ITT property acquisition.

On November 22, 2010, we, through our operating partnership, entered into an amendment to the credit agreement with KeyBank, thereby increasing the total amount of the Credit Facility, upon which we additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property.

On November 18, 2011, we, through our operating partnership, entered into an amendment and restatement to the credit agreement with KeyBank, as administrative agent, and Bank of America, as syndication agent, (collectively the “Lenders”) thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35 million. We drew an additional $0.4 million for related financing costs from the revised credit facility, which has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, we, through our Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($70.0 million) or the aggregate borrowing base availability ($37.1 million). The total amount of funds drawn under the Credit Facility as of December 31, 2011 was $35.4 million, resulting in an unused borrowing base availability of $1.7 million.

As part of the amendment effective November 18, 2011, beginning with the quarter ended December 31, 2011, the liquidity requirement was $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans. Additional loan compliance covenants include, but are not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date (as defined) and 100% of the equity in any properties contributed after the effective date.

In connection with the acquisitions of the AT&T and Westinghouse properties as discussed in Note 10, Subsequent Events, on January 31, 2012, and on March 22, 2012 we drew $22.0 million and $27.1 million, respectively, from the revised credit facility discussed above to partially finance such acquisitions. As of March 22, 2012, approximately $86.2 million of the revised revolver was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T and Westinghouse properties.

On December 30, 2010, we, through our operating partnership, entered into the Bridge Loan with KeyBank and thereby obtained approximately $7.9 million used as a source to fund the acquisition of the Quad/Graphics property. The terms of the Bridge Loan required weekly payments equal to the net equity raised in our Public Offering, subject to a monthly minimum amount of approximately $1.3 million. The balance of the loan was paid in full on April 18, 2011.

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

On January 31, 2012, a property-owning special purpose entity wholly-owned by our operating partnership (the “Property SPE”) entered into a mezzanine loan agreement in which KeyBank serves as the initial lender with a total commitment of $15.0 million (the “Mezzanine Loan”). In connection with the acquisition of the AT&T property, on January 31, 2012, as discussed in Note 10, Subsequent Events, the Property SPE made a draw of $12.4 million from the Mezzanine Loan to partially finance such acquisition. The terms of the Mezzanine Loan require that the proceeds of the Mezzanine Loan be used to acquire the AT&T property and other potential acquisitions through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in our public offering, subject to a monthly minimum amount of $4.0 million. Pursuant to a financial covenant requirement in the Mezzanine Loan, gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

Through March 21, 2012, a total of $9.0 million in payments were made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed above, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million.

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

Our cash and cash equivalent balances increased by $3.8 million during the year ended December 31, 2011 and were used in or provided by the following:

Operating Activities. During the year ended December 31, 2011, we used $2.0 million of cash from operating activities, compared to $0.8 million used during the year same period in 2010. The net loss in the current period is offset by (1) non-cash adjustments of $5.0 million (consisting of depreciation and amortization of $5.8 million less deferred rent of $0.8 million), which increased compared to the same period in 2010 in which non-cash adjustments totaled $2.7 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to June 30, 2010; and (2) cash used for working capital of $2.4 million compared to cash provided by working capital of $0.3 million for the years ended December 31, 2011 and 2010, respectively. The decrease in working capital is primarily due to the payment of acquisition fees and expenses totaling $1.7 million related to the acquisitions made in the prior year and the payment of organizational and offering costs advanced by our advisor totaling $0.7 million.

Investing Activities. During the year ended December 31, 2011, we used $13.8 million in cash for investing activities, specifically for the acquisition of the LTI property. During the same period a year ago, we used $38.8 million in cash for the acquisition of the Will Partners, Emporia Partners, ITT and Quad/Graphics properties and we also funded $0.5 million for tenant improvements from reserve proceeds held by lenders, which were assumed by us in conjunction with the contribution of the Plainfield and Renfro properties.

Financing Activities. During the year ended December 31, 2011, we generated $19.6 million in financing activities as compared to $40.8 million during the same period a year ago, an increase in cash usage from financing activities of $21.2 million. The increase in cash usage is the net result of $18.5 million of increased financing activity and a $39.7 million utilization of cash generated from financing activities. The $18.5 million increase is comprised of: (1) an increase of $18.1 million in the issuance of common stock during the year ended December 31, 2011, compared to the same period a year ago and (2) a $0.4 million decrease in deferred financing costs incurred. The $39.7 million utilization consists of the following: (1) an increase of $7.3 million in loan principal payments; (2) a decrease of $30.2 million in borrowing proceeds compared to the same period in 2010; (3) a $0.5 million increase in loan amortization compared to the same period a year ago due to the amortization of the Emporia Partners mortgage debt and the LTI mortgage debt; and (4) a $1.7 million increase in distribution payments.

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

The following table shows distributions paid during each of the quarters for the year ended December 31, 2011:

	December 31, 2011				September 30, 2011				June 30, 2011				March 31, 2011
Distributions paid in cash- noncontrolling interests	$582,676				$589,080				$477,667				$438,915
Distributions paid in cash- redeemable noncontrolling interests (1)	89,388				90,370				90,370				88,406
Distributions paid in cash- common stockholders	468,000				378,282				287,409				212,667
Distributions reinvested (shares issued)	340,387				244,294				192,978				131,271

Total distributions	$1,480,451	(2)			$1,302,026	(2)			$1,048,424	(2)			$871,259

Source of distributions:
Cash flows (used for)/provided by operations	$(4,687,408)		(317	)%(3)	$1,057,732		81	%(3)	$855,446		82	%(3)	$739,988	85	%(3)
Proceeds from issuance of common stock (4)	5,827,472		394%		—				—				—
Distributions reinvested (shares purchased)	340,387		23%		244,294		19%		192,978		18%		131,271	15%

Total sources	$1,480,451		100%		$1,302,026		100%		$1,048,424		100%		$871,259	100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the year ended December 31, 2011) and noncontrolling interests (see consolidated statements of equity for the year ended December 31, 2011) based on their respective ownership percentages as of December 31, 2011.
(2)	Total distributions declared but not paid as of December 31, 2011 for noncontrolling interests (including our advisor), and common stockholders were $0.2 million, respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the Bridge Loan required periodic payments throughout the month equal to the net equity raised in our public offering, subject to a monthly minimum, as discussed in Note 4, Debt. During most of the year ended December 31, 2011, proceeds from the issuance of common stock were used to pay down the principal balance totaling $20.2 million.

From our inception through December 31, 2011, we paid and declared cumulative distributions of approximately $3.1 million to common stockholders and approximately $5.0 million to the limited partners of our operating partnership, as compared to cumulative FFO of approximately $(1.3) million. The payment of distributions from sources other than funds from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2011:

	Payments Due During the Years Ending December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$95,071,132	$1,183,862	$38,013,095	$2,491,531	$53,382,644
Interest on outstanding debt obligations (2)	21,611,801	4,758,040	9,236,339	5,691,766	1,925,656

Total	$116,682,933	$5,941,902	$47,249,434	$8,183,297	$55,308,300

(1)	Amounts include principal payments only. As of December 31, 2011, the total Credit Facility was $35.4 million and is due on November 18, 2014, assuming the one-year extension is exercised. The payments on the LTI mortgage debt do not include the premium of $0.4 million.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2011.

Subsequent Events

See Note 10, Subsequent Events, to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt.

As of December 31, 2011, our debt consisted of the property-specific mortgage loans of $60.0 million and a $35.4 million draw from the Credit Facility. Such amounts were consistent with our debt outstanding as of December 31, 2010, except that the LTI property mortgage loan was assumed in May 2011 and the Credit Facility was amended and restated on November 18, 2011, as discussed below. Additionally, the balance on the Bridge Loan of $7.9 million as of December 31, 2010 was paid off in full in April 2011 and the additional $12.3 million, which was obtained in May 2011, was paid off in full in September 2011.

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

Credit Facility

On June 4, 2010, we obtained approximately $16.9 million in debt to finance our acquisition of the Will Partners property pursuant to the Credit Facility. On September 23, 2010, we further obtained approximately $5.1 million in debt from the Credit Facility to finance our acquisition of the ITT property. On November 22, 2010, we increased the total amount of the Credit Facility, upon which we additionally drew approximately $13.0 million to refinance the debt encumbering the Renfro property. On November 18, 2011, we further increased the total amount of the Credit Facility to $70.0 million with the participation of another bank, upon which we drew an additional $0.4 million for related financing costs. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows as the minimum interest rate on the Credit Facility would still apply.

Bridge Loan

On December 30, 2010, we obtained approximately $7.9 million in debt to partially fund the acquisition of the Quad/Graphics property pursuant to the Bridge Loan. In connection with the Bridge Loan, we also executed another amendment to the Credit Facility (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. The Bridge Loan was paid in full on April 18, 2011 and, as a result, the Quad/Graphics property became additional security for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property could be refinanced pursuant to the terms of the Credit Facility. On May 13, 2011, the Bridge Loan was amended and we obtained an additional $12.3 million utilized to substantially fund the acquisition of the LTI property. The Bridge Loan was paid in full on September 30, 2011 and the guarantees issued in connection with the Bridge Loan were released. Once paid in full, we have no further borrowing capacity on the Bridge Loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2011 and 2010.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2012 Proxy Statement. Only those sections of the 2012 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC.

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of The GC Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.1	First Amended and Restated Limited Partnership Agreement of The GC Net Lease REIT Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.2	The GC Net Lease REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.3	Griffin Capital Net Lease REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on July 22, 2011, Commission File No. 333-159167)

10.4	Tax Protection Agreement by and among The GC Net Lease REIT, Inc., The GC Net Lease REIT Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.5	Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167

10.6	Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.7	Amendment to Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.8	Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.9	Amendment to Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.10	Fixed Rate Note for Plainfield Property, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2010, Commission File No. 333-159167

10.11	Contribution Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

Exhibit No.	Description

10.12	Amended and Restated Lease for Will Partners Property dated April 26, 2000, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.13	First Amendment to Amended and Restated Lease for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.14	Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.15	Credit Agreement for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.16	Guaranty for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.17	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2010, Commission File No. 333-159167

10.18	First Amendment to Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2010, Commission File No. 333-159167

10.19	Contribution Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.20	Tax Protection Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.21	Cash Purchase Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.22	Lease for LTI Property dated August 8, 2006, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.23	Fixed Rate Note for LTI Property dated February 10, 2006, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.24	Assumption Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.25	Restated KeyBank Credit Agreement dated November 18, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011, Commission File No. 000-54377

10.26	Amended and Restated Guaranty dated November 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011, Commission File No. 000-54377

10.27	AT&T Purchase Agreement dated January 27, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.28	Form of AT&T Lease dated June 30, 2005, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.29	Form of Assignment and First Amendment to Lease Agreement dated July 2, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.30	Mezzanine Credit Agreement dated January 31, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

Exhibit No.	Description

10.31	Equity Proceeds Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.32	Ownership Interests Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.33	Guaranty Agreement for Mezzanine Loan dated January 31, 2012, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.34	First Amendment to the Restated KeyBank Credit Agreement dated March 16, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.35	Westinghouse Purchase Agreement dated August 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.36	Westinghouse Lease dated September 2, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.37	Second Amendment to Westinghouse Lease dated November 10, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.38	Third Amendment to Westinghouse Lease dated March 22, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.39	Guaranty dated March 22, 2012 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

21.1	Subsidiaries of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on April 8, 2010, Commission File No. 333-159167

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 23, 2012.

GRIFFIN CAPITAL NET LEASE REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chairman and President (Principal Executive Officer)	March 23, 2012
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer	March 23, 2012
Joseph E. Miller	(Principal Financial and Accounting Officer)

/s/ Gregory M. Cazel	Independent Director	March 23, 2012
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 23, 2012
Timothy J. Rohner

GRIFFIN CAPITAL NET LEASE REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Griffin Capital Net Lease REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Griffin Capital Net Lease REIT, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Net Lease REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 23, 2012

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$5,429,440	$1,636,072
Restricted cash	1,879,865	1,658,070
Due from affiliates, net	459,521	—
Real estate:
Land	27,003,796	11,703,796
Building and improvements	110,929,358	77,096,442
Tenant origination and absorption cost	34,400,671	18,095,906

Total real estate	172,333,825	106,896,144
Less: accumulated depreciation and amortization	(9,471,264)	(3,862,595)

Total real estate, net	162,862,561	103,033,549
Above market leases, net	1,515,938	1,725,856
Deferred rent	1,483,686	671,995
Deferred financing costs, net	1,012,677	967,051
Prepaid expenses and other assets	1,301,414	448,483

Total assets	$175,945,102	$110,141,076

LIABILITIES AND EQUITY
Mortgage payable, plus unamortized premium of $357,815 and $0, respectively	$60,032,962	$26,129,231
Credit Facility	35,395,985	35,000,000
Bridge Loan	—	7,871,500
Restricted reserves	761,047	538,741
Accounts payable and other liabilities	1,238,340	857,322
Distributions payable	412,221	248,092
Due to affiliates, net	—	1,480,570
Below market leases, net	9,289,407	870,807

Total liabilities	107,129,962	72,996,263

Commitments and contingencies (Note 8)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2011 and December 31, 2010	4,886,686	4,886,686
Common stock subject to redemption	1,070,490	170,810
Stockholders’ equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 5,667,551 and 1,845,339 shares outstanding, as of December 31, 2011 and 2010, respectively	56,611	18,438
Additional paid-in capital	47,872,560	15,441,289
Cumulative distributions	(3,085,438)	(713,332)
Accumulated deficit	(3,772,346)	(1,236,878)

Total stockholders’ equity	41,071,387	13,509,517
Noncontrolling interests	21,786,577	18,577,800

Total equity	62,857,964	32,087,317

Total liabilities and equity	$175,945,102	$110,141,076

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenue:
Rental income	$13,223,384	$6,509,724	$2,507,487
Property tax recovery	1,785,486	755,370	213,878
Interest income	1,153	4,647	11,212

Total revenue	15,010,023	7,269,741	2,732,577

Expenses:
Asset management fees to affiliates	1,083,304	560,141	219,674
Property management fees to affiliates	377,078	188,793	68,442
Property tax expense	1,785,486	755,370	213,878
Acquisition fees and expenses to non- affiliates	1,560,974	473,790	6,908
Acquisition fees and expenses to affiliates	1,680,000	1,629,344	1,630,684
General and administrative expenses	1,748,334	1,359,686	683,769
Depreciation and amortization	5,608,669	2,941,676	920,919
Interest expense	5,787,676	3,170,029	1,223,889

Total expenses	19,631,521	11,078,829	4,968,163

Net loss	(4,621,498)	(3,809,088)	(2,235,586)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(188,759)	—	—

Net loss including distributions to redeemable noncontrolling interests attributable to common stockholders	$(4,810,257)	$(3,809,088)	$(2,235,586)

Net loss attributable to noncontrolling interests	(2,274,789)	(2,818,725)	(1,989,071)

Net loss attributable to common stockholders	$(2,535,468)	$(990,363)	$(246,515)

Net loss per share, basic and diluted	$(0.72)	$(1.08)	$(1.79)

Weighted average number of common shares outstanding, basic and diluted	3,517,692	919,833	137,598

Distributions declared per common share	$0.68	$0.68	$0.44

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2008	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	252,219	2,522	2,519,665	—	—	2,522,187	—	2,522,187
Discount on issuance of common stock	—	—	(121,987)	—	—	(121,987)	—	(121,987)
Offering costs including dealer manager fees to affiliates	—	—	(1,470,668)	—	—	(1,470,668)	—	(1,470,668)
Distributions	—	—	—	(83,840)	—	(83,840)	—	(83,840)
Issuance of shares for distribution reinvestment plan	947	9	8,985	(8,994)	—	—	—	—
Additions to common stock subject to redemption	(947)	(9)	(8,985)	—	—	(8,994)	—	(8,994)
Contribution of noncontrolling interests	—	—	—	—	—	—	20,200,000	20,200,000
Additions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	(732,181)	(732,181)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(246,515)	(246,515)	(1,989,071)	(2,235,586)

BALANCE December 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	—	—	15,742,844	—	15,742,844
Discount on issuance of common stock	—	—	(21,635)	—	—	(21,635)	—	(21,635)
Offering costs including dealer manager fees to affiliates	—	—	(1,192,014)	—	—	(1,192,014)	—	(1,192,014)
Distributions	—	—	—	(458,682)	—	(458,682)	—	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	—	—	—	—
Additions to common stock subject to redemption	947	9	(161,825)	—	—	(161,816)	—	(161,816)
Contribution of noncontrolling interests	—	—	—	—	—	—	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(4,886,686)	(4,886,686)
Distributions for noncontrolling interests	—	—	—	—	—	—	(1,568,275)	(1,568,275)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(207,262)	(207,262)
Net loss	—	—	—	—	(990,363)	(990,363)	(2,818,725)	(3,809,088)

BALANCE December 31, 2010	1,845,339	18,438	15,441,289	(713,332)	(1,236,878)	13,509,517	18,577,800	32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions for noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)

BALANCE December 31, 2011	5,667,551	$56,611	$47,872,560	$(3,085,438)	$(3,772,346)	$41,071,387	$21,786,577	$62,857,964

See accompanying notes.

GRIFFIN CAPTIAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	$(4,621,498)	$(3,809,088)	$(2,235,586)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation of building and building improvements	2,972,532	1,884,394	569,346
Amortization of intangible assets	2,636,137	1,057,282	351,573
Amortization of above and below market leases	(381,670)	61,604	(19,314)
Amortization of deferring financing costs	647,174	156,099	—
Amortization of debt premium	(54,483)	—	—
Deferred rent	(811,691)	(465,225)	(206,770)
Maintenance funded from restricted cash reserves	511	—	—
Change in operating assets and liabilities:
Due from affiliates, net	(459,521)	—	—
Prepaid expenses and other assets	(852,931)	8,539	(457,022)
Accounts payable and other liabilities	371,768	(176,423)	1,033,745
Due to affiliates, net	(1,480,570)	458,044	1,022,526

Net cash (used in) provided by operating activities	(2,034,242)	(824,774)	58,498

Investing Activities:
Acquisition of properties, including reserves	(13,785,562)	(38,754,607)	—
Tenant improvements	—	(452,615)	3,159,445
Tenant improvements funded from restricted cash reserves	—	452,615	(3,159,445)
Payments for construction-in-progress	(15,195)	—	—

Net cash used in investing activities	(13,800,757)	(38,754,607)	—

Financing Activities:
Proceeds from borrowings	12,695,985	42,871,500	—
Principal payoff of secured indebtedness	(20,171,500)	(12,911,990)	—
Principal amortization payments on secured indebtedness	(879,532)	(422,423)	(114,561)
Deferred financing costs	(692,800)	(1,123,150)	—
Issuance of common stock, net	32,581,944	14,529,195	929,532
Repurchase of common stock	(112,500)	—	—
Distributions to noncontrolling interests	(2,258,112)	(1,709,708)	(616,377)
Distributions to common stockholders	(1,535,118)	(405,243)	(70,820)

Net cash provided by financing activities	19,628,367	40,828,181	127,774

Net increase in cash and cash equivalents	3,793,368	1,248,800	186,272
Cash and cash equivalents at the beginning of the period	1,636,072	387,272	201,000

Cash and cash equivalents at the end of the period	$5,429,440	$1,636,072	$387,272

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,788,851	$2,847,765	$1,030,521
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- assumed upon contribution of real estate assets by affiliates	$—	$646,096	$3,606,782
Restricted cash- ongoing improvement reserve paid by tenant	$—	$152,515	$208,333
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$34,837,746	$5,422,086	$34,156,119
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$7,788,990	$10,380,000	$20,200,000
Distributions payable to noncontrolling interests	$108,413	$181,633	$115,804
Distributions payable to common stockholders	$303,809	$66,459	$13,020
Common stock issued pursuant to the distribution reinvestment plan	$908,930	$161,816	$8,994
Redeemable common stock payable	$9,250	$—	$—

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	Organization

Griffin Capital Net Lease REIT, Inc. (formerly known as The GC Net Lease REIT, Inc.), a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for the taxable year ended December 31, 2011. The Company’s year end is December 31.

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement, as amended, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. The term of the Public Offering is two years with an initial termination date of November 6, 2011. The Company’s board of directors can extend the offering for one year. As of December 31, 2011 and 2010, the Company had 5,667,551 and 1,845,339 shares outstanding, respectively, under the Private Offering and the Public Offering, including shares issued pursuant to the distribution reinvestment plan. As of December 31, 2011 and 2010, the Company had $1.1 million and $0.2 million in shares classified as common stock subject to redemption, respectively. (See Note 7, Share Redemption Program).

On September 14, 2011, the Company’s board of directors extended the termination date of the Public Offering from November 6, 2011 until November 6, 2012, which is three years after the effective date of the Public Offering. The Company’s board of directors reserves the right to terminate the Public Offering at any time prior to November 6, 2012.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2011, the Company owned approximately 59% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chairman and President, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, owned approximately 27% of the limited partnership units of the Operating Partnership. The remaining approximately 14% of the limited partnership units were owned by third parties. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

Change in Consolidated Statements of Operations Presentation

Certain prior period amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation. The Company reclassified the portion of acquisition fees and expenses, which is owed to the Advisor, in order to show the balance separately as “Acquisition fees and expenses to affiliates” for all periods presented. Previously, all acquisition fees and expenses had been presented in a combined total.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2011 and December 31, 2010.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of December 31, 2011 and December 31, 2010, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $1.9 million and $1.7 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the year ended December 31, 2011 totaled $3.2 million of which $0.4 million related to potential future acquisitions.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2011 and 2010, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of December 31, 2011, there were no leases that provide for contingent rental income.

During the year ended December 31, 2011 and 2010, the Company recognized deferred rent from tenants of $0.8 million and $0.5 million, respectively. As of December 31, 2011 and 2010, the cumulative deferred rent balance was $1.5 million and $0.7 million, respectively, and is included in deferred rent on the consolidated balance sheets.

The Company records an estimate for real estate tax reimbursement each month. At the end of the calendar year the Company reconciles the estimated real estate tax reimbursement to the actual amount incurred and adjusts the property tax recovery to reflect the actual amount incurred.

Organizational and Offering Costs

The initial organizational and offering costs of the Private Offering and the Public Offering were paid by the Sponsor, on behalf of the Advisor, for the Company and were reimbursed from the proceeds of the Private Offering and the Public Offering. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	December 31, 2011	December 31, 2010
Cumulative offering costs- Private and Public Offerings	$7,944,029	$3,507,244

Cumulative organizational costs- Private and Public Offerings	$373,953	$341,455

Organizational and offering costs previously advanced by the Advisor	$26,735	$643,941
Adjustment to organizational and offering costs pursuant to limitations the Advisor is subject to	(709,876)	(920,573)

Net due from Advisor	$(683,141)	$(276,632)

As of December 31, 2011, organizational and offering costs exceeded the limitations for organizational and offering costs the Advisor is subject to, as set forth in the Second Amended and Restated Advisory Agreement discussed above, by $0.7 million. Therefore, if the Company terminated its Public Offering on December 31, 2011, based on the gross proceeds raised in the Public Offering to date of $53.0 million and organizational and offering costs incurred in excess of the limitations discussed above, the Company’s liability to the Advisor for advanced costs would be reduced by the excess. As a result, the Company generated a receivable due from the Advisor of $0.7 million (after deducting $0.03 million in unreimbursed amounts previously advanced by the Advisor), which is reflected net of $0.2 million in fees due to the Advisor in the “Due from Affiliates” balance on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of December 31, 2011 related to the Credit Facility discussed in Note 4, Debt. As of December 31, 2011 and 2010, the Company’s deferred financing costs, net of amortization, were approximately $1.0 million.

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2011.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of December 31, 2011, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, and the Credit Facility and the Bridge Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. The Company has an interest rate cap agreement in effect for a notional amount of $50.0 million, which replaced the interest rate cap agreement that expired on December 31, 2011. The interest rate cap agreement will expire on June 29, 2012. (See Note 4, Debt.)

Other than the Plainfield mortgage debt and the Emporia Partners mortgage debt, as discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2011 and 2010. The fair value of the Plainfield and Emporia Partners mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2011 and 2010, the fair value of the Plainfield mortgage debt was $21.9 million and $21.8 million, respectively, compared to the carrying value of $20.5 million and $20.8 million, respectively. As of December 31, 2011 and 2010 the fair value of the Emporia Partners mortgage debt was $5.2 million and $5.3 million, respectively, compared to the carrying value of $5.1 million and $5.3 million, respectively. The LTI mortgage debt was recorded at an estimated fair value of $34.8 million, which includes a premium of $0.4 million and approximates the fair value.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2011, the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2011, the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

number of shares outstanding, including common stock equivalents. As of December 31, 2011 and 2010, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months and year ended December 31, 2011. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184932 per day per share on the outstanding shares of common stock.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect that the adoption of ASU 2011-01 will have a material impact to its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. The Company does not expect that the adoption of ASU 2011-05 and ASU 2011-12 will have a material impact to its consolidated financial statements.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

LTI

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

The purchase price of the LTI property was $56.0 million. The Company caused the Operating Partnership to issue $7.8 million in limited partnership units to those contributing investors. The remaining purchase price was substantially financed with an expansion and extension of the existing Bridge Loan discussed in Note 4, Debt, in the amount of $12.3 million and the assumption of the existing mortgage loan of $34.4 million ($34.8 million at estimated fair value including the premium of $0.4 million), offset by credits of $0.6 million for financing and closing costs. The remainder of the purchase price of $2.1 million was paid in October 2011 following the repayment of the Bridge Loan on September 30, 2011 as discussed in Note 4, Debt. The following table provides the purchase price allocation and related financing activity:

Land	$15,300,000
Building and improvements	$33,817,721
Tenant origination and absorption cost	$16,304,765
In-place lease valuation (below market)	$(9,010,188)
Debt premium	$(412,298)
Cash used to acquire property	$1,485,562
Mortgage payable assumed	$34,425,448
Bridge Loan	$12,300,000
Limited partnership units issued (units)	825,285
Price per unit issued (1)	$9.20 or 9.60
Limited partnership units issued (dollars)	$7,788,990

(1)	Price per share is based on whether contributing investors were represented by a third-party financial advisor or not.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

As of December 31, 2011, the Company owned seven properties, as shown in the table below:

Property	Acquisition Date	Purchase Price	Property Type	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	$21,700,000	Warehouse/ Distribution	2021
Plainfield Plainfield, IL	6/18/2009	$32,660,000	Office/ Laboratory	2022
Will Partners Monee, IL	6/4/2010	$26,305,000	Warehouse/ Distribution	2020
Emporia Partners Emporia, KS	8/27/2010	$8,360,000	Office/Industrial/ Distribution	2020
ITT Los Angeles, CA	9/23/2010	$7,800,000	Office	2016
Quad/Graphics Loveland, CO	12/30/2010	$11,850,000	Industrial/ Office	2022
LTI Carlsbad, CA	5/13/2011	$56,000,000	Office/ Laboratory/ Manufacturing	2022

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

	Balance December 31, 2011	Balance December 31, 2010
In-place lease valuation (above market)	$1,837,903	$1,837,903
In-place lease valuation (above market)- accumulated depreciation	(321,965)	(112,047)

In-place lease valuation (above market), net	$1,515,938	$1,725,856

In-place lease valuation (below market)	$(9,950,752)	$(940,564)
In-place lease valuation (below market)- accumulated depreciation	661,345	69,757

In-place lease valuation (below market), net	$(9,289,407)	$(870,807)

Tenant origination and absorption cost	$34,400,671	$18,095,906
Tenant origination and absorption cost- accumulated depreciation	$(3,924,882)	$(1,288,728)

The intangible assets are amortized over the remaining lease term of each property which, on a weighted-average basis, was 9.4 years and 9.6 years as of December 31, 2011 and 2010, respectively.

	Amortization for the year ended December 31,		5-year amortization as of December 31,
	2011	2010	2011	2010
In-place lease valuation	$381,670	$135,577	$3,398,725	$677,885
Tenant origination and absorption cost	$2,636,137	$1,700,130	$15,877,655	$8,500,650

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2010	Additions	Utilizations	Balance December 31, 2011
Plainfield (1)	$308,333	$100,000	$—	$408,333
Will Partners (1)	99,923	105,030	(52,634)	152,319
Emporia Partners (2)	645,092	341,515	(271,606)	715,001
ITT (3)	344,722	—	(510)	344,212
Quad/Graphics (3)	260,000	—	—	260,000

Total	$1,658,070	$546,545	$(324,750)	$1,879,865

(1)	Additions to the reserve balance are funded by the tenant.
(2)	The balance at December 31, 2011 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.2 million were funded by the tenant.
(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.

Rent

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of December 31, 2011:

2012	$13,654,705
2013	13,803,092
2014	14,099,592
2015	14,222,759
2016	14,355,384
Thereafter	70,166,746

Total	$140,302,278

For the year ended December 31, 2011, the Company’s seven properties, based on rental income received from such properties as a percentage of aggregate rental income received by the Company, were as follows:

Property	Location	Revenue as a Percentage of Total Rent
LTI (1)	Carlsbad, CA	20.3%
Plainfield	Plainfield, IL	19.9%
Will Partners	Monee, IL	18.4%
Renfro	Clinton, SC	14.8%
Emporia Partners	Emporia, KS	10.8%
Quad/Graphics	Loveland, CO	9.7%
ITT	Los Angeles, CA	6.1%

Total		100.0%

(1)	Total rental income for the LTI property for the year ended December 31, 2011 was $2.6 million, consisting of approximately eight months of rent based on an acquisition date of May 13, 2011.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Approximately 38% and 26% of the Company’s rental income was concentrated in Illinois and California, respectively, as of December 31, 2011. Tenant security deposits as of December 31, 2011 and 2010, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No collateral was received for the other six tenant leases and, therefore, the Company bears the full risk of tenant rent collections. There were no tenant receivables as of December 31, 2011 and 2010.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2010 and 2011 had been included in operations as of January 1, 2010. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2011	2010
Revenue	$17,169,242	$17,074,073

Net loss	$(1,913,642)	$(6,596,459)

Net loss attributable to common stockholders	$(1,153,235)	$(1,385,256)

Net loss per share	$(0.33)	$(1.51)

4.	Debt

As of December 31, 2011 and December 31, 2010, the Company’s debt consisted of the following:

	Balance as of December 31, 2011	Balance as of December 31, 2010	Contractual Interest Rate	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,534,269	$20,796,437	6.65% (fixed)	Principal and Interest	November 2017
Emporia Partners Mortgage Loan	5,053,094	5,332,794	5.88% (fixed)	Principal and Interest	September 2023
LTI Mortgage Loan	34,087,784	—	5.80% (fixed)	Principal and Interest	March 2016
LTI Mortgage Loan Premium	357,815	—	—	—	—
Credit Facility	35,395,985	35,000,000	3.03% (1)	Interest Only	November 2014 (3)
Bridge Loan	—	7,871,500	Daily LIBOR + 4.50% (2)	Principal and Interest	November 2011

Total	$95,428,947	$69,000,731

(1)	Based on interest rate in effect as of December 31, 2011. Prior to the amendment effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBOR + 3.75% subject to a minimum LIBOR of 2.0%. Under the terms of the amended credit agreement, the interest rate on the Credit Facility is a one-month LIBOR + 2.75%.
(2)	Subject to a minimum LIBOR of 2.0%.
(3)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not occur. Maturity date assumes the one-year extension is exercised.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Mortgage Loans

The Plainfield and Emporia Partners mortgage loans are secured by a first mortgage and security agreement on the Company’s interest in the respective underlying property, a fixture filing, and an assignment of leases, rents, income and profits.

In connection with the acquisition of the LTI property, pursuant to the Note and Deed of Trust Assumption Agreement dated May 13, 2011 (the “Assumption Agreement”), the Company, through a wholly-owned subsidiary of the Operating Partnership, assumed the obligations of the contributors and sellers under the LTI mortgage debt. The LTI mortgage debt was securitized, and Wells Fargo Bank, N.A. acts as trustee related thereto. The LTI mortgage debt is secured by a deed of trust, security agreement and fixture filing, and an assignment of leases and rents. The LTI mortgage debt calls for monthly principal and interest payments. In connection with the Assumption Agreement, the Company, through a wholly-owned subsidiary of the Operating Partnership, became obligated as non-recourse carve-out guarantors of the LTI mortgage debt. “Non-recourse carve-outs,” or exceptions, to the non-recourse nature of the debt, represent acts committed by the single-purpose entity borrower controlled by the Company and the Operating Partnership, that would obligate the guarantors, depending on the nature of the default, for either (a) the entire amount of the loan; or (b) liability for the losses, if any, incurred by the lender in connection with the default.

Credit Facility

On June 4, 2010, the Company, through the Operating Partnership, entered into a credit agreement with KeyBank National Association (“KeyBank”), which provided the Company with an initial $25.0 million credit facility (the “Credit Facility”) to finance the acquisition of properties. Prior to November 28, 2011, the Operating Partnership may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Credit Facility is guaranteed by the Company and is secured by individual security agreements on the Operating Partnership’s underlying interest in certain properties as discussed below, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property. Under the terms of the Credit Facility, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the agreement relating to the Credit Facility) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding (the “LIBOR-based rate”), plus 3.75%, or (b) an alternate base rate, which is the greater of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 1.00%. Once the applicable variable rate is selected, 2.75% is added to that rate.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

On November 18, 2011, the Company, through the Operating Partnership, entered into an amendment and restatement to the credit agreement with KeyBank (the “Restated KeyBank Credit Agreement”), as administrative agent, and Bank of America, as syndication agent (collectively the “Lenders”) thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35 million. The revised credit facility has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, the Company, through the Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. The Company drew an additional $0.4 million for related financing costs from the revised credit facility. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($70.0 million) or the aggregate borrowing base availability ($37.1 million). The total amount of funds drawn under the Credit Facility as of December 31, 2011 was $35.4 million, resulting in an unused borrowing base availability of $1.7 million.

Under the terms of the Restated KeyBank Credit Agreement, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus 2.75% (“LIBOR-based”), or (b) an alternate base rate, which is the greatest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBOR-based rate set forth in subsection (a) plus 1.00%. Once the applicable variable rate is selected, 1.75% is added to that rate. As of December 31, 2011 the LIBOR-based rate was 0.28%.

Bridge Loan

On December 30, 2010, the Company, through the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained approximately $7.9 million from KeyBank, utilized to fund the acquisition of the Quad/Graphics property. The Bridge Loan had an initial term of six months, and bears interest at a rate of daily LIBOR plus 450 basis points, with an initial rate of 6.5%. The terms of the Bridge Loan required periodic payments throughout the month equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of approximately $1.3 million. The Bridge Loan was guaranteed by various wholly-owned subsidiaries of the Company’s Operating Partnership, as well as by Kevin A. Shields, the Company’s Chairman and President. In connection with the Bridge Loan, the Company also executed the second amendment to the credit agreement with KeyBank (the “Second Amendment to Credit Facility”). Pursuant to the Second Amendment to Credit Facility, the debt obtained from the Bridge Loan is secured under the Credit Facility. When the Bridge Loan was paid in full on April 18, 2011, the Quad/Graphics property became additional collateral for the Credit Facility, the guarantees issued in connection with the Bridge Loan were released, and the Quad/Graphics property could be refinanced under the Credit Facility.

On May 13, 2011, the Company further amended the Bridge Loan agreement in order to obtain an additional $12.3 million, which was utilized to partially fund the acquisition of the LTI property. The amended Bridge Loan called for monthly payments equal to the net equity raised in the Company’s Public Offering, subject to an average monthly minimum of $2.1 million, with other terms unchanged. The amended Bridge Loan was paid in full on September 30, 2011 and the guarantees issued in connection with the Bridge Loan were released. Once paid in full, the Company does not have further borrowing capacity on the Bridge Loan.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Debt Covenant Compliance

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Compliance with these covenants was required beginning with the quarter ended September 30, 2010.

With the acquisition and financing of the ITT property, the Company was required to effect an interest rate hedge instrument on September 28, 2010. The Company executed an interest rate cap for a notional amount of $3.6 million, fixing the index at 2.0%. The hedge was in place for six months and expired on April 7, 2011, for which the Company paid $7,000. On December 28, 2010, the Company executed an additional interest rate cap in connection with the refinancing of the Renfro property debt, as discussed above, for a notional amount of $18.6 million, fixing the index at 2.0%. The second hedge was also in place for six months and expired on June 30, 2011, for which the Company paid $10,000. The Company executed an interest rate cap upon expiration of the first hedge, fixing the index at 2.0% for a notional amount of $16.4 million, resulting in a total notional amount of $35.0 million. This hedge, for which the Company paid $5,000, also expired on June 30, 2011. Upon expiration of the interest rate caps on June 30, 2011, the Company paid $10,000 for an additional interest rate cap agreement for the full amount of the outstanding Credit Facility, which expired on December 31, 2011. Upon expiration of the last interest rate cap, the Company paid $10,000 for an additional interest rate cap agreement for a notional amount of $50.0 million, which expires on June 29, 2012.

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

KeyBank then extended the $1.0 million liquidity requirement until the later of October 31, 2011 or until the amended Bridge Loan was paid in full. Further, KeyBank agreed to reduce the interest coverage ratio from 1.85 times EBITDA to 1.80 times for the quarter ended September 30, 2011.

As part of the amendment effective November 18, 2011, beginning with the quarter ended December 31, 2011, the liquidity requirement will be $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans. Additional loan compliance covenants include, but are not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date. The following summarizes the future principal repayments of all loans as of December 31, 2011 per the loan terms discussed above:

2012	$1,183,862
2013	1,268,726
2014	36,744,368	(1)
2015	1,433,059
2016	1,058,473
Thereafter	53,382,644

Total	$95,071,132	(2)

(1)	Amount includes payment of the balance of the Credit Facility upon expiration on November 18, 2014.
(2)	Principal repayments on the LTI mortgage loan do not include the valuation premium of $0.4 million.

The weighted average interest rate of the Company’s fixed rate debt as of December 31, 2011 was approximately 6.10%.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

5. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of December 31, 2011, noncontrolling interests were approximately 38% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 47% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

The Operating Partnership has issued 4.0 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The following summarizes the activity for noncontrolling interests for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010		2009
Beginning balance	$18,577,800	$17,678,748		$200,000
Contribution of noncontrolling interests	7,788,990	10,380,000		20,200,000
Additions to noncontrolling interests subject to redemption	—	(4,886,686	) (1)	—
Distributions for noncontrolling interests	(2,135,649)	(1,568,275)		(732,181)
Allocated distributions for noncontrolling interests subject to redemption	(169,775)	(207,262)		—
Net loss	(2,274,789)	(2,818,725)		(1,989,071)

Ending balance	$21,786,577	$18,577,800		$17,678,748

(1)	As discussed above, $2.6 million was reclassified to noncontrolling interests (permanent equity), leaving a total of $4.9 million in temporary equity, subsequent to the quarter ended June 30, 2010.

6.	Related Party Transactions

Pursuant to the agreements discussed below, the Company incurred $1.9 million in related party costs during the year ended December 31, 2009, including $1.6 million in acquisitions fees and expenses, $0.2 million in asset management fees, and $0.1 million in property management fees. The following summarizes the related party costs incurred, paid and due to affiliates as of December 31, 2010 and 2011:

	Year Ended December 31, 2010			Year Ended December 31, 2011
	Incurred	Paid	Payable	Incurred	Paid	Payable/ (Receivable)
Advisor and Property Manager fees
Acquisition fees and expenses	$1,629,344	$—	$1,629,344	$1,680,000	$3,309,344	$—
Operating expenses	91,371	46,485	44,886	339,203	299,288	84,801
Asset management fees	560,141	499,150	60,991	1,083,304	1,041,222	103,073
Property management fees	188,793	166,812	21,981	377,078	363,313	35,746
Costs advanced by the Advisor	643,941	—	643,941	50,193	667,399	26,735

Total amount payable to the Advisor	$3,113,590	$712,447	$2,401,143	$3,529,778	$5,680,566	$250,355
Allowable organizational and offering costs	2,365,682	—	2,365,682	1,854,645	—	1,854,645
Actual organizational and offering costs	(3,286,255)	—	(3,286,255)	(2,564,521)	—	(2,564,521)

Total	$2,193,017	$712,447	$1,480,570	$2,819,902	$5,680,566	$(459,521)

Dealer Manager fees	$1,545,875	$1,545,875	$—	$3,570,133	$3,570,133	$—

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The Second Amended and Restated Advisory Agreement requires, upon termination of the Public Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross proceeds and that any organizational and offering costs incurred above 3.5% of gross proceeds shall be reimbursed to the Company. As of December 31, 2011, organizational and offering costs exceeded the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs, by $0.7 million. Therefore, if the Company terminated its Public Offering on December 31, 2011, based on the gross proceeds raised in the Public Offering to date of $53.0 million and organizational and offering costs incurred in excess of the limitations discussed above, the Company’s liability to the Advisor for advanced costs would be reduced by the excess. As a result, the Company generated a receivable due from the Advisor of $0.7 million (after deducting $0.03 million in unreimbursed amounts previously advanced by the Advisor), which is reflected net of $0.2 million in fees due to the Advisor in the “Due from Affiliates” balance on the consolidated balance sheets. The Company continues to monitor the limitations and expects to be liable to the Advisor for all costs advanced on its behalf as additional offering proceeds are raised. There is no guarantee that the Company will raise the amount necessary, through the dealer manager, to offset this overage, thereby making the Advisor liable for the overage. Payment of the overage would be due 60 days following the termination of the offering.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)	The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering, and, pursuant to the new agreement, which was executed on October 27, 2009, the Dealer Manager is entitled to the same sales commission from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Private Offering, and is entitled to the same fee from sales in the Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)	Under the Second Amended and Restated Advisory Agreement, if the Advisor provides a substantial amount of the services in connection with the sale of one or more properties, the Advisor receives fees in an amount up to 3% of the contract sales price of such properties. However, the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. No amount of the Advisor’s direct and indirect expenses was allocated to, or incurred by, the Company for the year ended December 31, 2009. For the years ended December 31, 2011 and 2010, $0.3 million and $0.09 million of operating expenses incurred by the Advisor were allocated to the Company, respectively. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Type of Compensation (Recipient)	Determination of Amount

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

Liquidation/Termination/Listing Stage

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

Conflicts of Interest

The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors to some or all of 16 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

In addition, the Dealer Manager has entered into a dealer manager agreement to serve as dealer manager for Griffin-American Healthcare REIT II. As a result, the Dealer Manager will have contractual duties to Griffin-American Healthcare REIT II, which contractual duties may conflict with the duties owed to the Company.

Some of the material conflicts that the Sponsor, Advisor, Property Manager and Dealer Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor, the Dealer Manager and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Second Amended and Restated Advisory Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2011 and, 2010, $1.0 million and $0.2 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors.

As the use of the proceeds from the distribution reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan.

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of December 31, 2011 and 2010, $1.0 million and $0.2 million in shares of common stock, respectively, were eligible for redemption. During the year ended December 31, 2010, the Company had no redemption requests. During the year ended December 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of December 31, 2011, there were 1,000 shares related to redemption requests to be processed subsequent to December 31, 2011. The redemption of these shares totaled approximately $0.01 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2011. On January 31, 2012, we satisfied all of the eligible redemption requests at a price per share of $9.25. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8.	Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011, and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,794,326	$3,619,022	$4,298,359	$4,298,316
Net Loss	$(411,330)	$(3,326,447)	$(310,601)	$(573,120)
Net Loss per Share	$(0.08)	$(0.50)	$(0.05)	$(0.09)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,274,728	$1,479,484	$2,072,214	$2,443,315
Net Loss	$(347,987)	$(1,141,434)	$(1,233,970)	$(1,085,697)
Net Loss per Share	$(0.15)	$(0.38)	$(0.30)	$(0.25)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

9.	Declaration of Distributions

On September 14, 2011 and December 15, 2011, the Company’s board of directors declared distributions for the fourth quarter of 2011 and the first quarter of 2012 both in the amount of $0.00184932 and $0.00184426, respectively, per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on October 1, 2011 to December 31, 2011 and January 1, 2012 to March 31, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

10.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

As of March 21, 2012, in connection with the Public Offering, the Company has issued 6,720,955 shares of the Company’s common stock for gross proceeds of approximately $66.9 million. Through March 21, 2012, the Company had received aggregate gross offering proceeds of approximately $69.3 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering. During the year ended December 21, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38 and on January 31, 2012, the Company redeemed 1,000 shares of common stock for approximately $0.01 million at a price per share of $9.25.

Declaration of Distributions

On March 19, 2012, the Company’s board of directors declared distributions for the second quarter of 2012 in the amount of $0.00184426 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on April 1, 2012 until June 30, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

Acquisition of AT&T property

On January 31, 2012, the Company, through the Operating Partnership, acquired a three-building, two-story office and data center facility located in Redmond, Washington (the “AT&T property”). The AT&T property is leased in its entirety pursuant to three long-term, triple-net leases to AT&T Services, Inc., on behalf of AT&T Wireless Services, Inc., a wholly-owned subsidiary of AT&T, Inc. (“AT&T), obligating AT&T to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term was approximately eight years.

The purchase price of the AT&T property was $40.0 million, which was partially funded with a draw of $22.0 million from the Restated KeyBank Credit Agreement and $12.4 million in mezzanine debt pursuant to the Mezzanine Credit Agreement discussed below. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Public Offering.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Acquisition of Westinghouse property

On March 22, 2012, the Company, through the Operating Partnership, acquired a Class A office building located in Cranberry Township, Pennsylvania (the “Westinghouse property”). The Westinghouse property is leased in its entirety pursuant to a long-term, triple-net lease to Westinghouse Electric Company, LLC, obligating Westinghouse to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term was approximately 14 years.

The purchase price of the Westinghouse property was $36.2 million, which was partially funded with a draw of $27.1 million from the Restated KeyBank Credit Agreement and a draw of $9.0 million from the mezzanine debt to fund the balance of the purchase price pursuant to the Mezzanine Credit Agreement discussed below. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Public Offering.

Restated KeyBank Credit Agreement

On January 31, 2012, the Company, through the Operating Partnership and four wholly-owned special purpose entities (“SPEs”) entered into that certain Joinder Agreement (the “Joinder Agreement”) with KeyBank and North Shore Community Bank & Trust Company (the “Subsequent Lender”), pursuant to which the Subsequent Lender agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $10 million. Pursuant to the Joinder Agreement, the total commitment under the Restated KeyBank Credit Agreement has now increased to an aggregate of $80 million. The additional commitment provided by the Subsequent Lender is governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement. Pursuant to the terms of the Restated KeyBank Credit Agreement, the Company, through the Operating Partnership, is subject to certain loan compliance covenants including, but not limited to (as defined therein), a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), minimum liquidity of $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans, and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed to us after the effective date, the violation of which would constitute an event of default.

In connection with the acquisition of the AT&T property as discussed above, on January 31, 2012, a draw of $22.0 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition.

On February 8, 2012 the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below.

On March 16, 2012, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $115 million when Regions Bank (the “Subsequent Lender”) agreed to become a lender party to the Restated KeyBank Credit Agreement, providing a financing commitment of up to $35 million. The additional commitment provided by the Subsequent Lender is governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

In connection with the acquisition of the Westinghouse property as discussed above, on March 22, 2012, a draw of $27.1 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition. As of March 22, 2012, approximately $86.2 million of the revised revolver was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T and Westinghouse properties.

KeyBank Mezzanine Loan

On January 31, 2012, a property-owning SPE wholly-owned by the Company’s Operating Partnership (the “Property SPE”) entered into that certain Mezzanine Credit Agreement in which KeyBank serves as the initial lender (the “Mezzanine Credit Agreement”) with total commitments of $15.0 million (the “Mezzanine Loan”). Additional lenders may be added pursuant to the terms of the Mezzanine Credit Agreement. In connection with the acquisition of the AT&T property, on January 31, 2012, the Property SPE made a draw of $12.4 million on the Mezzanine Loan to partially finance such acquisition. The Property SPE and any other entities

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

that become a Borrower (as defined therein) pursuant to the terms of the Mezzanine Credit Agreement may request additional borrowings up to the total loan amount committed. The terms of the Mezzanine Credit Agreement require that the proceeds of the Mezzanine Loan be used to acquire the AT&T property and other potential acquisitions through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of $4.0 million. The Mezzanine Credit Agreement contains a financial covenant requirement, which states that gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

Through March 21, 2012, a total of $9.0 million in payments had been made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed above, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million.

GRIFFIN CAPITAL NET LEASE REIT, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2011						Life on which depreciation in latest income statement is computed
Description	Property Type	ST	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Plainfield	Office/Laboratory	IL	$20,534,269		$3,708,916	$27,335,306	$2,217,126	$3,708,916	$29,552,432	$33,261,348	$3,296,306	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,030,000		1,400,000	18,803,857	1,389,656	1,400,000	20,193,513	21,593,513	2,032,566	N/A	6/18/2009	5-40 years
Will Partners	Warehouse/Distribution	IL	16,900,000		1,494,108	23,416,016	15,195	1,494,108	23,431,211	24,925,319	1,503,728	N/A	6/4/2010	5-40 years
Emporia Partners	Office/ Industrial/Distribution	KS	5,053,094		274,110	7,567,473	—	274,110	7,567,473	7,841,583	435,945	N/A	8/27/2010	5-40 years
ITT	Office	CA	5,070,000		2,877,062	4,221,900	5,278	2,877,062	4,227,178	7,104,240	348,195	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	—		1,949,600	10,235,736	—	1,949,600	10,235,736	12,185,336	382,161	N/A	12/30/2010	5-40 years
LTI	Office/Laboratory/ Manufacturing	CA	34,087,784		15,300,000	50,122,486		15,300,000	50,122,486	65,422,486	1,472,363	N/A	5/13/2011	5-40 years

			$94,675,147	(1)	$27,003,796	$141,702,774	$3,627,255	$27,003,796	$145,330,029	$172,333,825	$9,471,264

Activity in real estate facilities during 2011 was as follows:

Real estate facilities
Balance at beginning of year	$106,896,144
Acquisitions	65,422,486
Improvements	—
Construction-in-progress	15,195

Balance at end of year	$172,333,825

Accumulated depreciation
Balance at beginning of year	$3,862,595
Depreciation expense	$5,608,669

Balance at end of year	9,471,264

Real estate facilities, net	$162,862,561

(1)	Amount does not include loan fees of $0.4 million incurred as part of the amendment and restatement to the credit agreement with KeyBank effective November 18, 2011 and a loan valuation premium of $0.4 million related to the debt assumed in the LTI property acquisition.

S-1