Form 10-Q
period 2012-03-31
Griffin Capital Net Lease REIT, Inc.
filed 2012-05-09
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-54377

Griffin Capital Net Lease REIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	26-3335705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 Rosecrans Avenue, Suite 3321

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2012: 7,878,958, $0.001 par value per share.

FORM 10-Q

GRIFFIN CAPITAL NET LEASE REIT, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Net Lease REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the risk factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission, and Part II Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,457,502	$5,429,440
Restricted cash	2,052,231	1,879,865
Due from affiliates, net	—	459,521
Real estate:
Land	36,424,019	27,003,796
Building and improvements	159,312,570	110,929,358
Tenant origination and absorption cost	47,534,398	34,400,671

Total real estate	243,270,987	172,333,825
Less: accumulated depreciation and amortization	(11,361,173)	(9,471,264)

Total real estate, net	231,909,814	162,862,561
Above market leases, net	6,700,517	1,515,938
Deferred rent	1,755,555	1,483,686
Deferred financing costs, net	1,614,989	1,012,677
Prepaid expenses and other assets	1,050,198	1,301,414

Total assets	$248,540,806	$175,945,102

LIABILITIES AND EQUITY
Mortgage payable, plus unamortized premium of $336,345 and $357,815, respectively	$59,717,310	$60,032,962
Credit Facility	86,220,000	35,395,985
Mezzanine Loan	10,936,783	—
Restricted reserves	933,413	761,047
Accounts payable and other liabilities	2,010,510	1,238,340
Distributions payable	448,731	412,221
Due to affiliates, net	2,356,882	—
Below market leases, net	9,066,991	9,289,407

Total liabilities	171,690,620	107,129,962

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2012 and December 31, 2011	4,886,686	4,886,686
Common stock subject to redemption	1,511,339	1,070,490
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 7,143,670 and 5,667,551 shares outstanding, as of March 31, 2012 and December 31, 2011, respectively	71,348	56,611
Additional paid-in capital	60,231,195	47,872,560
Cumulative distributions	(4,148,367)	(3,085,438)
Accumulated deficit	(5,800,756)	(3,772,346)

Total stockholders’ equity	50,353,420	41,071,387
Noncontrolling interests	20,098,741	21,786,577

Total equity	70,452,161	62,857,964

Total liabilities and equity	$248,540,806	$175,945,102

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental income	$4,396,478	$2,454,019
Property expense recovery	598,107	339,957
Interest income	197	350

Total revenue	4,994,782	2,794,326

Expenses:
Asset management fees to affiliates	367,319	204,212
Property management fees to affiliates	126,862	74,472
Property operating expense	25,128	—
Property tax expense	562,456	339,957
Acquisition fees and expenses to non- affiliates	681,555	262
Acquisition fees and expenses to affiliates	2,286,000	—
General and administrative expenses	494,410	370,135
Depreciation and amortization	1,889,909	1,034,076
Interest expense	1,607,160	1,182,542

Total expenses	8,040,799	3,205,656

Net loss	(3,046,017)	(411,330)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(57,637)	—

Net loss including distributions to redeemable noncontrolling interests attributable to common stockholders	(3,103,654)	(411,330)

Net loss attributable to noncontrolling interests	(1,075,244)	(242,685)

Net loss attributable to common stockholders	$(2,028,410)	$(168,645)

Net loss per share, basic and diluted	$(0.32)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	6,333,828	2,197,250

Comprehensive loss	$(3,046,017)	$(411,330)

Distributions declared per common share	$0.17	$0.17

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2010	1,845,339	$18,438	$15,441,289	$(713,332)	$(1,236,878)	$13,509,517	$18,577,800	$32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions to common stockholders	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions for noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)

BALANCE December 31, 2011	5,667,551	56,611	47,872,560	(3,085,438)	(3,772,346)	41,071,387	21,786,577	62,857,964
Gross proceeds from issuance of common stock	1,428,530	14,285	14,270,988	—	—	14,285,273	—	14,285,273
Discount on issuance of common stock	—	—	(28,681)	—	—	(28,681)	—	(28,681)
Offering costs including dealer manager fees to affiliates	—	—	(1,873,970)	—	—	(1,873,970)	—	(1,873,970)
Distributions to common stockholders	—	—	—	(601,330)	—	(601,330)	—	(601,330)
Issuance of shares for distribution reinvestment plan	48,589	462	461,137	(461,599)	—	—	—	—
Repurchase of common stock	(1,000)	(10)	(9,240)	—	—	(9,250)	—	(9,250)
Additions to common stock subject to redemption	—	—	(461,599)	—	—	(461,599)	—	(461,599)
Contribution of noncontrolling interests	—	—	—	—	—	—	—	—
Distributions for noncontrolling interests	—	—	—	—	—	—	(581,085)	(581,085)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(31,507)	(31,507)
Net loss	—	—	—	—	(2,028,410)	(2,028,410)	(1,075,244)	(3,103,654)

BALANCE March 31, 2012	7,143,670	$71,348	$60,231,195	$(4,148,367)	$(5,800,756)	$50,353,420	$20,098,741	$70,452,161

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(3,046,017)	$(411,330)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation of building and building improvements	946,799	609,043
Amortization of intangible assets	943,110	425,033
Amortization of above and below market leases	(143,152)	33,894
Amortization of deferring financing costs	190,195	172,323
Amortization of debt premium	(21,470)	—
Deferred rent	(271,869)	(140,324)
Change in operating assets and liabilities:
Due from affiliates, net	459,521	—
Prepaid expenses and other assets	251,216	(81,538)
Accounts payable and other liabilities	751,420	(58,079)
Due to affiliates, net	2,356,882	497,579

Net cash provided by operating activities	2,416,635	1,046,601

Investing Activities:
Acquisition of properties, including reserves	(76,200,000)	—
Payments for construction-in-progress	(1,005)	—

Net cash used in investing activities	(76,201,005)	—

Financing Activities:
Proceeds from borrowings	72,224,015	—
Principal payoff of secured indebtedness	(10,463,217)	(6,588,797)
Principal amortization payments on secured indebtedness	(294,182)	(138,065)
Deferred financing costs	(792,507)	—
Issuance of common stock, net	12,382,622	6,253,730
Repurchase of common stock	(9,250)	—
Distributions to noncontrolling interests	(672,065)	(527,321)
Distributions to common stockholders	(562,984)	(212,667)

Net cash provided by financing activities	71,812,432	(1,213,120)

Net decrease in cash and cash equivalents	(1,971,938)	(166,519)
Cash and cash equivalents at the beginning of the period	5,429,440	$1,636,072

Cash and cash equivalents at the end of the period	$3,457,502	$1,469,553

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$908,948	$675,929
Supplemental Disclosures of Significant Non-cash Transactions:
Decrease in distributions payable to noncontrolling interests	$(1,836)	$—
Increase in distributions payable to common stockholders	$38,346	$21,494
Distributions to redeemable noncontrolling interests attributable to common stockholders	$57,637	—
Common stock issued pursuant to the distribution reinvestment plan	$461,599	$131,271
Redeemable common stock payable	$30,000	—

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering. The Company’s Sponsor was formed in 1995 to engage principally in acquiring and developing office and industrial properties.

The GC Net Lease REIT Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 6, 2009, the Company entered into its amended and restated advisory agreement for the Public Offering, as amended. On November 9, 2010, the Company entered into its second amended and restated advisory agreement for the Public Offering (the “Second Amended and Restated Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Second Amended and Restated Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. The Company’s Third Articles of Amendment and Restatement, as amended, authorize 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering with the commencement of the Public Offering. The term of the Public Offering was two years with an initial termination date of November 6, 2011. The Company’s board of directors had the ability to extend the offering for one year. On September 14, 2011, the Company’s board of directors extended the termination date of the Public Offering from November 6, 2011 until November 6, 2012, which is three years after the effective date of the Public Offering. The Company’s board of directors reserves the right to terminate the Public Offering at any time prior to November 6, 2012. As of March 31, 2012 and December 31, 2011, the Company had 7,143,670 and 5,667,551 shares outstanding, respectively, under the Private Offering and the Public Offering, including shares issued pursuant to the distribution reinvestment plan. As of March 31, 2012 and December 31, 2011, the Company had $1.5 million and $1.1 million in shares classified as common stock subject to redemption, respectively. (See Note 7, Share Redemption Program).

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2012, the Company owned approximately 64% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chairman and President, Kevin A. Shields, the Company’s Vice President — Acquisitions, Don Pescara and David C. Rupert, the President of the Sponsor, owned approximately 24% of the limited partnership units of the Operating Partnership. The remaining approximately 12% of the limited partnership units were owned by third parties. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2012 and December 31, 2011.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of March 31, 2012 and December 31, 2011.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of March 31, 2012 and December 31, 2011, the balance of these reserves, included on the consolidated balance sheets as restricted cash, was $2.1 million and $1.9 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2012 totaled $3.0 million of which $0.03 million related to potential future acquisitions.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2012 and December 31, 2011, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of March 31, 2012, there were no leases that provide for contingent rental income.

During the three months ended March 31, 2012 and 2011, the Company recognized deferred rent from tenants of $0.3 million and $0.1 million, respectively. As of March 31, 2012 and December 31, 2011, the cumulative deferred rent balance was $1.8 million and $1.5 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Each month, the Company records an estimate for real estate tax reimbursement and, in certain cases, common area maintenance (“CAM”) for building costs that the Company pays on behalf of the tenant. At the end of the calendar year the Company reconciles the estimated real estate tax and CAM reimbursement to the actual amount incurred and adjusts the property tax and CAM recovery to reflect the actual amount incurred.

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

March 31, 2012

(unaudited)

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

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	March 31, 2012	December 31, 2011
Cumulative offering costs- Private and Public Offerings	$9,486,933	$7,944,029

Cumulative organizational costs- Private and Public Offerings	$375,132	$373,953

Organizational and offering costs previously advanced by the Advisor	$162,191	$26,735
Adjustment to organizational and offering costs pursuant to limitations the Advisor is subject to	(355,130)	(709,876)

Net due from Advisor	$(192,939)	$(683,141)

As of March 31, 2012, organizational and offering costs incurred exceeded the limitations for organizational and offering costs the Advisor is subject to, as set forth in the Second Amended and Restated Advisory Agreement discussed above, by $0.4 million. Therefore, if the Company terminated its Public Offering on March 31, 2012, based on the gross proceeds raised in the Public Offering to date of $67.2 million and organizational and offering costs incurred in excess of the limitations discussed above, the Company’s liability to the Advisor for advanced costs would be reduced by the excess. As a result, the amount of organizational and offering costs that exceeded the limitations was applied against the amount due from the Company to the Advisor, which is reflected in the “Due to Affiliates” balance on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of March 31, 2012 related to the Credit Facility and Mezzanine Loan discussed in Note 4, Debt. As of March 31, 2012 and December 31, 2011, the Company’s deferred financing costs, net of amortization, were $1.6 million and $1.0 million, respectively.

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

March 31, 2012

(unaudited)

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

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of March 31, 2012.

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of March 31, 2012, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, and the Credit Facility and the Mezzanine Loan, as defined in Note 4, Debt. Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, one of which is a varying interest rate covenant that would require the Operating Partnership to effect an interest rate hedge if the minimum varying debt to total debt requirement is not satisfied. The Company has an interest rate cap agreement in effect for a notional amount of $50.0 million, which expires on June 29, 2012. Subsequent to the acquisitions of the AT&T and Westinghouse properties, the Company purchased an interest rate cap agreement for a notional amount of $60.0 million, expiring on December 31, 2012. (See Note 4, Debt.)

Other than the mortgage debt discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2012 and December 31, 2011. The fair value of the Plainfield, Emporia Partners, and LTI mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2012 and the year ended December 31, 2011. As of March 31, 2012 and December 31, 2011, the fair value of the Plainfield mortgage debt was $21.9 million, compared to the carrying value of $20.5 million. As of March 31, 2012 and December 31, 2011 the fair value of the Emporia Partners mortgage debt was $5.2 million, compared to the carrying

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

value of $5.0 million and $5.1 million, respectively. As of December 31, 2011 the carrying value of the LTI mortgage debt of $34.8 million, which included a premium of $0.4 million, approximated fair value. As of March 31, 2012, the fair value of the LTI mortgage debt was $34.6 million, compared to the carrying value of $34.3 million, including the debt premium of $0.3 million.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2012 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2012 the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of March 31, 2012 and December 31, 2011, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2012. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184426 per day per share on the outstanding shares of common stock.

Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect that the adoption of ASU 2011-01 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. The Company’s adoption of the provisions in ASC 2011-05 did not impact the Company’s financial position or results of operations but it did have an impact on the presentation of the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. ASU 2011-04 has not had a material impact on the Company’s consolidated financial statements, nor does the Company expect it to.

3.	Real Estate

Acquisition of Westinghouse Property

On March 22, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a Class A office building located in Cranberry Township, Pennsylvania (the “Westinghouse property”) from an unaffiliated third party. The Westinghouse property is 100% leased to a single tenant, Westinghouse Electric Company (“Westinghouse”), on a net lease basis, obligating Westinghouse to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately 14 years.

The purchase price of the Westinghouse property was $36.2 million. The purchase price was substantially financed with a draw from the amended and restated credit agreement with KeyBank as discussed in Note 4, Debt, in the amount of $27.1 million, and mezzanine debt pursuant to the mezzanine credit agreement with KeyBank, as discussed in Note 4, Debt, in the amount of $9.0 million. Additionally, good faith deposits in the amount of $0.7 million were applied at closing and offset by $0.6 million in related closing fees and expenses. The following table provides the purchase price allocation and related financing activity:

Land	$2,650,000
Building and improvements	$22,024,952
Tenant origination and absorption cost	$7,070,642
In-place lease valuation (above market)	$4,454,406
Credit Facility draw	$27,095,000
Mezzanine Loan	$9,000,000
Prepaid Rent	$70,000
Cash used to acquire property (deposits and closing costs, net)	$35,000

Acquisition of AT&T Property

On January 31, 2012, the Company, through the Operating Partnership, acquired a three-building, two-story office and data center facility located in Redmond, Washington (the “AT&T property”) from an unaffiliated third party. The AT&T property is 100% leased to a single tenant, AT&T Services, Inc., on behalf of AT&T Wireless Services, Inc., a wholly-owned subsidiary of AT&T, Inc., pursuant to three long-term, net leases, obligating AT&T Services, Inc. to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately eight years.

The purchase price of the AT&T property was $40.0 million, which was substantially funded with a draw from the amended and restated credit agreement with KeyBank as discussed in Note 4, Debt, in the amount of $22.0 million, and mezzanine debt pursuant to the mezzanine credit agreement with KeyBank, as discussed in Note 4, Debt, in the amount of

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

$12.4 million. The remaining purchase price and related closing fees and expenses were funded with $5.6 million and $0.3 million, respectively, in cash raised in the Public Offering. The following table provides the purchase price allocation and related financing activity:

Land	$6,770,223
Building and improvements	$26,357,255
Tenant origination and absorption cost	$6,063,085
In-place lease valuation (above market)	$809,437
Credit Facility draw	$22,000,000
Mezzanine Loan	$12,400,000
Cash used to acquire property	$5,600,000

As of March 31, 2012, the Company owned nine properties, as shown in the table below:

Property	Acquisition Date	Purchase Price	Property Type	Year of Lease Expiration
Renfro- Clinton, SC	6/18/2009	$21,700,000	Warehouse/ Distribution	2021
Plainfield- Plainfield, IL	6/18/2009	$32,660,000	Office/ Laboratory	2022
Will Partners- Monee, IL	6/4/2010	$26,305,000	Warehouse/ Distribution	2020
Emporia Partners- Emporia, KS	8/27/2010	$8,360,000	Office/Industrial/ Distribution	2020
ITT- Los Angeles, CA	9/23/2010	$7,800,000	Office	2016
Quad/Graphics- Loveland, CO	12/30/2010	$11,850,000	Industrial/ Office	2022
LTI- Carlsbad, CA	5/13/2011	$56,000,000	Office/Laboratory/ Manufacturing	2022
AT&T- Redmond, WA	1/31/2012	$40,000,000	Office/Laboratory/ Manufacturing	2019
Westinghouse- Cranberry Township, PA	3/22/2012	$36,200,000	Office/Laboratory/ Manufacturing	2025

Total		$240,875,000

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option as pursuant to the lease. The Emporia Partners property in-place lease was considered to be at market, therefore none of the purchase price was allocated to an in-place lease valuation intangible.

	Balance March 31, 2012	Balance December 31, 2011
In-place lease valuation (above market)	$7,101,746	$1,837,903
In-place lease valuation (above market)- accumulated amortization	(401,229)	(321,965)

In-place lease valuation (above market), net	$6,700,517	$1,515,938

In-place lease valuation (below market)	$(9,950,752)	$(9,950,752)
In-place lease valuation (below market)- accumulated amortization	883,761	661,345

In-place lease valuation (below market), net	$(9,066,991)	$(9,289,407)

Tenant origination and absorption cost	$47,534,398	$34,400,671
Tenant origination and absorption cost- accumulated amortization	$(4,867,992)	$(3,924,882)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The intangible assets are amortized over the remaining lease term of each property, as shown in the table below. On a weighted-average basis, the remaining lease term of the properties was 9.9 years and 9.4 years as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, amortization expense for in-place lease valuation and tenant origination and absorption cost is expected to be $0.2 million and $4.5 million, respectively, each year for the next five years. As of December 31, 2011, amortization expense for in-place lease valuation and tenant origination and absorption cost was expected to be $0.7 million and $3.2 million, respectively, each year for the succeeding five years.

	Amortization expense for the
	Three Months Ended March 31, 2012	Year Ended December 31, 2011
In-place lease valuation	$143,152	$381,670
Tenant origination and absorption cost	$943,110	$2,636,137

Reserves

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2011	Additions	Utilizations	Balance March, 31, 2012
Plainfield (1)	$408,333	$25,000	$(11,786)	$421,547
Will Partners (1)	152,319	26,258	—	178,577
Emporia Partners (2)	715,001	132,894	—	847,895
ITT (3)	344,212	—	—	344,212
Quad/Graphics (3)	260,000	—	—	260,000

Total	$1,879,865	$184,152	$(11,786)	$2,052,231

(1)	Additions to the reserve balance are funded by the tenant.
(2)	The balance at March 31, 2012 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.3 million were funded by the tenant.
(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.

Rent

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of March 31, 2012:

2012	$14,691,879
2013	19,793,383
2014	20,167,798
2015	20,368,880
2016	106,940,418
Thereafter	106,940,418

Total	$202,633,774

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

For the three months ended March 31, 2012, the Company’s nine properties, based on rental income received from such properties as a percentage of aggregate rental income received by the Company, were as follows:

Property	Location	Revenue as a percentage of total rent
LTI	Carlsbad, CA	24.6%
Plainfield	Plainfield, IL	15.7
Will Partners	Monee, IL	14.0
AT&T (1)	Redmond, WA	12.4
Renfro	Clinton, SC	11.3
Emporia Partners	Emporia, KS	8.3
Quad/Graphics	Loveland, CO	7.4
ITT	Los Angeles, CA	4.6
Westinghouse (2)	Cranberry Township, PA	1.7

Total		100.0%

(1)	Total rental income for the AT&T property for the three months ended March 31, 2012 was $0.5 million, consisting of two months of rent based on an acquisition date of January 31, 2012.
(2)	Total rental income for the Westinghouse property only includes nine days of rental income for the three months ended March 31, 2012, totaling $0.1 million, based on an acquisition date of March 22, 2012.

Approximately 30% and 29% of the Company’s rental income was concentrated in Illinois and California, respectively, as of March 31, 2012. Tenant security deposits as of March 31, 2012 and December 31, 2011, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No collateral was received for the other eight tenant leases and, therefore, the Company bears the full risk of tenant rent collections. There were no tenant receivables as of March 31, 2012 and December 31, 2011.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2012 and 2011 had been included in operations as of January 1, 2011. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended March 31,
	2012	2011
Revenue	$5,946,688	$5,972,219

Net income (loss)	$67,031	$(3,799,403)

Net income (loss) attributable to common stockholders	$43,369	$(1,474,168)

Net income (loss) per share	$0.01	$(0.67)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

4.	Debt

As of March 31, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Balance as of March 31, 2012	Balance as of December 31, 2011	Contractual Interest Rate	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,465,039	$20,534,269	6.65% (fixed)	Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,980,347	5,053,094	5.88% (fixed)	Principal and Interest	September 2023
LTI Mortgage Loan	33,935,579	34,087,784	5.80% (fixed)	Principal and Interest	March 2016
LTI Mortgage Loan Premium	336,345	357,815	—	—	—

Mortgage Loan Total	59,717,310	60,032,962

Credit Facility	86,220,000	35,395,985	3.00% (1)	Interest Only	November 2014 (2)
Mezzanine Loan	10,936,783	—	Daily LIBO Rate + 6.50%	Principal and Interest	July 2012

Total	$156,874,093	$95,428,947

(1)	Prior to the amendment effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBO Rate + 3.75% subject to a minimum LIBO Rate of 2.0%. Under the terms of the amended credit agreement, the interest rate on the Credit Facility is a one-month LIBO Rate + 2.75%. As of March 31, 2012 the LIBO Rate-based rate was 0.25%.
(2)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not occur. Maturity date assumes the one-year extension is exercised.

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

Credit Facility

On November 18, 2011, the Company, through the Operating Partnership, entered into an amendment and restatement to the credit agreement with KeyBank (the “Restated KeyBank Credit Agreement”), as administrative agent, and Bank of America, as syndication agent (collectively the “Lenders”) thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35.0 million. The revised credit facility has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, the Company, through the Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150.0 million, subject to certain conditions. The Company drew an additional $0.4 million for related financing costs from the revised credit facility. Under the terms of the Restated KeyBank Credit Agreement, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBO Rate multiplied by the Statutory Reserve Rate (as defined in the Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus 2.75% (“LIBO Rate-based”), or (b) an alternate base rate, which is the greatest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBO Rate-based rate set forth in subsection (a) plus 1.00%. Once the applicable variable rate is selected, 1.75% is added to that rate. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms. As of March 31, 2012 the LIBO Rate-based rate was 0.25%.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

On January 31, 2012, the Company, through the Operating Partnership and four wholly-owned special purpose entities (“SPEs”) entered into that certain Joinder Agreement (the “Joinder Agreement”) with KeyBank and North Shore Community Bank & Trust Company (the “Subsequent Lender”), pursuant to which the Subsequent Lender agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $10.0 million. Pursuant to the Joinder Agreement, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $80.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

On January 31, 2012, in connection with the acquisition of the AT&T property as discussed in Note 3, Real Estate, a draw of $22.0 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition and on February 8, 2012 the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below.

On March 16, 2012, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $115.0 million when Regions Bank agreed to become a lender party to the Restated KeyBank Credit Agreement, providing a financing commitment of up to $35.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

On March 22, 2012, in connection with the acquisition of the Westinghouse property as discussed in Note 3, Real Estate, a draw of $27.1 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition.

As of March 31, 2012, $86.2 million of the revised revolver was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T and Westinghouse properties. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($115.0 million) or the aggregate borrowing base availability ($86.2 million). Therefore, the borrowing base availability was fully utilized as of March 31, 2012.

Mezzanine Loan

On January 31, 2012, a property-owning SPE wholly-owned by the Company’s Operating Partnership (the “Property SPE”) entered into that certain Mezzanine Credit Agreement in which KeyBank serves as the initial lender (the “Mezzanine Credit Agreement”) with total commitments of $15.0 million (the “Mezzanine Loan”). Additional lenders may be added pursuant to the terms of the Mezzanine Credit Agreement. In connection with the acquisition of the AT&T property, on January 31, 2012, the Property SPE made a draw of $12.4 million on the Mezzanine Loan to partially finance such acquisition. The Property SPE and any other entities that become a Borrower (as defined therein) pursuant to the terms of the Mezzanine Credit Agreement may request additional borrowings up to the total loan amount committed. The Mezzanine Loan has a term of six months, and bears interest at a rate of daily LIBO Rate plus 650 basis points, with an initial rate of 6.77%. The terms of the Mezzanine Credit Agreement require that the proceeds of the Mezzanine Loan be used to acquire the AT&T property and other potential acquisitions through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of $4.0 million.

Through March 21, 2012, a total of $9.0 million in payments had been made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million. Through May 8, 2012, a total of $8.7 million in payments had been made on the Mezzanine Loan, resulting in a $3.7 million balance.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Pursuant to the varying-interest rate debt limitations, the Company effected an interest rate cap agreement for a notional amount of $50.0 million, which expires on June 29, 2012. The cost of the interest rate cap agreement was $10,000. Subsequent to the acquisitions of the AT&T and Westinghouse properties, the Company purchased an interest rate cap agreement for a notional amount of $60.0 million, expiring on December 31, 2012. The cost of the interest rate cap agreement was $10,000.

The Mezzanine Credit Agreement contains a financial covenant requirement, which states that gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

The Company was in compliance with all of its debt covenants as of March 31, 2012.

The following summarizes the future principal repayments of all loans as of March 31, 2012 per the loan terms discussed above:

2012	$11,826,463	(1)
2013	1,268,726
2014	87,568,383	(2)
2015	1,433,059
2016	32,131,710	(3)
Thereafter	22,309,407

Total	$156,537,748

(1)	Amount includes payment of the balance of the Mezzanine Loan, which expires on July 31, 2012.
(2)	Amount includes payment of the balance of the Credit Facility upon expiration on November 18, 2014.
(3)	Amount includes payment of the balance of the LTI mortgage loan which matures in 2016. Principal repayments on the LTI mortgage loan do not include the valuation premium of $0.4 million.

The weighted average interest rate of the Company’s fixed rate debt as of March 31, 2012 was approximately 6.10%.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of March 31, 2012, noncontrolling interests were approximately 33% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 35% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Operating partnership units issued pursuant to the World Kitchen contribution are not included in equity. The partners holding these units can cause the general partner, the Company, to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheet as noncontrolling interest subject to redemption.

The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2012 and for the year ended December 31, 2011:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning balance	$21,786,577	$18,577,800
Contribution of noncontrolling interests	—	7,788,990
Distributions for noncontrolling interests	(581,085)	(2,135,649)
Allocated distributions for noncontrolling interests subject to redemption	(31,507)	(169,775)
Net loss	(1,075,244)	(2,274,789)

Ending balance	$20,098,741	$21,786,577

6.	Related Party Transactions

The following table summarizes the related party costs incurred, paid and due to affiliates as of December 31, 2011 and March 31, 2012:

	Year Ended December 31, 2011			Three Months Ended March 31, 2012
	Incurred	Paid	Payable/ (Receivable)	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,680,000	$3,309,344	$—	$2,286,000	$—	$2,286,000
Operating expenses	339,203	299,288	84,801	80,778	84,801	80,778
Asset management fees	1,083,304	1,041,222	103,073	367,319	334,216	136,176
Property management fees	377,078	363,313	35,746	126,862	115,741	46,867
Costs advanced by the Advisor	50,193	667,399	26,735	135,456	—	162,191

Total amount payable to the Advisor	$3,529,778	$5,680,566	$250,355	$2,996,415	$534,758	$2,712,012
Allowable organizational and offering costs	1,854,645	—	1,854,645	2,353,626	—	2,353,626
Actual organizational and offering costs	(2,564,521)	—	(2,564,521)	(2,708,756)	—	(2,708,756)

Total	$2,819,902	$5,680,566	$(459,521)	$2,641,285	$534,758	$2,356,882

Dealer Manager fees	$3,570,133	$3,570,133	$—	$1,399,847	$1,399,847	$—

The Second Amended and Restated Advisory Agreement requires, upon termination of the Public Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross proceeds and that any organizational and offering costs incurred above 3.5% of gross proceeds shall be reimbursed to the Company. As of March 31, 2012, organizational and offering costs exceeded the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs, by $0.4 million. Therefore, if the

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Company terminated its Public Offering on March 31, 2012, based on the gross proceeds raised in the Public Offering to date of $67.2 million and organizational and offering costs incurred in excess of the limitations discussed above, the Company’s liability to the Advisor for advanced costs would be reduced by the excess. As a result, the amount of organizational and offering costs that exceeded the limitations was applied against the amount due from the Company to the Advisor, which is reflected in the “Due to Affiliates” balance on the consolidated balance sheets. The Company continues to monitor the limitations and expects to be liable to the Advisor for all costs advanced on its behalf as additional offering proceeds are raised. There is no guarantee that the Company will raise the amount necessary, through the dealer manager, to offset this overage, thereby making the Advisor liable for the overage. Payment of the overage would be due 60 days following the termination of the offering.

Advisory and Dealer Manager Agreements

The Company does not currently expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company executed an advisory agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Private Offering. The Company subsequently entered into an amended and restated advisory agreement, and later, the Second Amended and Restated Advisory Agreement with the Advisor and a new dealer manager agreement with the Dealer Manager for the Public Offering. Each of the agreements entitles the Advisor and the Dealer Manager to specified fees and incentives upon the provision of certain services with regard to the Private Offering and the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

Management Compensation

The following table summarizes the compensation and fees the Company will pay to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs for providing services. The sales commissions may vary for different categories of purchasers.

Type of Compensation (Recipient)	Determination of Amount

Sales Commissions (Participating Dealers)	The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Private Offering, and, pursuant to the new agreement, which was executed on October 27, 2009, the Dealer Manager is entitled to the same sales commission from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Private Offering, and is entitled to the same fee from sales in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)	Under the Second Amended and Restated Advisory Agreement, if the Advisor provides a substantial amount of the services in connection with the sale of one or more properties, the Advisor receives fees in an amount up to 3% of the contract sales price of such properties. However, the total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three months ended March 31, 2012 and 2011 $0.08 million of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

March 31, 2012

(unaudited)

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of March 31, 2012 and December 31, 2011, $1.5 million and $1.1 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of March 31, 2012 and December 31, 2011, $1.5 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the three months ended March 31, 2012, the Company redeemed 1,000 shares of common stock for approximately $0.01 million at a price per share of $9.25. During the year ended December 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of March 31, 2012, there were 3,000 shares related to redemption requests to be processed subsequent to March 31, 2012. The redemption of these shares totaled approximately $0.03 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2012. On April 30, 2012, the Company satisfied all of the eligible redemption requests at a price per share of $10.00. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8.	Declaration of Distributions

On December 15, 2011 and March 19, 2012, the Company’s board of directors declared distributions for the first and second quarters of 2012 both in the amount of $0.00184426 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.00) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on January 1, 2012 to March 31, 2012 and April 1, 2012 to June 30, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements. The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

As of May 8, 2012, in connection with the Public Offering, the Company had issued 7,646,980 shares of the Company’s common stock for gross proceeds of approximately $76.1 million. Through May 8, 2012, the Company had

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

received aggregate gross offering proceeds of approximately $78.5 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering. During the three months ended March 31, 2012, the Company redeemed 1,000 shares of common stock for approximately $0.01 million at a price per share of $9.25 and during the year ended December 31, 2011 the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. Additionally, on April 30, 2012, the Company redeemed 3,000 shares of common stock for approximately $0.03 million at a price per share of $10.00.

Declaration of Distributions

On May 9, 2012, the Company’s board of directors declared distributions for the third quarter of 2012 in the amount of $0.00184426 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.00) payable to stockholders of record of such shares as shown on the Company’s books at the close of business on each day during the period commencing on July 1, 2012 to September 30, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s President may determine.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See also “Cautionary Note Regarding Forward Looking Statements” preceeding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Net Lease REIT, Inc.

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

We have no paid employees and are externally advised and managed by an affiliate, The GC Net Lease REIT Advisor, LLC, which is our advisor. Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of The GC Net Lease REIT Property Management, LLC, our property manager. Our operating partnership is The GC Net Lease REIT Operating Partnership, L.P (“Operating Partnership”). We expect to own all of our properties directly or indirectly through our Operating Partnership or similar entities. See Note 1, Organization, to the consolidated financial statements for further details on our affiliates.

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

As of March 31, 2012, we had issued 6,908,692 total shares of our common stock for gross proceeds of approximately $68.8 million in our Public Offering, of which 161,586 shares, or $1.5 million were issued pursuant to the distribution reinvestment plan. During the three months ended March 31, 2012, we redeemed 1,000 shares of common stock for approximately $0.01 million at a price per share of $9.25 and during the year ended December 31, 2011 we redeemed 12,000 shares for approximately $0.1 million at a weighted average price per share of $9.38.

As of March 31, 2012, we owned nine properties, as shown in the tables below, encompassing approximately 2.6 million rentable square feet with an effective capitalization rate of 8.4%:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Renfro
Clinton, SC	6/18/2009	$21,700,000	Warehouse/Distribution	1986	566,500	42.2
Plainfield
Plainfield, IL	6/18/2009	32,660,000	Office/Laboratory	1958-1991	176,000	29.1
Will Partners
Monee, IL	6/4/2010	26,305,000	Warehouse/Distribution	2000	700,200	34.3
Emporia Partners
Emporia, KS	8/27/2010	8,360,000	Office/Industrial/ Distribution	1954/2000	320,800	16.6
ITT
Los Angeles, CA	9/23/2010	7,800,000	Office	1996/2010	35,800	3.5

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Quad/Graphics
Loveland, CO	12/30/2010	11,850,000	Industrial/Office	1986/1996/2009	169,800	15.0
LTI
Carlsbad, CA	5/13/2011	56,000,000	Office/Laboratory/ Manufacturing	1999	328,700	17.6
AT&T
Redmond, WA	1/13/12	40,000,000	Office/Data Center	1995	155,800	8.4
Westinghouse
Cranberry Township, PA	3/22/12	36,200,000	Engineering Facility	2010	118,000	25.0

Total		$240,875,000			2,571,600	191.7

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

Property	Tenant	Industry	Annualized Gross Base Rent (1)	% of Annualized Gross Base Rent	2012 Annualized Net Effective Rent per Square Foot (2)	Year of Lease Expiration
Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$1,863,000	9.2%	$3.29	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	2,587,000	12.8%	14.70	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	2,311,000	11.5%	3.30	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	1,384,000	6.9%	2.60	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	762,000	3.8%	21.28	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	1,216,000	6.0%	7.16	2022
LTI Carlsbad, CA	Life Technologies Corporation	Research and Development (Biotechnology Tools)	4,114,000	20.4%	12.52	2022
AT&T Redmond, WA	AT&T Services, Inc.	Telecommunications	3,045,000	15.1%	19.54	2019
Westinghouse Cranberry Township, PA	Westinghouse Electric Company, LLC	Engineering (Nuclear Fuel and Nuclear Services)	2,887,000	14.3%	24.47	2025

Total			$20,169,000	100.0%	$7.84

(1)	The annualized gross base rents presented are forward-looking, based on contractual rent amounts for the period April 1, 2012 to March 31, 2013, which take into consideration any rent increases.
(2)	The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The annualized gross base rent is reduced by the annualized priority return due to Hopkins Enterprises, Inc. to arrive at the annualized net effective rent for the Emporia Partners property.

Significant Accounting Policies and Estimates

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The

preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and continue to include the following areas:

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We do not expect that the adoption of ASU 2011-01 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to evaluate concerns raised by issuers and other stockholders regarding the extent of line items required to comply with the standard. Our adoption of the provisions in ASC 2011-05 did not impact our financial position or results of operations but it did have an impact on the presentation of our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. ASU 2011-04 has not had a material impact on our consolidated financial statements, nor do we expect it to.

Results of Operations

We owned six properties as of March 31, 2011. As of March 31, 2012, we owned nine properties, as shown in the tables above. Therefore, our results of operations for the three months ended March 31, 2012 are not directly comparable to those for the three months ended March 31, 2011. Our results of operations for the three months ended March 31, 2012 are not indicative of those expected in the future periods, and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table provides summary information about our results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase	Percentage Change
	2012	2011
Rental income	$4,396,478	$2,454,019	$1,942,459	79%
Property expense recovery	$598,107	$339,957	$258,150	76%
Asset management fees	$367,319	$204,212	$163,107	80%
Property management fees	$126,862	$74,472	$52,390	70%
Property operating expense	$25,128	$—	$25,128	N/A
Property tax expense	$562,456	$339,957	$222,499	65%
Acquisition fees and expenses to non-affiliates	$681,555	$262	$681,293	260,035%
Acquisition fees and expenses to affiliates	$2,286,000	$—	$2,286,000	N/A
General and administrative expenses	$494,410	$370,135	$124,275	34%
Depreciation and amortization	$1,889,909	$1,034,076	$855,833	83%
Interest expense	$1,607,160	$1,182,542	$424,618	36%

Rental Income

Rental income for the three months ended March 31, 2012 is comprised of rental income of $4.0 million, adjustments to straight-line contractual rent of $0.3 million, and in-place lease valuation amortization of $0.1 million. Rental income for the three months ended March 31, 2012 increased by approximately $2.0 million compared to the same period a year ago as a result of (1) $1.6 million in additional rental income related to the real estate acquired subsequent to March 31, 2011; (2) an increase in adjustments to straight-line contractual rent of $0.2 million; and (3) an increase in in-place lease valuation amortization of $0.2 million. Also included as a component of revenue is the recovery of property operating expenses, which increased by $0.3 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect rental income to increase in future periods as we acquire additional properties.

Property Expenses

Property expenses for the three months ended March 31, 2012 totaled $1.1 million consisting of asset management fees, property management fees, property operating expense and property taxes. The total increase of $0.5 million since the same period a year ago is a result of $0.2 million in asset management fees, $0.1 million in property management fees and $0.2 million in property taxes for the real estate acquired subsequent to March 31, 2011. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 increased by $0.1 million due mainly to an increase in professional fees, transfer agent fees, which included termination fees, and bank fees, which included an unused commitment fee on the Credit Facility. General and administrative expenses for the three months ended March 31, 2012 totaled $0.5 million consisting mostly of accounting and legal fees of $0.2 million and other expenses totaling $0.3 million. The total of $0.3 million in other expenses consisted mainly of allocated personnel and rent costs incurred by our advisor ($0.1 million in total) and a total of $0.2 million for Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs, bank fees, and adjustments to organizational costs. Organizational costs were adjusted as a result of the amount of organizational costs incurred, which exceeded certain limitations applied to the total equity raised in our Public Offering, as discussed in our Second Amended and Restated Advisory Agreement, Note 6, and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. The adjustments to organizational and offering costs are reflected as a reduction of the “Due to Affiliates” balance on the consolidated balance sheets. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2012 consisted of depreciation of building and building improvements of our properties of $1.0 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $0.9 million. The increase of $0.9 million as compared to the same period in 2011 is a result of depreciation and amortization for the real estate acquired subsequent to March 31, 2011. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the three months ended March 31, 2012 increased by $0.4 million compared to the same period in 2011. The net increase is due primarily to interest expense related to the real estate acquired subsequent to March 31, 2011: (1) $0.5 million in interest expense related to the assumption of the LTI mortgage debt; and (2) $0.1 million in additional interest expense related to the Credit Facility (as discussed below) as a result of the acquisition of the AT&T and Westinghouse properties. These increases are offset by a $0.2 million decrease in interest expense on the Credit Facility as a result of lowered interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed below. Interest expense for the three months ended March 31, 2012 also includes the amortization of deferred financing costs of $0.2 million, which did not significantly change compared to the same period a year ago. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, amortization of in-place lease valuations, accretion/amortization of debt discounts/premiums, nonrecurring impairments of real estate-related investments, and certain non-operating cash items such as acquisitions fees and expenses. Management believes that MFFO is a beneficial indicator of our on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends.

By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight line rent, amortization of in-place lease valuation and amortization of debt premiums. These items are GAAP non-cash adjustments and are included in historical earnings. These items are deducted from FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•

Acquisition-related costs. In accordance with GAAP, acquisition-related costs are required to be expensed as incurred. These costs have been and we expect will continue to be funded with cash proceeds from our public offering. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. By excluding acquisition-related costs that affect our operations only in periods in which properties are acquired, MFFO can provide an indication of operating performance after we cease to acquire properties on a regular basis. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Net Loss	$(3,046,017)	$(411,330)
Adjustments:
Depreciation of building and improvements	946,799	609,043
Amortization of intangible assets	943,110	425,033

(FFO deficit)/FFO	$(1,156,108)	$622,746

Reconciliation of FFO to MFFO
(FFO deficit)/FFO	$(1,156,108)	$622,746
Adjustments:
Acquisition fees and expenses to non-affiliates	681,555	262
Acquisition fees and expenses to affiliates	2,286,000	—
Revenues in excess of cash received (straight-line rents)	(271,869)	(140,324)
Amortization of above/(below) market rent	(143,152)	33,894
Amortization of debt premium	(21,470)	—

MFFO	$1,374,956	$516,578

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Credit Facility and Mezzanine Loan discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

On November 18, 2011, we, through our Operating Partnership, entered into an amendment and restatement to the credit agreement with KeyBank (the “Restated KeyBank Credit Agreement”), as administrative agent, and Bank of America, as syndication agent (collectively the “Lenders”), thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35 million. We drew an additional $0.4 million for related financing costs from the revised credit facility, which has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, we, through our Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions.

As part of the amendment effective November 18, 2011, beginning with the quarter ended December 31, 2011, the liquidity requirement was $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans. Additional loan compliance covenants include, but are not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date (as defined) and 100% of the equity in any properties contributed after the effective date. We were in compliance with all of our debt covenants as of March 31, 2012.

On January 31, 2012, we, through our Operating Partnership and four wholly-owned special purpose entities (“SPEs”) entered into that certain Joinder Agreement (the “Joinder Agreement”) with KeyBank and North Shore Community Bank & Trust Company (the “Subsequent Lender”), pursuant to which the Subsequent Lender agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $10.0 million. Pursuant to the Joinder Agreement, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $80.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

On March 16, 2012, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $115.0 million when Regions Bank agreed to become a lender party to the Restated KeyBank Credit Agreement, providing a financing commitment of up to $35.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

In connection with the acquisition of the AT&T property as discussed in Note 3, Real Estate, on January 31, 2012, we drew $22.0 million from the revised Credit Facility to partially finance such acquisition, and on February 8, 2012, the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below. Additionally, on March 22, 2012, we drew $27.1 million from the Credit Facility to partially finance the acquisition of the Westinghouse property discussed in Note 3, Real Estate. As of March 22, 2012, approximately $86.2 million of the revised revolver was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T and Westinghouse properties. Per the terms of the revised Credit Facility, the maximum loan available is the lesser of the total commitments ($115.0 million) or the aggregate borrowing base availability ($86.2 million). Therefore, the borrowing base availability was fully utilized as of March 31, 2012.

On January 31, 2012, a property-owning special purpose entity wholly-owned by our Operating Partnership (the “Property SPE”) entered into a mezzanine loan agreement in which KeyBank serves as the initial lender with a total commitment of $15.0 million (the “Mezzanine Loan”). In connection with the acquisition of the AT&T property, on January 31, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $12.4 million from the Mezzanine Loan to partially finance such acquisition. The terms of the Mezzanine Loan require that the proceeds of the Mezzanine Loan be used to acquire the AT&T property and other potential acquisitions through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in our public offering, subject to a monthly minimum amount of $4.0 million. Pursuant to a financial covenant requirement in the Mezzanine Loan, gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

Through March 21, 2012, a total of $9.0 million in payments were made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $9.0 million from the Mezzanine Loan partially to finance such acquisition, resulting in a balance of $12.4 million. Through May 8, 2012, a total of $8.7 million in payments had been made on the Mezzanine Loan, resulting in a $3.7 million balance.

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

Our cash and cash equivalent balances decreased by $2.0 million during the three months ended March 31, 2012 and were used in or provided by the following:

Operating Activities. During the three months ended March 31, 2012, we generated $2.4 million of net cash from operating activities, compared to $1.0 million generated during the same period in 2011. The net loss in the current period is offset by (1) non-cash adjustments of $1.6 million (consisting of depreciation and amortization of $1.9 million less deferred rent of $0.3 million), which increased compared to the same period in 2011 in which non-cash adjustments totaled $1.1 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to March 31, 2011; and (2) cash provided by working capital of $3.8 million compared to cash provided by working capital of $0.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in working capital is primarily due to the acquisition fees and expenses totaling $2.3 million related to the acquisitions made in the current period that were payable as of March 31, 2012.

Investing Activities. During the three months ended March 31, 2012, we used $76.2 million in cash for investing activities, specifically for the acquisition of the AT&T and Westinghouse properties. During the same period a year ago, there were no acquisitions made.

Financing Activities. During the three months ended March 31, 2012, we generated $71.8 million in financing activities as compared to $1.2 million used during the same period a year ago, an increase in cash provided by financing activities of $73.0 million. The increase in cash generated is the net result of $78.3 million of increased financing activity and a $5.3 million utilization of cash generated from financing activities. The $78.3 million increase is comprised of: (1) an increase of $72.2 million in proceeds from borrowing on the Credit Facility and Mezzanine Loan and (2) an increase of $6.1 million in the issuance of common stock during the three months ended March 31, 2012, compared to the same period a year ago. The $5.3 million utilization consists of the following: (1) an increase of $3.9 million in loan principal payments; (2) a $0.1 million increase in loan amortization compared to the same period a year ago due to the amortization of the LTI mortgage debt; (4) a $0.5 million increase in distribution payments; and (5) an increase in deferred financing costs of $0.8 million related to the borrowings on the Credit Facility and Mezzanine Loan as a result of the AT&T and Westinghouse property acquisitions.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our private offering and our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during each of the last four quarters:

	March 31, 2012			December 31, 2011			September 30, 2011			June 30, 2011
Distributions paid in cash- noncontrolling interests	$582,838			$582,676			$589,080			$477,667
Distributions paid in cash- redeemable noncontrolling interests (1)	89,227			89,388			90,370			90,370
Distributions paid in cash- common stockholders	562,984			468,000			378,282			287,409
Distributions reinvested (shares issued)	461,599			340,387			244,294			192,978

Total distributions	$1,696,648	(2)		$1,480,451	(2)		$1,302,026	(2)		$1,048,424	(2)

Source of distributions:
Cash flows provided by operations (3)	$1,235,049		73%	$—		0%	$1,057,732		81%	$855,446		82%
Proceeds from issuance of common stock (including distributions reinvested pursuant to distribution reinvestment plan) (4)	461,599		27%	1,480,451		100%	244,294		19%	192,978		18%

Total sources	$1,696,648		100%	$1,480,451		100%	$1,302,026		100%	$1,048,424		100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012) and noncontrolling interests (see consolidated statements of equity for the three months ended March 31, 2012) based on their respective ownership percentages as of March 31, 2012.
(2)	Total distributions declared but not paid as of March 31, 2012 for noncontrolling interests (including our advisor), and common stockholders were $0.2 million, respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the Bridge Loan and Mezzanine Loan require periodic payments throughout the month equal to the net equity raised in our public offering, subject to a monthly minimum, as discussed in Note 4, Debt. During most of the three months ended March 31, 2012, proceeds from the issuance of common stock were used to pay down the principal balance of the Mezzanine Loan totaling $10.5 million. Additionally, during most of the year ended December 31, 2011, proceeds from the issuance of common stock were used to pay down the principal balance of the Bridge Loan totaling $20.2 million.

For the three months ended March 31, 2012, we paid and declared distributions of approximately $1.0 million to common stockholders and approximately $0.7 million to the limited partners of our Operating Partnership, as compared to negative FFO of approximately $(1.2) million. The payment of distributions from sources other than funds from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2012:

	Payments Due During the Years Ending December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$156,537,748	$11,826,463	$88,837,109	$33,564,769	$22,309,407
Interest on outstanding debt obligations (2)	24,746,042	4,797,689	12,330,931	5,691,766	1,925,656

Total	$181,283,790	$16,624,152	$101,168,040	$39,256,535	$24,235,063

(1)	Amounts include principal payments only. As of March 31, 2012, the total Credit Facility was $86.2 million and is due on November 18, 2014, assuming the one-year extension is exercised, and the total Mezzanine Loan was $10.9 million, maturing on July 31, 2012. The payments on the LTI mortgage debt do not include the premium of $0.4 million.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2012.

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

As of March 31, 2012, our debt consisted of the property-specific mortgage loans of $59.4 million, $86.2 million in draws from the Credit Facility and $10.9 million pursuant to the Mezzanine Credit Agreement. During the three months ended March 31, 2012, we obtained $50.8 million from the Credit Facility and $21.4 million pursuant to the Mezzanine Credit Agreement to partially finance certain acquisitions. A total of $10.5 million in payments were made on the mezzanine debt, resulting in a $10.9 million balance as of March 31, 2012.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, we have entered into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Credit Facility

On November 18, 2011, we increased the total amount of the Credit Facility to $70.0 million with the participation of another bank, upon which we drew an additional $0.4 million for related financing costs. On January 31, 2012, we increased the total amount of the Credit Facility to $80.0 million, upon which we drew an additional $22.0 million to partially finance the acquisition of the AT&T property, and on February 8, 2012, the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below. On March 16, 2012, we further increased the total Credit Facility to $115.0 million and on March 22, 2012, in order to partially finance the Westinghouse property acquisition, we made a draw of $27.1 million. As of March 31, 2012, $86.2 million of the revised revolver was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T and Westinghouse properties. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate of 1.00% may have an impact on our future earnings or cash flows as the current interest rate on the Credit Facility is tied to this index. We have secured a hedge against an increase in the LIBO Rate in excess of 1.00%.

Mezzanine Loan

On January 31, 2012, we obtained $12.4 million to partially finance the acquisition of the AT&T property pursuant to the Mezzanine Loan with total commitments of $15.0 million. Through March 21, 2012, a total of $9.0 million in payments had been made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, we made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million. Through May 8, 2012, a total of $8.7 million in payments had been made on the Mezzanine Loan, resulting in a $3.7 million balance.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our president and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than the additional disclosure of the risk factor listed below.

In 2012 we paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the three months ended March 31, 2012, we funded 73% of our distributions (including reinvested distributions) using cash flow from operations and 27% using proceeds from our initial public offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. Our equity raise as of March 31, 2012 resulted in the following:

Common shares issued in our Public Offering	6,747,106
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	161,586
Common shares redeemed in our share redemption program	13,000
Gross Public Offering proceeds	$67,246,496
Gross Public Offering proceeds from shares issued pursuant to our distribution reinvestment plan	1,535,079

Total Gross Public Offering proceeds	68,751,575
Redemption of common shares pursuant to our share redemption program	130,000
Selling commissions and dealer manager fees paid	6,520,855
Reimbursement to our advisor of O&O costs paid	858,093
Reimbursement to our advisor of O&O and other costs payable	162,191

Net Public Offering proceeds	$61,110,436

The net offering proceeds raised in the Public Offering were used to fund (1) Bridge Loan payments and Mezzanine Loan payments of $20.2 million and $10.5 million, respectively, used to acquire properties; (2) $14.4 million for certain property acquisitions; (3) $6.9 million of various fees paid to affiliates; (4) distributions of $1.6 million; (5) deferred financing costs of $2.6 million paid to non-affiliates; (6) other offering costs of $1.4 million paid to non-affiliates; (7) $0.8 million to pay real estate deposits to unaffiliated parties for potential future acquisitions, which is included in the prepaid expenses and other assets balance on the consolidated balance sheets; and (8) $2.7 million paid to non-affiliates for other acquisition expenses.

(c)	As noted in Note 7, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of March 31, 2012 and December 31, 2011, $1.5 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the three months ended March 31, 2012, we redeemed 1,000 shares of common stock for approximately $0.01 million at a price per share of $9.25. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of March 31, 2012, there were 3,000 shares related to redemption requests to be processed subsequent to March 31, 2012. The redemption of these shares totaled approximately $0.03 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2012. On April 30, 2012, we satisfied all of the eligible redemption requests at a price per share of $10.00. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the quarter ended March 31, 2012, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2012	1,000	$9.25	1,000	(1)
February 29, 2012	—	N/A	—	—
March 31, 2012	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on July 22, 2011, Commission File No. 333-159167)

10.1	Mezzanine Credit Agreement dated January 31, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.2	Equity Proceeds Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.3	Ownership Interests Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.4	Guaranty Agreement for Mezzanine Loan dated January 31, 2012, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.5	First Amendment to the Restated KeyBank Credit Agreement dated March 16, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.6	Westinghouse Purchase Agreement dated August 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.7	Westinghouse Lease dated September 2, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

Exhibit No.	Description

10.8	Second Amendment to Westinghouse Lease dated November 10, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.9	Third Amendment to Westinghouse Lease dated March 22, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.10	Guaranty dated March 22, 2012 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL NET LEASE REIT, INC. (Registrant)

Dated: May 9, 2012	By:	/s/ Joseph E. Miller
Joseph E. Miller On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)