Form 10-Q
period 2012-06-30
Griffin Capital Net Lease REIT, Inc.
filed 2012-08-07
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2012: 9,556,477 $0.001 par value per share.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$4,181,726	$5,429,440
Restricted cash	2,141,986	1,879,865
Due from affiliates, net	—	459,521
Real estate:
Land	42,797,019	27,003,796
Building and improvements	176,082,342	110,929,358
Tenant origination and absorption cost	53,294,720	34,400,671

Total real estate	272,174,081	172,333,825
Less: accumulated depreciation and amortization	(13,645,685)	(9,471,264)

Total real estate, net	258,528,396	162,862,561
Above market leases, net	6,942,672	1,515,938
Deferred rent	2,070,398	1,483,686
Deferred financing costs, net	1,499,851	1,012,677
Prepaid expenses and other assets	556,966	1,301,414

Total assets	$275,921,995	$175,945,102

LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $521,754 and $357,815, respectively	$66,512,975	$60,032,962
Credit Facility	95,880,000	35,395,985
Mezzanine Loan	4,500,000	—
Bridge Loan	6,200,000	—

Total debt	173,092,975	95,428,947
Restricted reserves	1,018,168	761,047
Accounts payable and other liabilities	2,229,926	1,238,340
Distributions payable	489,678	412,221
Due to affiliates, net	536,180	—
Below market leases, net	8,844,575	9,289,407

Total liabilities	186,211,502	107,129,962

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2012 and December 31, 2011	4,886,686	4,886,686
Common stock subject to redemption	2,075,740	1,070,490
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 9,001,105 and 5,667,551 shares outstanding, as of June 30, 2012 and December 31, 2011, respectively	89,891	56,611
Additional paid-in capital	75,756,007	47,872,560
Cumulative distributions	(5,498,486)	(3,085,438)
Accumulated deficit	(6,643,081)	(3,772,346)

Total stockholders’ equity	63,704,331	41,071,387
Noncontrolling interests	19,043,736	21,786,577

Total equity	82,748,067	62,857,964

Total liabilities and equity	$275,921,995	$175,945,102

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental income	$5,359,560	$3,175,907	$9,756,038	$5,629,926
Property expense recoveries	703,548	442,773	1,301,655	782,730
Interest income	144	342	341	692

Total revenue	6,063,252	3,619,022	11,058,034	6,413,348

Expenses:
Asset management fees to affiliates	461,142	260,664	828,461	464,876
Property management fees to affiliates	158,679	90,704	285,541	165,176
Property operating expense	43,414	—	68,542	—
Property tax expense	636,549	442,773	1,199,005	782,730
Acquisition fees and expenses to non-affiliates	234,276	1,118,932	915,831	1,119,194
Acquisition fees and expenses to affiliates	873,000	1,680,000	3,159,000	1,680,000
General and administrative expenses	495,594	502,757	990,004	872,892
Depreciation and amortization	2,284,512	1,346,018	4,174,421	2,380,094
Interest expense	1,989,716	1,503,621	3,596,876	2,686,163

Total expenses	7,176,882	6,945,469	15,217,681	10,151,125

Net loss	(1,113,630)	(3,326,447)	(4,159,647)	(3,737,777)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(62,396)	—	(120,421)	—

Net loss including distributions to redeemable noncontrolling interests attributable to common stockholders	(1,176,026)	(3,326,447)	(4,280,068)	(3,737,777)
Net loss attributable to noncontrolling interests	(334,089)	(1,819,566)	(1,409,333)	(2,062,251)

Net loss attributable to common stockholders	$(841,937)	$(1,506,881)	$(2,870,735)	$(1,675,526)

Net loss per share, basic and diluted	$(0.10)	$(0.50)	$(0.40)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	8,077,008	2,997,534	7,205,418	2,599,601

Comprehensive loss	$(1,113,630)	$(3,326,447)	$(4,159,647)	$(3,737,777)

Distributions declared per common share	$0.17	$0.17	$0.34	$0.34

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2010	1,845,339	$18,438	$15,441,289	$(713,332)	$(1,236,878)	$13,509,517	$18,577,800	$32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions to common stockholders	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions for noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)

BALANCE December 31, 2011	5,667,551	56,611	47,872,560	(3,085,438)	(3,772,346)	41,071,387	21,786,577	62,857,964
Gross proceeds from issuance of common stock	3,226,846	32,268	32,236,189	—	—	32,268,457	—	32,268,457
Discount on issuance of common stock	—	—	(101,763)	—	—	(101,763)	—	(101,763)
Offering costs including dealer manager fees to affiliates	—	—	(4,210,717)	—	—	(4,210,717)	—	(4,210,717)
Distributions to common stockholders	—	—	—	(1,361,323)	—	(1,361,323)	—	(1,361,323)
Issuance of shares for distribution reinvestment plan	110,708	1,052	1,050,673	(1,051,725)	—	—	—	—
Repurchase of common stock	(4,000)	(40)	(39,210)	—	—	(39,250)	—	(39,250)
Repurchase of noncontrolling interests	—	—	—	—	—	—	(113,473)	(113,473)
Additions to common stock subject to redemption	—	—	(1,051,725)	—	—	(1,051,725)	—	(1,051,725)
Distributions for noncontrolling interests	—	—	—	—	—	—	(1,162,169)	(1,162,169)
Distributions for noncontrolling interests subject to redemption	—	—	—	—	—	—	(57,866)	(57,866)
Net loss	—	—	—	—	(2,870,735)	(2,870,735)	(1,409,333)	(4,280,068)

BALANCE June 30, 2012	9,001,105	$89,891	$75,756,007	$(5,498,486)	$(6,643,081)	$63,704,331	$19,043,736	$82,748,067

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(4,159,647)	$(3,737,777)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation of building and building improvements	2,087,426	1,331,722
Amortization of intangible assets	2,086,995	1,048,372
Amortization of above and below market leases	(199,392)	(41,798)
Amortization of deferring financing costs	487,853	377,961
Amortization of debt premium	(47,484)	(11,542)
Deferred rent	(586,712)	(351,874)
Property maintenance funded from restricted cash reserves	—	510
Funding of restricted cash reserves	(5,000)	—
Change in operating assets and liabilities:
Due from affiliates, net	459,521	—
Prepaid expenses and other assets	744,448	236,339
Accounts payable and other liabilities	831,638	2,211,120
Due to affiliates, net	536,180	786,396

Net cash provided by operating activities	2,235,826	1,849,429

Investing Activities:
Acquisition of properties, including reserves	(98,391,730)	(13,785,562)
Payments for construction-in-progress	(1,005)	—

Net cash used in investing activities	(98,392,735)	(13,785,562)

Financing Activities:
Proceeds from borrowings	96,584,015	12,300,000
Principal payoff of Mezzanine Loan	(25,400,000)	(11,899,305)
Principal amortization payments on secured indebtedness	(592,198)	(314,152)
Deferred financing costs	(975,027)	(139,500)
Issuance of common stock, net	27,955,977	13,302,849
Repurchase of common stock	(39,250)	—
Distributions to noncontrolling interests	(1,348,447)	(1,095,358)
Distributions to common stockholders	(1,275,875)	(500,076)

Net cash provided by financing activities	94,909,195	11,654,458

Net decrease in cash and cash equivalents	(1,247,714)	(281,675)
Cash and cash equivalents at the beginning of the period	5,429,440	$1,636,072

Cash and cash equivalents at the end of the period	$4,181,726	$1,354,397

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,563,826	$1,790,552
Supplemental Disclosures of Significant Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition and contribution of real estate assets plus a premium of $211,423 and $412,298, respectively	$6,908,270	$34,837,746
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$—	$7,788,990
Increase/(decrease) in distributions payable to noncontrolling interests	$(7,991)	$39,927
Increase in distributions payable to common stockholders	$85,448	$45,056
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statement of operations and comprehensive loss	$120,421	$77,144
Common stock issued pursuant to the distribution reinvestment plan	$1,051,725	$324,249
Common stock repurchase payable	$55,725	$—
Noncontrolling interests repurchase payable	$113,473	$—

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, which included shares for sale pursuant to the distribution reinvestment plan, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering. The term of the Public Offering was two years with an initial termination date of November 6, 2011, which was extended for one year to November 6, 2012 by the Company’s board of directors on September 14, 2011. The Company’s board of directors reserves the right to terminate the Public Offering or further extend the Public Offering if a registration statement for a new offering is filed at any time prior to November 6, 2012. As of June 30, 2012 and December 31, 2011, the Company had 9,001,105 and 5,667,551 shares outstanding, respectively, under the Private Offering and the Public Offering, including shares issued pursuant to the distribution reinvestment plan, less shares redeemed pursuant to the share redemption plan. As of June 30, 2012 and December 31, 2011, the Company had $2.1 million and $1.1 million in shares classified as common stock subject to redemption, respectively. (See Note 7, Share Redemption Program).

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and on December 26, 2008, the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2012, the Company owned approximately 69% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 21% of the limited partnership units of the Operating Partnership. The remaining approximately 10% of the limited partnership units were owned by third parties. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2012 and December 31, 2011.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of June 30, 2012 and December 31, 2011.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of June 30, 2012 and December 31, 2011, the balance of these reserves was included on the consolidated balance sheets as restricted cash, which totaled $2.1 million and $1.9 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and six months ended June 30, 2012 totaled $1.1 million and $4.1 million, respectively.

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

June 30, 2012

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2012 and December 31, 2011, there were no impairment indicators present that would have required the Company to record an impairment loss related to the real estate assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of June 30, 2012, there were no leases that provide for contingent rental income.

During the six months ended June 30, 2012 and 2011, the Company recognized deferred rent from tenants of $0.6 million and $0.4 million, respectively. As of June 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $2.1 million and $1.5 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Each month, the Company records an estimate for real estate tax reimbursement and, for certain leases, common area maintenance (“CAM”) for building costs that the Company pays on behalf of the tenant. At the end of the calendar year the Company reconciles the estimated real estate tax and CAM reimbursement to the actual amount incurred and adjusts the property tax and CAM recovery to reflect the actual amount incurred. The adjustment, if any, is either charged or credited to the tenant pursuant to certain provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain property operating expenses.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The initial advisory agreement required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the Second Amended and Restated Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Second Amended and Restated Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would become liable to the Company for the excess amount incurred if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of June 30, 2012, organizational and offering costs did not exceed the limitations. The Company will continue to monitor compliance with such limitations throughout the offering. (See Note 6, Related Party Transactions.)

On May 6, 2009, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	June 30, 2012	December 31, 2011
Cumulative offering costs- Private and Public Offerings	$11,508,541	$7,944,029

Cumulative organizational costs- Private and Public Offerings	$375,760	$373,953

Organizational and offering costs previously advanced by the Advisor	$240,763	$26,735
Adjustment to organizational and offering costs pursuant to limitations the Advisor is subject to	—	(709,876)

Net due to/(from) Advisor	$240,763	$(683,141)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of June 30, 2012 is comprised of financing costs incurred for the Credit Facility, Mezzanine Loan and Bridge Loan discussed in Note 4, Debt. As of June 30, 2012 and December 31, 2011, the Company’s deferred financing costs, net of amortization, were $1.5 million and $1.0 million, respectively.

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

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) is not allocated to redeemable noncontrolling interests and distributions to redeemable noncontrolling interest holders are allocated between common shareholders and noncontrolling interests based on their respective ownership percentage of the Operating Partnership. (See Note 5, Noncontrolling Interests.)

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of June 30, 2012.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2012, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, mortgage payable, and the Credit Facility and the Mezzanine Loan, as defined in Note 4, Debt.

Other than the mortgage debt discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2012 and December 31, 2011. The GE mortgage debt was recorded at an estimated fair value of $7.1 million, which includes a premium of $0.2 million and approximates the fair value. The fair value of the Plainfield, Emporia Partners, and LTI mortgage debt is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities as shown in the table below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2012 and the year ended December 31, 2011.

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,811,203	$20,398,388	$21,912,937	$20,534,269

Emporia Partners	$5,108,279	$4,907,309	$5,225,659	$5,053,094

LTI (1)	$34,360,171	$34,101,424	$34,445,599	$34,445,599

GE (2)	$7,105,854	$7,105,854	—	—

(1)	The balance at June 30, 2012 includes a debt premium of $0.3 million.
(2)	The balance at June 30, 2012 includes a debt premium of $0.2 million.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2012 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2012 the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of June 30, 2012 and December 31, 2011, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended June 30, 2012. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184426 per day per share on the outstanding shares of common stock.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. ASU 2011-04 has not had a material impact on the Company’s consolidated financial statements, nor does the Company expect it to have a material impact in the future.

3.	Real Estate

Acquisition of Travelers Property

On June 29, 2012, the Company, through the Operating Partnership, acquired a three-story office facility located in Greenwood Village, Colorado (the “Travelers property”) from an unaffiliated third party. The Travelers property is 100% leased to a single tenant, The Travelers Indemnity Company (“Travelers”), on a net lease basis, obligating Travelers to all costs and expenses to operate and maintain the property, including capital expenditures, subject to an expense cap on controllable expenses. On the acquisition date the remaining term of the lease was 12 years.

The purchase price of the Travelers property was $16.1 million. The purchase price was substantially financed with a draw from the Credit Facility with KeyBank in the amount of $9.7 million, and with the Bridge Loan from KeyBank in the amount of $6.2 million, as discussed in Note 4, Debt. Additionally, $0.2 million in good faith deposits, net of closing fees and expenses, were applied at closing. The following table provides the purchase price allocation and related financing activity:

Land	$2,600,000
Building and improvements	9,062,597
Tenant origination and absorption cost	4,437,403

$16,100,000

Credit Facility draw	$9,660,000
Bridge Loan	6,200,000
Prepaid rent	13,000
Cash used and credits received to acquire property (deposits and closing costs, net)	227,000

$16,100,000

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Acquisition of GE Property

On May 31, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an assembly and manufacturing facility located in Whippany, New Jersey (the “GE property”) from an unaffiliated third party. The GE property is 100% leased to a single tenant, GE Aviation Systems, LLC (“GE”), on a net lease basis, obligating GE to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately six years.

The purchase price of the GE property was $13.0 million. The purchase price was substantially financed with mezzanine debt pursuant to the Mezzanine Loan with KeyBank in the amount of $6.0 million and the assumption of $6.9 million in existing mortgage debt related to the GE property (the “GE mortgage debt”), as discussed in Note 4, Debt. Additionally, good faith deposits in the amount of $0.1 million, net of closing fees and expenses, were applied at closing. The following table provides the purchase price allocation and related financing activity:

Land	$3,773,000
Building and improvements	7,707,174
Tenant origination and absorption cost	1,322,919
In-place lease valuation (above market)	408,330
Debt premium	(211,423)

$13,000,000

Mortgage payable assumed	$6,908,270
Mezzanine Loan	5,971,385
Prepaid rent	2,912
Cash used and credits received to acquire property (deposits and closing costs, net)	117,433

$13,000,000

Acquisition of Westinghouse Property

On March 22, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired an office building located in Cranberry Township, Pennsylvania (the “Westinghouse property”) from an unaffiliated third party. The Westinghouse property is 100% leased to a single tenant, Westinghouse Electric Company (“Westinghouse”), on a net lease basis, obligating Westinghouse to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term of the lease was approximately 14 years. The purchase price of the Westinghouse property was $36.2 million. The purchase price was substantially financed with a draw from the amended and restated credit agreement with KeyBank as discussed in Note 4, Debt, in the amount of $27.1 million, and mezzanine debt pursuant to the mezzanine credit agreement with KeyBank, as discussed in Note 4, Debt, in the amount of $9.0 million. Additionally, good faith deposits in the amount of $0.7 million were applied at closing and offset by $0.6 million in related closing fees and expenses. The following table provides the purchase price allocation and related financing activity:

Land	$2,650,000
Building and improvements	22,024,952
Tenant origination and absorption cost	7,070,642
In-place lease valuation (above market)	4,454,406

$36,200,000

Credit Facility draw	$27,095,000
Mezzanine Loan	9,000,000
Rent	70,000
Cash used to acquire property (deposits and closing costs, net)	35,000

$36,200,000

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

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

The purchase price of the AT&T property was $40.0 million, which was substantially funded with a draw from the amended and restated credit agreement with KeyBank as discussed in Note 4, Debt, in the amount of $22.0 million, and mezzanine debt pursuant to the mezzanine credit agreement with KeyBank, as discussed in Note 4, Debt, in the amount of $12.4 million. The remaining purchase price and related closing fees and expenses were funded with $5.6 million and $0.3 million, respectively, in cash raised in the Public Offering. The following table provides the purchase price allocation and related financing activity:

Land	$6,770,223
Building and improvements	26,357,255
Tenant origination and absorption cost	6,063,085
In-place lease valuation (above market)	809,437

$40,000,000

Credit Facility draw	$22,000,000
Mezzanine Loan	12,400,000
Cash used to acquire property	5,600,000

$40,000,000

As of June 30, 2012, the Company’s real estate portfolio consisted of 11 properties including office, warehouse, and manufacturing facilities with a combined carrying value of $270.0 million, including the allocation of the purchase price to above and below-market lease valuation. The lease expirations of the 11 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in a table below.

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

	Balance June 30, 2012	Balance December 31, 2011
In-place lease valuation (above market)	$7,510,077	$1,837,903
In-place lease valuation (above market)- accumulated amortization	(567,405)	(321,965)

In-place lease valuation (above market), net	$6,942,672	$1,515,938

In-place lease valuation (below market)	$(9,950,752)	$(9,950,752)
In-place lease valuation (below market)- accumulated amortization	1,106,177	661,345

In-place lease valuation (below market), net	$(8,844,575)	$(9,289,407)

Tenant origination and absorption cost	$53,294,720	$34,400,671
Tenant origination and absorption cost- accumulated amortization	(6,011,876)	(3,924,882)

Tenant origination and absorption cost, net	$47,282,844	$30,475,789

The intangible assets are amortized over the remaining lease term of each property, as shown in the table below. On a weighted-average basis, the remaining lease term of the properties was 9.7 years and 9.4 years as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, amortization expense for in-place lease valuation, net, and tenant

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

origination and absorption cost is expected to be $(0.2) million and $5.1 million, respectively, each year for the next five years. As of December 31, 2011, amortization expense for in-place lease valuation and tenant origination and absorption cost was expected to be $0.7 million and $3.2 million, respectively, each year for the succeeding five years.

	Amortization expense for the
	Six Months Ended June 30, 2012	Year Ended December 31, 2011
In-place lease valuation	$199,392	$381,670
Tenant origination and absorption cost	$2,086,995	$2,636,137

Restricted Cash

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2011	Additions	Utilizations	Balance June 30, 2012
Plainfield (1)	$408,333	$50,000	$(11,786)	$446,547
Will Partners (1)	152,319	52,515	—	204,834
Emporia Partners (2)	715,001	166,392	—	881,393
ITT (3)	344,212	—	—	344,212
Quad/Graphics (3)	260,000	—	—	260,000
GE (4)	—	5,000	—	5,000

Total	$1,879,865	$273,907	$(11,786)	$2,141,986

(1)	Additions to the reserve balance are funded by the tenant.
(2)	The balance at June 30, 2012 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.4 million were funded by the tenant.
(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.
(4)	Balance represents a restricted cash account controlled by the lender.

Rent

The following summarizes the future minimum net rent payments pursuant to the lease terms for the properties discussed above as of June 30, 2012:

2012	$10,944,174
2013	22,128,564
2014	22,595,902
2015	22,890,763
2016	23,288,221
Thereafter	121,018,453

Total	$222,866,077

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

For the six months ended June 30, 2012, the Company’s 11 properties, based on rental income received from such properties as a percentage of aggregate rental income received by the Company, were as follows:

Property	Location	Revenue as a percentage of total rent
LTI	Carlsbad, CA	22.1%
Plainfield	Plainfield, IL	14.0
AT&T (1)	Redmond, WA	13.6
Will Partners	Monee, IL	12.5
Renfro	Clinton, SC	10.1
Westinghouse (2)	Cranberry Township, PA	8.5
Emporia Partners	Emporia, KS	7.4
Quad/Graphics	Loveland, CO	6.6
ITT	Los Angeles, CA	4.1
GE (3)	Whippany, NJ	1.0
Travelers (4)	Greenwood Village, CO	0.1

Total		100.0%

(1)	Total rental income for the AT&T property for the six months ended June 30, 2012 was $1.3 million, consisting of five months of rent based on an acquisition date of January 31, 2012.
(2)	Total rental income for the Westinghouse property includes only three full months of rental income for the six months ended June 30, 2012, totaling $0.8 million, based on an acquisition date of March 22, 2012.
(3)	Total rental income for the GE property for the six months ended June 30, 2012 was $0.1 million, consisting of one month of rent based on an acquisition date of May 31, 2012.
(4)	Total rental income for the Travelers property for the six months ended June 30, 2012 was $0.01 million, consisting of two days of rent based on an acquisition date of June 29, 2012.

Approximately 27% and 26% of the Company’s rental income was concentrated in Illinois and California, respectively, as of June 30, 2012. Tenant security deposits as of June 30, 2012 and December 31, 2011, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No collateral was received for the other eight tenant leases and, therefore, the Company bears the full risk of tenant rent collections. There were no tenant receivables as of June 30, 2012 and December 31, 2011.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2012 and 2011 had been included in operations as of January 1, 2011. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$6,913,180	$6,924,892	$13,852,975	$13,824,335

Net income (loss)	$112,610	$(165,493)	$397,361	$(4,681,716)

Net income (loss) attributable to common stockholders	$16,431	$(76,789)	$147,798	$(2,008,456)

Net income (loss) per share	$—	$(0.03)	$0.02	$(0.77)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

4.	Debt

As of June 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Balance as of June 30, 2012	Balance as of December 31, 2011	Contractual Interest Rate As of June 30, 2012		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,398,388	$20,534,269	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,907,309	5,053,094	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	33,786,550	34,087,784	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	314,874	357,815	—		—	—
GE Mortgage Loan	6,898,974	—	5.98%		Principal and Interest	June 2016
GE Mortgage Loan Premium	206,880	—	—		—	—

Mortgage Loan Total	66,512,975	60,032,962

Credit Facility	95,880,000	35,395,985	3.00	% (1)	Interest Only	November 2014 (2)
Mezzanine Loan	4,500,000	—	6.75	% (3)	Principal and Interest	July 2012
Bridge Loan	6,200,000	—	6.75	% (4)	Principal and Interest	October 2012

Total	$173,092,975	$95,428,947

(1)	Prior to the amendment effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBO Rate + 3.75% subject to a minimum LIBO Rate of 2.0%. Under the terms of the amended credit agreement, the interest rate on the Credit Facility is a one-month LIBO Rate + 2.75%. As of June 30, 2012 the LIBO Rate was 0.25%.
(2)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not occur. Maturity date assumes the one-year extension is exercised.
(3)	The interest rate on the Mezzanine Loan is a daily LIBO Rate + 6.50%. As of June 30, 2012 the LIBO Rate was 0.25%.
(4)	The interest rate on the Bridge Loan is a daily LIBO Rate + 6.50%. As of June 30, 2012 the LIBO Rate was 0.25%.

Mortgage Loans

In connection with the acquisition of the GE property, pursuant to the Assumption Agreement dated May 31, 2012 (the “GE Assumption Agreement”), the Company, through a wholly-owned subsidiary of the Operating Partnership, assumed the obligations under the GE mortgage debt. The GE mortgage debt is held by U.S. Bank, National Association, as trustee. The GE mortgage debt is secured by a first mortgage and security agreement on the Company’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits and has a term of ten years, maturing on June 1, 2016. The GE mortgage debt bears a fixed interest rate of 5.98% per annum for the term of the loan, and provides for monthly principal and interest payments. Pursuant to the GE Assumption Agreement, the Company, through a wholly-owned subsidiary of the Operating Partnership, serves as guarantor of certain obligations under the loan.

In connection with the acquisition of the LTI property, pursuant to the Note and Deed of Trust Assumption Agreement dated May 13, 2011 (the “LTI Assumption Agreement”), the Company, through a wholly-owned subsidiary of the Operating Partnership, assumed the obligations of the contributors and sellers under the LTI mortgage debt. The LTI mortgage debt was securitized, and Wells Fargo Bank, N.A. acts as trustee related thereto. The LTI mortgage debt is secured by a deed of trust, security agreement and fixture filing, and an assignment of leases and rents. The LTI mortgage debt calls for monthly principal and interest payments. In connection with the LTI Assumption Agreement, the Company, through a wholly-owned subsidiary of the Operating Partnership, became obligated as non-recourse carve-out guarantors of the LTI mortgage debt. “Non-recourse carve-outs,” or exceptions, to the non-recourse nature of the debt, represent acts committed by the single-purpose entity borrower controlled by the Company and the Operating Partnership, that would obligate the guarantors, depending on the nature of the default, for either (a) the entire amount of the loan; or (b) liability for the losses, if any, incurred by the lender in connection with the default.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Credit Facility

On November 18, 2011, the Company, through the Operating Partnership, entered into an amendment and restatement to the credit agreement with KeyBank (the “Restated KeyBank Credit Agreement”), as administrative agent, and Bank of America, as syndication agent (collectively the “Lenders”) thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35.0 million. The revised credit facility has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, the Company, through the Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150.0 million, subject to certain conditions. The Company drew an additional $0.4 million for related financing costs from the revised credit facility. Under the terms of the Restated KeyBank Credit Agreement, the Operating Partnership has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBO Rate multiplied by the Statutory Reserve Rate (as defined in the Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus 2.75% (“LIBO Rate-based”), or (b) an alternate base rate, which is the greatest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.50%, or (iii) the adjusted LIBO Rate-based rate set forth in subsection (a) plus 1.00%. Once the applicable variable rate is selected, 1.75% is added to that rate. The Operating Partnership may change this election from time to time, as provided by the Credit Facility terms. As of June 30, 2012 the Company selected the LIBO Rate-based rate.

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

On March 16, 2012, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $115.0 million when Regions Bank agreed to become a participating lender to the Restated KeyBank Credit Agreement, providing a financing commitment of up to $35.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

On March 22, 2012, in connection with the acquisition of the Westinghouse property as discussed in Note 3, Real Estate, a draw of $27.1 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition.

On June 29, 2012, in connection with the acquisition of the Travelers property as discussed in Note 3, Real Estate, a draw of $9.7 million was made from the Restated KeyBank Credit Agreement to partially finance such acquisition.

As of June 30, 2012, $95.9 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($115.0 million) or the aggregate borrowing base availability ($95.9 million). Therefore, the borrowing base availability was fully utilized as of June 30, 2012.

Mezzanine Loan

On January 31, 2012, a property-owning SPE wholly-owned by the Company’s Operating Partnership (the “Property SPE”) entered into that certain Mezzanine Credit Agreement in which KeyBank serves as the initial lender (the “Mezzanine Credit Agreement”) with total commitments of $15.0 million (the “Mezzanine Loan”). Additional lenders may be added pursuant to the terms of the Mezzanine Credit Agreement. In connection with the acquisition of the AT&T property, on January 31, 2012, the Property SPE made a draw of $12.4 million on the Mezzanine Loan to partially finance such acquisition. The Property SPE and any other entities that become a Borrower (as defined therein) pursuant to the terms of the Mezzanine Credit Agreement may request additional borrowings up to the total loan amount committed. The Mezzanine Loan has a term of six months, and bears interest at a rate of daily LIBO Rate plus 650 basis points, with an initial rate of 6.77%. The terms of the Mezzanine Credit Agreement require that the proceeds of the Mezzanine Loan be used to acquire the AT&T, Westinghouse and GE properties through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of $4.0 million.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition. On May 31, 2012, the property SPE made a draw of $8.5 million, of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder was used to pay acquisition fees earned by the Company’s Advisor for the AT&T, Westinghouse and GE property acquisitions. The balance was paid in full on July 31, 2012.

Bridge Loan

On June 29, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan has a term of four months, and bears interest at the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired.

Debt Covenant Compliance

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. As part of the amendment effective November 18, 2011, beginning with the quarter ended December 31, 2011 and continuing through June 29, 2012, the Company was required to maintain liquidity of $2.0 million (as defined in the agreement). Thereafter, the liquidity requirement increased to $3.0 million for the remainder of the term of the loans. Additional loan compliance covenants include, but are not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date. Pursuant to the varying-interest rate debt limitations, the Company effected an interest rate cap agreement for a notional amount of $60.0 million, which expires on December 31, 2012. The cost of the interest rate cap agreement was $10,000.

The Mezzanine Credit Agreement contains a financial covenant requirement, which states that gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

The Bridge Loan contains a financial covenant requirement, which states that gross proceeds from equity raised are subject to a monthly minimum amount of $5.0 million for the term of the loan.

The Company was in compliance with all of its debt covenants as of June 30, 2012.

The following summarizes the future principal repayments of all loans as of June 30, 2012 per the loan terms discussed above:

2012	$11,361,218	(1)
2013	1,396,049
2014	97,363,643	(2)
2015	1,576,752
2016	38,564,152	(3)
Thereafter	22,309,407

Total	$172,571,221

(1)	Amount includes payment of the balances of the Mezzanine Loan and Bridge Loan, which expire on July 31, 2012 and October 31, 2012, respectively.
(2)	Amount includes payment of the balance of the Credit Facility upon expiration on November 18, 2014, assuming the one-year extension is exercised.
(3)	Amount includes payment of the balances of the LTI and GE mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the valuation premium of $0.5 million.

The weighted average interest rate of the Company’s fixed rate debt as of June 30, 2012 was approximately 6.09%.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization, and in Note 3, Real Estate, respectively. As of June 30, 2012, noncontrolling interests were approximately 28% of total shares outstanding (assuming limited partnership units were converted to common stock) and approximately 33% of weighted average shares outstanding (assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. As of June 30, 2012, a request was made to redeem 11,907 limited partnership units of the Operating Partnership to be processed subsequent to June 30, 2012. The redemption amount of these limited partnership units was approximately $0.1 million and was reclassified from noncontrolling interests to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2012. On July 31, 2012, the Company satisfied this eligible redemption request at 95.3% of the contributed value.

Operating partnership units issued pursuant to the Will Partners (World Kitchen) contribution are not included in equity. The partners holding these units can cause the general partner, the Company, to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheet as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2012 and for the year ended December 31, 2011:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning balance	$21,786,577	$18,577,800
Repurchase of noncontrolling interests	(113,473)	—
Contribution of noncontrolling interests	—	7,788,990
Distributions for noncontrolling interests	(1,162,169)	(2,135,649)
Allocated distributions for noncontrolling interests subject to redemption	(57,866)	(169,775)
Net loss	(1,409,333)	(2,274,789)

Ending balance	$19,043,736	$21,786,577

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

6.	Related Party Transactions

The following table summarizes the related party costs incurred, paid and due to affiliates as of December 31, 2011 and June 30, 2012:

	Year Ended December 31, 2011			Six Months Ended June 30, 2012
	Incurred	Paid	Payable/ (Receivable)	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,680,000	$3,309,344	$—	$3,159,000	$3,159,000	$—
Operating expenses	339,203	299,288	84,801	161,556	165,579	80,778
Asset management fees	1,083,304	1,041,222	103,073	828,461	771,785	159,749
Property management fees	377,078	363,313	35,746	285,541	266,397	54,890
Costs advanced by the Advisor	50,193	667,399	26,735	391,154	177,126	240,763

Total amount payable to the Advisor	3,529,778	5,680,566	250,355	4,825,712	4,539,887	536,180
Allowable organizational and offering costs	1,854,645	—	1,854,645	3,065,488	—	3,065,488
Actual organizational and offering costs	(2,564,521)	—	(2,564,521)	(3,065,488)	—	(3,065,488)

Total	$2,819,902	$5,680,566	$(459,521)	$4,825,712	$4,539,887	$536,180

Dealer Manager fees	$3,570,133	$3,570,133	$—	$3,125,083	$3,125,083	$—

The Second Amended and Restated Advisory Agreement requires, upon termination of the Public Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross proceeds and that any organizational and offering costs incurred above 3.5% of gross proceeds shall be reimbursed to the Company. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would become liable to the Company for the excess amount incurred, if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of June 30, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs. The Company will continue to monitor compliance with such limitations throughout the offering.

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

June 30, 2012

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2012 and 2011 $0.08 million and $0.2 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

June 30, 2012

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

June 30, 2012

(unaudited)

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of June 30, 2012 and December 31, 2011, $2.1 million and $1.1 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

June 30, 2012

(unaudited)

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of June 30, 2012 and December 31, 2011, $2.1 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the six months ended June 30, 2012, the Company redeemed 4,000 shares of common stock for approximately $0.04 million at a weighted average price per share of $9.81. During the year ended December 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of June 30, 2012, there were 5,700 shares subject to redemption requests to be processed subsequent to June 30, 2012. The redemption of these shares totaled approximately $0.06 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2012. On July 31, 2012, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.78. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8.	Declaration of Distributions

On June 19, 2012, the Company’s board of directors declared distributions for the third quarter of 2012 in the amount of $0.00184426 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from July 1, 2012 through September 30, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

As of August 3, 2012, in connection with the Public Offering, the Company had issued 9,330,199 shares of the Company’s common stock for gross proceeds of approximately $92.8 million. Through August 3, 2012, the Company had received aggregate gross offering proceeds of approximately $95.2 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Net Lease REIT, Inc.

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

We terminated our private offering on November 6, 2009, having raised approximately $2.4 million through the issuance of 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective, which was scheduled to terminate on November 6, 2011 and was extended for one year to November 6, 2012 by our board of directors on September 14, 2011. Our board of directors reserves the right to terminate our offering or further extend our offering if a registration statement for a new offering is filed at any time prior to November 6, 2012. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”).

As of June 30, 2012, we had issued 8,769,127 total shares of our common stock for gross proceeds of approximately $87.3 million in our Public Offering, of which 223,705 shares, or $2.1 million were issued pursuant to the distribution reinvestment plan. During the six months ended June 30, 2012, we redeemed 4,000 shares of common stock for approximately $0.04 million at a weighted average price per share of $9.81. During the year ended December 31, 2011 we redeemed 12,000 shares for approximately $0.1 million at a weighted average price per share of $9.38.

As of June 30, 2012, we owned 11 properties, as shown in the tables below, encompassing approximately 2.8 million rentable square feet with an estimated average going-in capitalization rate of 8.1%:

Property	Acquisition Date	Purchase Price	Property Type	Year Built/ Renovated	Square Feet	Approximate Acres
Renfro
Clinton, SC	6/18/2009	$21,700,000	Warehouse/Distribution	1986	566,500	42.2
Plainfield
Plainfield, IL	6/18/2009	32,660,000	Office/Laboratory	1958-1991	176,000	29.1
Will Partners
Monee, IL	6/4/2010	26,305,000	Warehouse/Distribution	2000	700,200	34.3
Emporia Partners
Emporia, KS	8/27/2010	8,360,000	Office/Industrial/ Distribution	1954/2000	320,800	16.6
ITT
Los Angeles, CA	9/23/2010	7,800,000	Office	1996/2010	35,800	3.5
Quad/Graphics
Loveland, CO	12/30/2010	11,850,000	Industrial/Office	1986/1996/2009	169,800	15.0
LTI
Carlsbad, CA	5/13/2011	56,000,000	Office/Laboratory/ Manufacturing	1999	328,700	17.6
AT&T
Redmond, WA	1/13/12	40,000,000	Office/Data Center	1995	155,800	8.4
Westinghouse
Cranberry Township, PA	3/22/12	36,200,000	Engineering Facility	2010	118,000	25.0
GE
Whippany, NJ	5/31/12	13,000,000	Assembly/Manufacturing	1986	114,300	10.8

Travelers
Greenwood Village, CO	6/29/12	16,100,000	Office	1982/2005	131,000	6.4

Total		$269,975,000			2,816,900	208.9

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

Property	Tenant	Industry	Annualized Gross Base Rent (1)	% of Annualized Gross Base Rent	2012 Annualized Net Effective Rent per Square Foot (2)	Year of Lease Expiration
Renfro Clinton, SC	Renfro Corp	Manufacturing (Hosiery Products)	$1,863,000	8.3%	$3.29	2021
Plainfield Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	2,587,000	11.5%	14.70	2022
Will Partners Monee, IL	World Kitchen, LLC	Distribution (Kitchen Accessories)	2,311,000	10.3%	3.30	2020
Emporia Partners Emporia, KS	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	1,415,000	6.3%	2.65	2020
ITT Los Angeles, CA	ITT Educational Services, Inc.	Educational	762,000	3.4%	21.28	2016
Quad/Graphics Loveland, CO	World Color (USA), LLC	Printing	1,216,000	5.4%	7.16	2022
LTI Carlsbad, CA	Life Technologies Corporation	Research and Development (Biotechnology Tools)	4,137,000	18.3%	12.59	2022
AT&T Redmond, WA	AT&T Services, Inc.	Telecommunications	3,065,000	13.6%	19.67	2019
Westinghouse Cranberry Township, PA	Westinghouse Electric Company, LLC	Engineering (Nuclear Fuel and Nuclear Services)	2,887,000	12.8%	24.47	2025
GE Whippany, NJ	GE Aviation Systems, LLC	Manufacturing (Aviation)	1,090,000	4.8%	9.54	2018
Travelers Greenwood Village, CO	The Travelers Indemnity Company	Insurance	1,199,000	5.3%	9.15	2024

Total			$22,532,000	100.0%	$8.00

(1)	The annualized gross base rents presented are forward-looking, based on contractual rent amounts for the period July 1, 2012 to June 30, 2013, which take into consideration any rent increases.
(2)	The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The annualized gross base rent is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc. to arrive at the annualized net effective rent for the Emporia Partners property.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). This ASU updated and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. ASU 2011-04 has not had a material impact on our consolidated financial statements, nor do we expect it to have a material impact in the future.

Results of Operations

We owned seven properties as of June 30, 2011. As of June 30, 2012, we owned 11 properties, as shown in the tables above. Therefore, our results of operations for the three and six months ended June 30, 2012 are not directly comparable to those for the three and six months ended June 30, 2011. Our results of operations for the three and six months ended June 30, 2012 are not indicative of those expected in future periods, and we expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table provides summary information about our results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2012	2011
Rental income	$5,359,560	$3,175,907	$2,183,653	69%
Property expense recoveries	703,548	442,773	260,775	59%
Asset management fees to affiliates	461,142	260,664	200,478	77%
Property management fees to affiliates	158,679	90,704	67,975	75%
Property operating expense	43,414	—	43,414	N/A
Property tax expense	636,549	442,773	193,776	44%
Acquisition fees and expenses to non-affiliates	234,276	1,118,932	(884,656)	(79%)
Acquisition fees and expenses to affiliates	873,000	1,680,000	(807,000)	(48%)
General and administrative expenses	495,594	502,757	(7,163)	(1%)
Depreciation and amortization	2,284,512	1,346,018	938,494	70%
Interest expense	1,989,716	1,503,621	486,095	32%

Rental Income

Rental income for the three months ended June 30, 2012 is comprised of rental income of $5.0 million, adjustments to straight-line contractual rent of $0.3 million, and in-place lease valuation amortization of $0.1 million. Rental income for the three months ended June 30, 2012 increased by approximately $2.2 million compared to the same period a year ago as a result of (1) $2.1 million in additional rental income related to the real estate acquired subsequent to June 30, 2011; and (2) a net increase in straight-line contractual rent and in-place lease valuation amortization of $0.1 million.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $0.3 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect property expense recoveries to increase in future periods as we acquire additional properties.

Property Expenses

Property expenses for the three months ended June 30, 2012 totaled $1.3 million consisting of asset management fees, property management fees, property operating expense and property taxes. The total increase of $0.5 million since the same period a year ago is a result of $0.2 million in asset management fees, $0.1 million in property management fees and $0.2 million in property taxes for the real estate acquired subsequent to June 30, 2011. We expect property operating expenses to increase in future periods as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the three months ended June 30, 2012, which decreased by $0.9 million compared to the same period a year ago, consisted of $0.2 million in acquisition expenses related to the acquisitions of the AT&T, Westinghouse, GE and Travelers properties. Real estate acquisitions fees and expenses to affiliates of $0.9 million represent the acquisition fees and expenses due to our advisor for the GE and Travelers property acquisitions which combined acquisition price was $29.1 million compared to the acquisition price of the LTI property of $56.0 million. We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 remained relatively the same as compared to the prior year. General and administrative expenses for the three months ended June 30, 2012 totaled $0.5 million consisting mostly of accounting and legal fees of $0.1 million and other expenses totaling $0.4 million. The total of $0.4 million in other expenses consisted of allocated personnel and rent costs incurred by our advisor ($0.1 million) and $0.3 million for Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs, and bank fees. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 consisted of depreciation of building and building improvements of our properties of $1.1 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $1.2 million. The increase of $0.9 million as compared to the same period in 2011 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2011. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the three months ended June 30, 2012 increased by $0.5 million compared to the same period in 2011. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2011: (1) $0.3 million in interest expense related to the assumption of the LTI and GE mortgage debt; and (2) $0.4 million in additional interest expense related to the Credit Facility (as discussed below) as a result of the acquisition of the AT&T, Westinghouse and Travelers properties. These increases are offset by a $0.3 million decrease in interest expense on the Credit Facility as a result of lowered interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed below. Interest expense for the three months ended June 30, 2012 also includes the amortization of deferred financing costs of $0.3 million, which increased by $0.1 million compared to the same period a year ago. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table provides summary information about our results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2012	2011
Rental income	$9,756,038	$5,629,926	$4,126,112	73%
Property expense recoveries	1,301,655	782,730	518,925	66%
Asset management fees to affiliates	828,461	464,876	363,585	78%
Property management fees to affiliates	285,541	165,176	120,365	73%
Property operating expense	68,542	—	68,542	N/A
Property tax expense	1,199,005	782,730	416,275	53%
Acquisition fees and expenses to non-affiliates	915,831	1,119,194	(203,363)	(18%)
Acquisition fees and expenses to affiliates	3,159,000	1,680,000	1,479,000	88%
General and administrative expenses	990,004	872,892	117,112	13%
Depreciation and amortization	4,174,421	2,380,094	1,794,327	75%
Interest expense	3,596,876	2,686,163	910,713	34%

Rental Income

Rental income for the six months ended June 30, 2012 is comprised of rental income of $9.0 million, adjustments to straight-line contractual rent of $0.6 million, and in-place lease valuation amortization of $0.2 million. Rental income for the six months ended June 30, 2012 increased by approximately $4.1 million compared to the same period a year ago as a result of (1) $3.7 million in additional rental income related to the real estate acquired subsequent to June 30, 2011; (2) an increase in straight-line contractual rent of $0.2 million; and (3) an increase in in-place lease valuation amortization of $0.2 million.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $0.5 million compared to the same period a year ago as a result of the acquisition of additional real estate. We expect property expense recoveries to increase in future periods as we acquire additional properties.

Property Expenses

Property expenses for the six months ended June 30, 2012 totaled $2.4 million consisting of asset management fees, property management fees, property operating expense and property taxes. The total increase of $1.0 million since the same period a year ago is a result of $0.4 million in asset management fees, $0.1 million in property management fees, $0.1 million in property operating expenses, and $0.4 million in property taxes for the real estate acquired subsequent to June 30, 2011. We expect property operating expenses to increase in future periods as we acquire additional properties.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the six months ended June 30, 2012, which decreased by $0.2 million compared to the same period a year ago, consisted of $0.9 million in acquisition expenses related to the acquisitions of the AT&T, Westinghouse, GE and Travelers properties. Real estate acquisition fees and expenses to affiliates of $3.2 million represent the acquisition fees and expenses due to our advisor for the AT&T, Westinghouse and GE and Travelers property acquisitions which combined acquisition price was $105.3 million compared to the $56.0 million acquisition price of the LTI property acquisition made during the prior year. We expect to continue to incur acquisition fees and expenses in the future as we acquire additional properties.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 increased by $0.1 million due mainly to an increase in transfer agent fees, which included transition fees due to the former transfer agent. General and administrative expenses for the six months ended June 30, 2012 totaled $1.0 million consisting mostly of accounting and legal fees of $0.3 million and other expenses totaling $0.7 million. The total of $0.7 million in other expenses consisted mainly of allocated personnel and rent costs incurred by our advisor ($0.2 million in total) and a total of $0.5 million for Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs, and bank fees. We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2012 consisted of depreciation of building and building improvements of our properties of $2.1 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $2.1 million. The increase of $1.8 million as compared to the same period in 2011 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2011. We expect depreciation and amortization expense to increase in future periods as we acquire additional properties.

Interest Expense

Interest expense for the six months ended June 30, 2012 increased by $0.9 million compared to the same period in 2011. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2011: (1) $0.8 million in interest expense related to the assumption of the LTI and GE mortgage debt; and (2) $0.5 million in additional interest expense related to the Credit Facility (as discussed below) as a result of the acquisition of the AT&T, Westinghouse and Travelers properties. These increases are offset by a $0.4 million decrease in interest expense on the Credit Facility as a result of lowered interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed below, and a $0.1 million decrease related to debt premium amortization. Interest expense for the six months ended June 30, 2012 also includes the amortization of deferred financing costs of $0.5 million, which increased by $0.1 million compared to the same period a year ago. We expect interest expense to increase in future periods as we acquire additional real estate and assume any related debt.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, amortization of in-place lease valuations, accretion/amortization of debt discounts/premiums, nonrecurring impairments of real estate-related investments, and certain non-operating cash items such as acquisitions fees and expenses. Management believes that MFFO is a beneficial indicator of our on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our distributions.

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(1,113,630)	$(3,326,447)	$(4,159,647)	$(3,737,777)
Adjustments:
Depreciation of building and improvements	1,140,627	722,679	2,087,426	1,331,722
Amortization of intangible assets	1,143,885	623,339	2,086,995	1,048,372

FFO/(FFO Deficit)	$1,170,882	$(1,980,429)	$14,774	$(1,357,683)

Reconciliation of FFO to MFFO
FFO/(FFO Deficit)	$1,170,882	$(1,980,429)	$14,774	$(1,357,683)
Adjustments:
Acquisition fees and expenses to non-affiliates	234,276	1,118,932	915,831	1,119,194
Acquisition fees and expenses to affiliates	873,000	1,680,000	3,159,000	1,680,000
Revenues in excess of cash received (straight-line rents)	(314,843)	(211,549)	(586,712)	(351,874)
Amortization of above/(below) market rent	(56,241)	(75,692)	(199,392)	(41,798)
Amortization of debt premium	(26,014)	(11,542)	(47,484)	(11,542)

MFFO	$1,881,060	$519,720	$3,256,017	$1,036,297

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Credit Facility, Mezzanine Loan, Bridge Loan and assumed mortgage loans discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from our offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Mortgage Loans

In connection with the acquisition of the GE property, pursuant to the Assumption Agreement dated May 31, 2012 (the “GE Assumption Agreement”), we, through a wholly-owned subsidiary of our Operating Partnership, assumed the obligations under the GE mortgage debt. The GE mortgage debt is held by U.S. Bank, National Association, as trustee. The GE mortgage debt is secured by a first mortgage and security agreement on the Company’s interest in the underlying property, a fixture filing, and an assignment of leases, rents, income and profits and has a term of ten years, maturing on June 1, 2016. The GE mortgage debt bears a fixed interest rate of 5.98% per annum for the term of the loan, and provides for monthly principal and interest payments. Pursuant to the GE Assumption Agreement, we, through a wholly-owned subsidiary of the Operating Partnership, serve as guarantor of certain obligations under the loan.

In connection with the acquisition of the LTI property, pursuant to the Note and Deed of Trust Assumption Agreement dated May 13, 2011 (the “LTI Assumption Agreement”) we, through a wholly-owned subsidiary of our Operating Partnership, assumed the obligations of the contributors and sellers under the LTI mortgage debt. The LTI mortgage debt was securitized, and Wells Fargo Bank, N.A. acts as trustee related thereto. The LTI mortgage debt is secured by a deed of trust, security agreement and fixture filing, and an assignment of leases and rents. The LTI mortgage debt calls for monthly principal and interest payments. In connection with the LTI Assumption Agreement, the Company, through a wholly-owned subsidiary of the Operating Partnership, became obligated as non-recourse carve-out guarantors of the LTI mortgage debt. “Non-recourse carve-outs,” or exceptions, to the non-recourse nature of the debt, represent acts committed by the single-purpose entity borrower controlled by the Company and the Operating Partnership, that would obligate the guarantors, depending on the nature of the default, for either (a) the entire amount of the loan; or (b) liability for the losses, if any, incurred by the lender in connection with the default.

Credit Facility

On November 18, 2011, we, through our Operating Partnership, entered into an amendment and restatement to the credit agreement with KeyBank (the “Restated KeyBank Credit Agreement”), as administrative agent, and Bank of America, as syndication agent (collectively the “Lenders”), thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35 million. The Credit Facility, which has a term of two years, matures on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, we, through our Operating Partnership, may request an increase in the total commitments under the Credit Facility up to $150 million, subject to certain conditions. We drew an additional $0.4 million for related financing costs from the revised credit facility.

As part of the amendment effective November 18, 2011, beginning with the quarter ended December 31, 2011, the liquidity requirement was $2.0 million through June 29, 2012 and $3.0 million from June 30, 2012 through the remainder of the term of the loans. Additional loan compliance covenants include, but are not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date (as defined) and 100% of the equity in any properties contributed after the effective date. We were in compliance with all of our debt covenants as of June 30, 2012.

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

On March 16, 2012, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $115.0 million when Regions Bank agreed to become a participating lender to the Restated KeyBank Credit Agreement, providing a financing commitment of up to $35.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

In connection with the acquisition of the AT&T property as discussed in Note 3, Real Estate, on January 31, 2012, we drew $22.0 million from the revised Credit Facility to partially finance such acquisition, and on February 8, 2012, the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below. Additionally, on March 22, 2012, we drew $27.1 million from the Credit Facility to partially finance the acquisition of the Westinghouse property discussed in Note 3, Real Estate. On June 29, 2012, we drew $9.7 million from the Credit Facility to partially finance the acquisition of the Travelers property discussed in Note 3, Real Estate. As of June 30, 2012, approximately $95.9 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. Per the terms of the revised Credit Facility, the maximum loan available is the lesser of the total commitments ($115.0 million) or the aggregate borrowing base availability ($95.9 million). Therefore, the borrowing base availability was fully utilized as of June 30, 2012.

Mezzanine Loan

On January 31, 2012, a property-owning special purpose entity wholly-owned by our Operating Partnership (the “Property SPE”) entered into a mezzanine loan agreement in which KeyBank serves as the initial lender with a total commitment of $15.0 million (the “Mezzanine Loan”). In connection with the acquisition of the AT&T property, on January 31, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $12.4 million from the Mezzanine Loan to partially finance such acquisition. The terms of the Mezzanine Loan require that the proceeds of the Mezzanine Loan be used to acquire the AT&T, Westinghouse and GE properties and other potential acquisitions through the maturity date, July 31, 2012. The terms also require periodic payments equal to the net equity raised in our public offering, subject to a monthly minimum amount of $4.0 million. Pursuant to a financial covenant requirement in the Mezzanine Loan, gross proceeds from equity raised are subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

In connection with the acquisition of the Westinghouse property on March 22, 2012, as discussed in Note 3, Real Estate, the Property SPE made a draw of $9.0 million from the Mezzanine Loan partially to finance such acquisition. On

May 31, 2012, the property SPE made a draw of $8.5 million of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder used to pay our advisor for acquisition fees and expenses in connection with the AT&T, Westinghouse, and GE property acquisitions. The balance was paid in full on July 31, 2012.

Bridge Loan

On June 29, 2012, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan has a term of four months, and will bear interest at the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired.

Other potential future sources of capital include proceeds from our Public Offering, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility (other than the current Credit Facility) or other third party source of liquidity, we will be heavily dependent upon the proceeds of our Public Offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

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

Our cash and cash equivalent balances decreased by $1.2 million during the six months ended June 30, 2012 and were used in or provided by the following:

Operating Activities. During the six months ended June 30, 2012, we generated $2.2 million of net cash from operating activities, compared to $1.8 million generated during the same period in 2011. The net loss in the current period is offset by (1) non-cash adjustments of $3.8 million (consisting of depreciation and amortization of $4.4 million less deferred rent of $0.6 million), which increased compared to the same period in 2011 in which non-cash adjustments totaled $2.3 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to June 30, 2011; and (2) cash provided by working capital of $2.6 million compared to cash provided by working capital of $3.2 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in working capital is due to the net decrease in payables in the current period compared to the prior year period, which was due primarily to the $2.1 million remainder of the LTI acquisition payable to our advisor as of June 30, 2011.

Investing Activities. During the six months ended June 30, 2012, we used $98.4 million in cash for investing activities, specifically for the acquisition of the AT&T, Westinghouse, GE and Travelers properties. During the same period a year ago, there was one acquisition made.

Financing Activities. During the six months ended June 30, 2012, we generated $94.9 million in financing activities as compared to $11.7 million used during the same period a year ago, an increase in cash provided by financing activities of $83.2 million. The increase in cash generated is the net result of $98.9 million of increased financing activity and a $15.7 million utilization of cash generated from financing activities. The $98.9 million increase is comprised of: (1) an increase of $84.3 million in proceeds from borrowing on the Credit Facility, Mezzanine Loan and Bridge Loan; and (2) an increase of $14.6 million in the issuance of common stock during the six months ended June 30, 2012, compared to the same period a year ago. The $15.7 million utilization consists of the following: (1) an increase of $13.5 million in loan principal payments; (2) a $0.3 million increase in loan amortization compared to the same period a year ago due primarily to the amortization of the LTI mortgage debt; (3) a $1.0 million increase in distribution payments; (4) a $0.05 million increase in common stock repurchases; and (5) an increase in deferred financing costs of $0.8 million related to the borrowings on the Credit Facility and Mezzanine Loan as a result of the AT&T, Westinghouse, GE and Travelers property acquisitions.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our private offering and our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during each of the last four quarters:

	June 30, 2012			March 31, 2012		December 31, 2011			September 30, 2011
Distributions paid in cash- noncontrolling interests	$586,259			$582,838		$582,676			$589,080
Distributions paid in cash- redeemable noncontrolling interests (1)	90,123			89,277		89,388			90,370
Distributions paid in cash- common stockholders	712,892			562,984		468,000			378,282
Distributions reinvested (shares issued)	590,126			461,599		340,387			244,294

Total distributions	$1,979,400	(2)		$1,696,648		$1,480,451	(2)		$1,302,026	(2)

Source of distributions:
Cash flows provided by operations (3)	$1,389,274		70%	$1,235,049	68%	$—		0%	$1,057,732		81%
Proceeds from issuance of common stock (including distributions reinvested pursuant to distribution reinvestment plan) (4)	590,126		30%	461,599	32%	1,480,451		100%	244,294		19%

Total sources	$1,979,400		100%	$1,696,648	100%	$1,480,451		100%	$1,302,026		100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012) and noncontrolling interests (see consolidated statements of equity for the six months ended June 30, 2012) based on their respective ownership percentages as of June 30, 2012.
(2)	Total distributions declared but not paid as of June 30, 2012 for noncontrolling interests (including our advisor), and common stockholders were $0.2 million and $0.3 million, respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the Bridge Loan and Mezzanine Loan require periodic payments throughout the month equal to the net equity raised in our public offering, subject to a monthly minimum, as discussed in Note 4, Debt. During the six months ended June 30, 2012, proceeds from the issuance of common stock were used to pay down the principal balance of the Mezzanine Loan totaling $25.4 million. Additionally, during most of the year ended December 31, 2011, proceeds from the issuance of common stock were used to pay down the principal balance of a prior bridge loan dated May 13, 2011 totaling $20.2 million.

For the six months ended June 30, 2012, we paid and declared distributions of approximately $2.4 million to common stockholders and approximately $1.3 million to the limited partners of our Operating Partnership, as compared to FFO of approximately $1.2 million. The payment of distributions from sources other than funds from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2012:

	Payments Due During the Years Ending December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$172,571,221	$11,361,218	$98,759,692	$40,140,904	$22,309,407
Interest on outstanding debt obligations (2)	25,301,614	3,330,288	13,732,876	6,312,794	1,925,656

Total	$197,872,835	$14,691,506	$112,492,568	$46,453,698	$24,235,063

(1)	Amounts include principal payments only. As of June 30, 2012, the total Credit Facility was $95.9 million and is due on November 18, 2014, assuming the one-year extension is exercised, the total Mezzanine Loan was $4.5 million, maturing on July 31, 2012, and the Bridge Loan totaling $6.2 million matures on October 31, 2012. The payments on the LTI and GE mortgage debt do not include the premiums totaling $0.5 million.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2012.

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

As of June 30, 2012, our debt consisted of the property-specific mortgage loans of $66.5 million, which includes $0.5 million in debt premiums, $95.9 million in draws from the Credit Facility, $4.5 million pursuant to the Mezzanine Credit Agreement and $6.2 million from a bridge loan from KeyBank (the “Bridge Loan”). During the six months ended June 30, 2012, we obtained $60.5 million from the Credit Facility, $29.9 million pursuant to the Mezzanine Credit Agreement and $6.2 million from the Bridge Loan to partially finance certain acquisitions. A total of $25.4 million in payments were made on the mezzanine debt, resulting in a $4.5 million balance as of June 30, 2012.

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

GE Mortgage Debt

In conjunction with the acquisition of the GE property, we assumed $6.9 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

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

Credit Facility

On November 18, 2011, we increased the total amount of the Credit Facility to $70.0 million with the participation of another bank, upon which we drew an additional $0.4 million for related financing costs. On January 31, 2012, we increased the total amount of the Credit Facility to $80.0 million, upon which we drew an additional $22.0 million to partially finance the acquisition of the AT&T property, and on February 8, 2012, the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below. On March 16, 2012, we further increased the total Credit Facility to $115.0 million and on March 22, 2012, in order to partially finance the Westinghouse property acquisition, we made a draw of $27.1 million. As of June 30, 2012, $95.9 million of Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate of 1.00% may have an impact on our future earnings or cash flows as the current interest rate on the Credit Facility is tied to this index. We have secured a hedge against an increase in the LIBO Rate in excess of 1.00%.

Mezzanine Loan

On January 31, 2012, we obtained $12.4 million to partially finance the acquisition of the AT&T property pursuant to the Mezzanine Loan with total commitments of $15.0 million. Through March 21, 2012, a total of $9.0 million in payments had been made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, we made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million. On May 30, 2012 the balance was paid in full and on May 31, 2012 we made an additional draw of $8.5 million of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder to pay acquisition fees owed to our Advisor for the AT&T, Westinghouse and GE property acquisitions. The balance was paid in full on July 31, 2012. As this debt is in place for a short time, there is minimal interest rate risk exposure.

Bridge Loan

On June 29, 2012, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan has a term of four months, and will bear interest at the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired. As this debt is in place for a short time, there is minimal interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the six months ended June 30, 2012, we funded 71% of our distributions (including reinvested distributions) using cash flow from operations and 29% using proceeds from our initial public offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. Our equity raise as of June 30, 2012 resulted in the following:

Common shares issued in our Public Offering	8,545,422
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	223,705
Common shares redeemed in our share redemption program	16,000
Gross Public Offering proceeds	$85,156,599
Gross Public Offering proceeds from shares issued pursuant to our distribution reinvestment plan	2,125,206

Total Gross Public Offering proceeds	87,281,805
Redemption of common shares pursuant to our share redemption program	160,000
Selling commissions and dealer manager fees paid	8,246,091
Reimbursement to our advisor of O&O costs paid	1,035,218
Reimbursement to our advisor of O&O and other costs payable	240,763

Net Public Offering proceeds	$77,599,733

The net offering proceeds raised in the Public Offering were used primarily to fund (1) payments on a prior bridge loan dated May 13, 2011 and the Mezzanine Loan payments of $20.2 million and $25.4 million, respectively, used to acquire properties; (2) $14.4 million for certain property acquisitions; (3) $10.9 million of various fees paid to affiliates; (4) deferred financing costs of $2.8 million paid to non-affiliates; (5) other offering costs of $1.8 million paid to non-affiliates; and (6) $1.6 million to pay real estate deposits to unaffiliated parties for potential future acquisitions, which is included in the prepaid expenses and other assets balance on the consolidated balance sheets.

(c)	As noted in Note 7, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of June 30, 2012 and December 31, 2011, $2.1 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the six months ended June 30, 2012, we redeemed 4,000 shares of common stock for approximately $0.04 million at a weighted average price per share of $9.81. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of June 30, 2012, there were 5,700 shares related to redemption requests to be processed subsequent to June 30, 2012. The redemption of these shares totaled approximately $0.06 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2012. On July 31, 2012, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.78. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the quarter ended June 30, 2012, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2012	3,000	$10.00	3,000		(1)
May 31, 2012	—	N/A	—	—
June 30, 2012	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to Supplement No. 3, incorporated by reference to Post-Effective Amendment No. 10 to the Registrant’s Registration Statement on Form S-11, filed on July 17, 2012, Commission File No. 333-159167)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL NET LEASE REIT, INC. (Registrant)

Dated: August 7, 2012	By:	/s/ Joseph E. Miller
Joseph E. Miller On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)