Form 10-Q
period 2012-09-30
Griffin Capital Net Lease REIT, Inc.
filed 2012-11-13
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2012: 11,913,433 $0.001 par value per share.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$5,844,401	$5,429,440
Restricted cash	2,327,514	1,879,865
Due from affiliates, net	—	459,521
Real estate:
Land	42,797,019	27,003,796
Building and improvements	176,137,525	110,929,358
Tenant origination and absorption cost	53,294,720	34,400,671

Total real estate	272,229,264	172,333,825
Less: accumulated depreciation and amortization	(16,145,673)	(9,471,264)

Total real estate, net	256,083,591	162,862,561
Above market leases, net	6,764,950	1,515,938
Deferred rent	2,475,747	1,483,686
Deferred financing costs, net	1,494,349	1,012,677
Prepaid expenses and other assets	1,689,336	1,301,414

Total assets	$276,679,888	$175,945,102

LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $487,066 and $357,815, respectively	$66,155,704	$60,032,962
Credit Facility	95,880,000	35,395,985

Total debt	162,035,704	95,428,947
Restricted reserves	1,205,396	761,047
Accounts payable and other liabilities	2,143,094	1,238,340
Distributions payable	312,497	412,221
Due to affiliates	356,695	—
Below market leases, net	8,622,159	9,289,407

Total liabilities	174,675,545	107,129,962

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2012 and December 31, 2011	4,886,686	4,886,686
Common stock subject to redemption	2,746,732	1,070,490
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of September 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 10,644,187 and 5,667,551 shares outstanding, respectively	106,284	56,611
Additional paid-in capital	89,518,588	47,872,560
Cumulative distributions	(7,153,425)	(3,085,438)
Accumulated deficit	(6,588,918)	(3,772,346)

Total stockholders’ equity	75,882,529	41,071,387
Noncontrolling interests	18,488,396	21,786,577

Total equity	94,370,925	62,857,964

Total liabilities and equity	$276,679,888	$175,945,102

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Rental income	$5,915,635	$3,796,729	$15,671,673	$9,426,655
Property expense recoveries	969,822	501,378	2,271,477	1,284,108
Interest income	114	252	455	944

Total revenue	6,885,571	4,298,359	17,943,605	10,711,707

Expenses:
Asset management fees to affiliates	506,652	309,213	1,335,113	774,089
Property management fees to affiliates	181,218	105,951	466,759	271,127
Property operating expense	201,734	—	270,276	—
Property tax expense	735,648	501,378	1,934,653	1,284,108
Acquisition fees and expenses to non-affiliates	35,754	—	951,585	1,119,194
Acquisition fees and expenses to affiliates	—	—	3,159,000	1,680,000
General and administrative expenses	430,534	370,646	1,420,538	1,243,538
Depreciation and amortization	2,499,988	1,614,288	6,674,409	3,994,382
Interest expense	2,129,475	1,707,484	5,726,351	4,393,647

Total expenses	6,721,003	4,608,960	21,938,684	14,760,085

Net income (loss)	164,568	(310,601)	(3,995,079)	(4,048,378)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(66,604)	(44,847)	(187,874)	(133,079)

Net income (loss) including distributions to redeemable noncontrolling interests attributable to common stockholders	97,964	(355,448)	(4,182,953)	(4,181,457)
Net income (loss) attributable to noncontrolling interests	42,952	(147,225)	(1,366,381)	(2,040,383)

Net income (loss) attributable to common stockholders	$55,012	$(208,223)	$(2,816,572)	$(2,141,074)

Net income (loss) per share, basic and diluted	$0.01	$(0.05)	$(0.35)	$(0.71)

Weighted average number of common shares outstanding, basic and diluted	9,782,341	3,840,830	8,070,662	3,017,889

Comprehensive income (loss)	$164,568	$(310,601)	$(3,995,079)	$(4,048,378)

Distributions declared per common share	$0.17	$0.17	$0.51	$0.51

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2010	1,845,339	$18,438	$15,441,289	$(713,332)	$(1,236,878)	$13,509,517	$18,577,800	$32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions to common stockholders	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)

BALANCE December 31, 2011	5,667,551	56,611	47,872,560	(3,085,438)	(3,772,346)	41,071,387	21,786,577	62,857,964
Gross proceeds from issuance of common stock	4,797,771	47,978	47,929,735	—	—	47,977,713	—	47,977,713
Discount on issuance of common stock	—	—	(191,654)	—	—	(191,654)	—	(191,654)
Offering costs including dealer manager fees to affiliates	—	—	(5,984,874)	—	—	(5,984,874)	—	(5,984,874)
Distributions to common stockholders	—	—	—	(2,276,620)	—	(2,276,620)	—	(2,276,620)
Issuance of shares for distribution reinvestment plan	188,565	1,791	1,789,576	(1,791,367)	—	—	—	—
Repurchase of common stock	(9,700)	(96)	(94,879)	—	—	(94,975)	—	(94,975)
Repurchase of noncontrolling interests	—	—	(10,509)	—	—	(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(1,791,367)	—	—	(1,791,367)	—	(1,791,367)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,748,300)	(1,748,300)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(80,536)	(80,536)
Net loss	—	—	—	—	(2,816,572)	(2,816,572)	(1,366,381)	(4,182,953)

BALANCE September 30, 2012	10,644,187	$106,284	$89,518,588	$(7,153,425)	$(6,588,918)	$75,882,529	$18,488,396	$94,370,925

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(3,995,079)	$(4,048,378)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation of building and building improvements	3,315,509	2,152,127
Amortization of intangible assets	3,358,900	1,842,255
Amortization of above and below market leases	(244,086)	(211,735)
Amortization of deferring financing costs	817,107	562,481
Amortization of debt premium	(82,172)	(33,013)
Deferred rent	(992,061)	(581,782)
Property maintenance funded from restricted cash reserves	—	510
Funding of restricted cash reserves	(5,000)	—
Change in operating assets and liabilities:
Due from affiliates, net	459,521	—
Prepaid expenses and other assets	(387,922)	128,701
Accounts payable and other liabilities	789,628	2,531,951
Due to affiliates, net	356,695	1,393,902

Net cash provided by operating activities	3,391,040	3,737,019

Investing Activities:
Acquisition of properties, including reserves	(98,391,730)	(13,785,562)
Payments for construction-in-progress	(54,489)	—

Net cash used in investing activities	(98,446,219)	(13,785,562)

Financing Activities:
Proceeds from borrowings	96,584,015	12,300,000
Principal payoff of Mezzanine Loan and Bridge Loan	(36,100,000)	(20,171,500)
Principal amortization payments on secured indebtedness	(914,780)	(589,649)
Deferred financing costs	(1,298,778)	(139,500)
Issuance of common stock, net	41,801,185	20,957,983
Repurchase of common stock	(94,975)	—
Repurchase of noncontrolling interests	(113,473)	—
Distributions to noncontrolling interests	(2,025,359)	(1,641,728)
Funding of distributions to noncontrolling interests for the month of September 30, 2012	(220,296)	—
Distributions to common stockholders	(2,147,399)	(1,011,438)

Net cash provided by financing activities	95,470,140	9,704,168

Net increase (decrease) in cash and cash equivalents	414,961	(344,375)
Cash and cash equivalents at the beginning of the period	5,429,440	$1,636,072

Cash and cash equivalents at the end of the period	$5,844,401	$1,291,697

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,419,307	$3,378,717
Supplemental Disclosures of Significant Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition and contribution of real estate assets plus a premium of $211,423 and $412,298, respectively	$6,908,270	$34,837,746
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$—	$7,788,990
(Decrease) increase in distributions payable to noncontrolling interests	$(228,945)	$39,927
Increase in distributions payable to common stockholders	$129,221	$75,424
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statement of operations and comprehensive income (loss)	$187,874	$133,079
Common stock issued pursuant to the distribution reinvestment plan	$1,791,367	$568,543
Common stock redemptions funded subsequent to quarter-end	$124,375	$—

See accompanying notes.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan. Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the distribution reinvestment plan at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering. The term of the Public Offering was two years with an initial termination date of November 6, 2011, which was extended for one year to November 6, 2012 by the Company’s board of directors on September 14, 2011. On August 6, 2012 the Company’s board of directors extended the Public Offering for 180 days to May 5, 2013 and approved a follow-on offering of up to $1.0 billion in shares of common stock of the Company, at a purchase price to be determined, and $100 million in shares of common stock of the Company pursuant to the distribution reinvestment plan. The Company may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, November 6, 2012, or the effective date of the registration statement for the Company’s follow-on offering (SEC Registration No. 333-183614), which the Company initially filed with the SEC on August 29, 2012. The Company’s board of directors reserves the right to terminate the Public Offering at any time prior to May 5, 2013. As of September 30, 2012 and December 31, 2011, the Company had 10,644,187 and 5,667,551 shares outstanding, respectively, under the Private Offering and the Public Offering, including shares issued pursuant to the distribution reinvestment plan, less shares redeemed pursuant to the share redemption plan. As of September 30, 2012 and December 31, 2011, the Company had $2.7 million and $1.1 million, respectively, in shares issued pursuant to the distribution reinvestment plan, which are classified on the attached balance sheet as common stock subject to redemption (See Note 7, Share Redemption Program), and had redeemed $0.1 million of common stock in each period pursuant to the share redemption plan.

Griffin Capital Securities, Inc. (the “Dealer Manager”) is one of the Sponsor’s affiliates. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offering. On October 27, 2009, the Company and the Dealer Manager entered into a dealer manager agreement for the Public Offering. The dealer manager agreement may be terminated by either party upon prior written notice.

The GC Net Lease REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2012, the Company owned approximately 73% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 18% of the limited partnership units of the Operating Partnership. The remaining approximately 9% of the limited partnership units were owned by third parties. During the three months ended September 30, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2012.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of September 30, 2012 and December 31, 2011.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of September 30, 2012 and December 31, 2011.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of September 30, 2012 and December 31, 2011, the balance of these reserves was included on the consolidated balance sheets as restricted cash, which totaled $2.3 million and $1.9 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and nine months ended September 30, 2012 totaled $0.03 million and $4.1 million, respectively.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

re-lease the property and the number of years the property is held for investment. As of September 30, 2012 and December 31, 2011, there were no impairment indicators present that would have required the Company to record an impairment charge related to the real assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of September 30, 2012, there were no leases that provide for contingent rental income.

During the nine months ended September 30, 2012 and 2011, the Company recognized deferred rent from tenants of $1.0 million and $0.6 million, respectively. As of September 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $2.5 million and $1.5 million, respectively, and is included in deferred rent on the consolidated balance sheets.

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

The initial advisory agreement required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the Second Amended and Restated Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Second Amended and Restated Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would become liable to the Company for the excess amount incurred if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of September 30, 2012, organizational and offering costs did not exceed the limitations. The Company will continue to monitor compliance with such limitations throughout the offering. (See Note 6, Related Party Transactions.)

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

On May 6, 2009, the Company sold the minimum amount of shares required and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	September 30, 2012	December 31, 2011
Cumulative offering costs- Private and Public Offerings	$13,282,697	$7,944,029

Cumulative organizational costs- Private and Public Offerings	$385,192	$373,953

Organizational and offering costs advanced by and due to the Advisor	$33,333	$26,735
Adjustment to organizational and offering costs pursuant to limitations the Advisor is subject to	—	(709,876)

Net due to/(from) Advisor	$33,333	$(683,141)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of September 30, 2012 is comprised of financing costs incurred for the Credit Facility, Mezzanine Loan and Bridge Loan discussed in Note 4, Debt. As of September 30, 2012 and December 31, 2011, the Company’s deferred financing costs, net of amortization, were $1.5 million and $1.0 million, respectively.

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.

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

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) is not allocated to redeemable noncontrolling interests and distributions to redeemable noncontrolling interest holders are allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership. (See Note 5, Noncontrolling Interests.)

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of September 30, 2012.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2012, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable, as defined in Note 4, Debt. Other than the mortgage debt discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2012 and December 31, 2011. The mortgage debt assumed in conjunction with the acquisition of the property occupied by GE Aviation systems (the “GE mortgage debt”) was recorded at an estimated fair value of $7.1 million, which includes a premium of $0.2 million and approximates the fair value. The fair value of the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, and LTI properties is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities as shown in the table below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2012 and the year ended December 31, 2011.

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$22,271,118	$20,330,571	$21,912,937	$20,534,269

Emporia Partners	$5,194,877	$4,833,161	$5,225,659	$5,053,094

LTI (1)	$34,642,048	$33,928,614	$34,445,599	$34,445,599

GE (2)	$7,278,024	$7,063,358	—	—

(1)	The balance at September 30, 2012 includes a debt premium of $0.3 million.
(2)	The balance at September 30, 2012 includes a debt premium of $0.2 million.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2012 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2012 the TRS had not commenced operations.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of September 30, 2012 and December 31, 2011, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended September 30, 2012. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184426 per day per share on the outstanding shares of common stock.

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

During the nine months ended September 30, 2012, the Company acquired four assets occupied by AT&T Services, Inc. (the “AT&T property”), Westinghouse Electric Company (the “Westinghouse property”), GE Aviation Systems, LLC (the “GE property”) and Travelers Indemnity Company, (the “Travelers property”) for an aggregate purchase price of $105.3 million. The specific details about the properties and the allocation of the purchase price are discussed in the notes to the financial statements contained in the Company’s Form 10-Q for the first and second quarters ended March 31, 2012 and June 30, 2012, respectively.

As of September 30, 2012, the Company’s real estate portfolio consisted of 11 properties including office, warehouse, and manufacturing facilities with a combined acquisition value of $270.0 million, including the allocation of the purchase price to above and below-market lease valuation. The lease expirations of the 11 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

2012	$5,478,581
2013	22,128,564
2014	22,595,902
2015	22,890,763
2016	23,288,221
Thereafter	121,018,453

Total	$217,400,484

For the nine months ended September 30, 2012, the percentage of aggregate rental income received by the Company by property, based on the respective in-place leases, was as follows:

Property	Location	Revenue as a percentage of total rent
LTI	Carlsbad, CA	20.7%
AT&T (1)	Redmond, WA	13.6
Plainfield	Plainfield, IL	13.1
Will Partners	Monee, IL	11.7
Westinghouse (2)	Cranberry Township, PA	10.2
Renfro	Clinton, SC	9.4
Emporia Partners	Emporia, KS	6.9
Quad/Graphics	Loveland, CO	6.0
ITT	Los Angeles, CA	3.8
GE (3)	Whippany, NJ	2.5
Travelers (4)	Greenwood Village, CO	2.1

Total		100.0%

(1)	Total rental income for the AT&T property for the nine months ended September 30, 2012 was $2.0 million, consisting of eight months of rent based on an acquisition date of January 31, 2012.
(2)	Total rental income for the Westinghouse property includes six full months of rental income for the nine months ended September 30, 2012, totaling $1.5 million, based on an acquisition date of March 22, 2012.
(3)	Total rental income for the GE property for the nine months ended September 30, 2012 was $0.4 million, consisting of four months of rent based on an acquisition date of May 31, 2012.
(4)	Total rental income for the Travelers property for the nine months ended September 30, 2012 was $0.3 million, consisting of three full months of rent based on an acquisition date of June 29, 2012.

Approximately 24.8% and 24.5% of the Company’s rental income was concentrated in Illinois and California, respectively, as of September 30, 2012. Tenant security deposits as of September 30, 2012 and December 31, 2011, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No security deposits were received for the other eight tenant leases and, therefore, the Company bears the full risk of tenant rent collections and restoration costs. There were no tenant receivables as of September 30, 2012 and December 31, 2011.

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

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

	Balance September 30, 2012	Balance December 31, 2011
In-place lease valuation (above market)	$7,510,077	$1,837,903
In-place lease valuation (above market)- accumulated amortization	(745,127)	(321,965)

In-place lease valuation (above market), net	$6,764,950	$1,515,938

In-place lease valuation (below market)	$(9,950,752)	$(9,950,752)
In-place lease valuation (below market)- accumulated amortization	1,328,593	661,345

In-place lease valuation (below market), net	$(8,622,159)	$(9,289,407)

Tenant origination and absorption cost	$53,294,720	$34,400,671
Tenant origination and absorption cost- accumulated amortization	(7,403,912)	(3,924,882)

Tenant origination and absorption cost, net	$45,890,808	$30,475,789

The intangible assets are amortized over the remaining lease term of each property. On a weighted-average basis, the remaining lease term of the properties was 9.3 years and 9.4 years as of September 30, 2012 and December 31, 2011, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the
	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
In-place lease valuation	$(244,086)	$(381,670)
Tenant origination and absorption cost	$3,359,167	$2,636,137

As of September 30, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.2) million and $5.1 million, respectively, each year for the next five years. As of December 31, 2011, amortization expense the succeeding five years for in-place lease valuation and tenant origination and absorption cost was expected to be $0.7 million and $3.2 million, respectively.

Restricted Cash

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2011	Additions	Utilizations	Balance September 30, 2012
Plainfield (1)	$408,333	$75,000	$(11,786)	$471,547
Will Partners (1)	152,319	78,773	—	231,092
Emporia Partners (2)	715,001	302,362	—	1,017,363
ITT (3)	344,212	—	(1,700)	342,512
Quad/Graphics (3)	260,000	—	—	260,000
GE (4)	—	5,000	—	5,000

Total	$1,879,865	$461,135	$(13,486)	$2,327,514

(1)	Additions to the reserve balance are funded by the tenant.
(2)	The balance at September 30, 2012 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.4 million were funded by the tenant.
(3)	Balance represents remaining reserves, which were initially funded by the Company at closing.
(4)	Balance represents a restricted cash account controlled by the lender.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2012 and 2011 had been included in operations as of January 1, 2011. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$6,856,497	$6,916,882	$20,721,915	$20,741,234

Net income (loss)	$171,248	$98,154	$654,967	$(4,362,768)

Net income (loss) attributable to common stockholders	$53,270	$697	$254.229	$(2,004,707)

Net income (loss) per share	$0.01	$—	$0.03	$(0.66)

4.	Debt

As of September 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Balance as of September 30, 2012	Balance as of December 31, 2011	Contractual Interest Rate As of September 30, 2012		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,330,571	$20,534,269	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,833,161	5,053,094	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	33,635,267	34,087,784	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	293,347	357,815	—		—	—
GE Mortgage Loan	6,869,639	—	5.98%		Principal and Interest	June 2016
GE Mortgage Loan Premium	193,719	—	—		—	—

Mortgage Loan Total	66,155,704	60,032,962
Credit Facility	95,880,000	35,395,985	2.98	% (1)	Interest Only	November 2014 (2)

Total	$162,035,704	$95,428,947

(1)	Prior to the amendment effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBO Rate + 3.75% subject to a minimum LIBO Rate of 2.0%. Under the terms of the amended credit agreement, the interest rate on the Credit Facility is a one-month LIBO Rate + 2.75%. As of September 30, 2012 the LIBO Rate was 0.23%.
(2)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not occur. Maturity date assumes the one-year extension is exercised.
(3)	The weighted average interest rate of the Company’s fixed-rate debt as of September 30, 2012 was approximately 6.09%.

Credit Facility

On September 21, 2012, the Company, through the Operating Partnership and certain of the Operating Partnership’s wholly-owned SPEs entered into a joinder agreement with KeyBank and Fifth Third Bank, pursuant to which Fifth Third Bank agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $35.0 million. As a result, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $150.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

As of September 30, 2012, $95.9 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($150.0 million) or the aggregate borrowing base availability ($95.9 million). Therefore, the borrowing base availability was fully utilized as of September 30, 2012.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Mezzanine Loan

On January 31, 2012, a property-owning SPE wholly-owned by the Company’s Operating Partnership (the “Property SPE”) entered into that certain Mezzanine Credit Agreement in which KeyBank serves as the initial lender (the “Mezzanine Credit Agreement”) with total commitments of $15.0 million (the “Mezzanine Loan”). Additional lenders may be added pursuant to the terms of the Mezzanine Credit Agreement. In connection with the acquisition of the AT&T property, on January 31, 2012, the Property SPE made a draw of $12.4 million on the Mezzanine Loan to partially finance such acquisition. The Property SPE and any other entities that become a Borrower (as defined therein) pursuant to the terms of the Mezzanine Credit Agreement may request additional borrowings up to the total loan amount committed. The Mezzanine Loan had a term of six months, and an interest rate of daily LIBO Rate plus 650 basis points, with an initial rate of 6.77%. The terms of the Mezzanine Credit Agreement required the proceeds of the Mezzanine Loan be used to acquire the AT&T, Westinghouse and GE properties through the maturity date, July 31, 2012. The terms also required periodic payments equal to the net equity raised in the Company’s Public Offering, subject to a monthly minimum amount of $4.0 million.

In connection with the acquisition of the Westinghouse property on March 22, 2012, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition. On May 31, 2012, the property SPE made a draw of $8.5 million, of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder was used to pay acquisition fees earned by the Company’s Advisor for the AT&T, Westinghouse and GE property acquisitions. The Mezzanine Loan was paid in full on July 31, 2012.

Bridge Loan

On June 29, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan had a term of four months, and an interest rate of the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired. The Bridge Loan was paid in full on August 31, 2012.

Debt Covenant Compliance

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants such as (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (1.85 to 1); (3) a minimum fixed charge ratio (1.60 to 1); (4) a maximum variable debt ratio (30%); (5) minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date; and (6) a minimum liquidity requirement of $3.0 million (as defined in the agreement). Pursuant to the varying-interest rate debt limitations, the Company effected an interest rate cap agreement for a notional amount of $60.0 million, which expires on December 31, 2012. The cost of the interest rate cap agreement was $10,000. The Company was in compliance with all of its debt covenants as of September 30, 2012.

The following summarizes the future principal repayments of all loans as of September 30, 2012 per the loan terms discussed above:

2012	$338,635
2013	1,396,049
2014	97,363,643	(1)
2015	1,576,752
2016	38,564,152	(2)
Thereafter	22,309,407

Total	$161,548,638

(1)	Amount includes payment of the balance of the Credit Facility upon expiration on November 18, 2014, assuming the one-year extension is exercised.
(2)	Amount includes payment of the balances of the LTI and GE mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the valuation premium of $0.5 million.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of September 30, 2012, noncontrolling interests were approximately 25% of total shares outstanding and approximately 30% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The limited partners of the Operating Partnership will have the right to cause the general partner, the Company, of the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of September 30, 2012.

Operating partnership units issued pursuant to the Will Partners (World Kitchen) contribution are not included in equity. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheet as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning balance	$21,786,577	$18,577,800
Repurchase of noncontrolling interests	(102,964)	—
Contribution of noncontrolling interests	—	7,788,990
Distributions for noncontrolling interests	(1,748,300)	(2,135,649)
Allocated distributions for noncontrolling interests subject to redemption	(80,536)	(169,775)
Net loss	(1,366,381)	(2,274,789)

Ending balance	$18,488,396	$21,786,577

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

6.	Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2011 and September 30, 2012:

	Year Ended December 31, 2011			Nine Months Ended September 30, 2012
	Incurred	Paid	Payable/ (Receivable)	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$1,680,000	$3,309,344	$—	$3,159,000	$3,159,000	$—
Operating expenses	339,203	299,288	84,801	255,379	246,357	93,823
Asset management fees	1,083,304	1,041,222	103,073	1,335,113	1,269,302	168,884
Property management fees	377,078	363,313	35,746	466,759	441,850	60,655
Costs advanced by the Advisor	50,193	667,399	26,735	744,027	737,429	33,333

Total amount payable to the Advisor	3,529,778	5,680,566	250,355	5,960,278	5,853,938	356,695
Allowable organizational and offering costs	1,854,645	—	1,854,645	3,609,450	—	3,609,450
Actual organizational and offering costs	(2,564,521)	—	(2,564,521)	(3,609,450)	—	(3,609,450)

Total	$2,819,902	$5,680,566	$(459,521)	$5,960,278	$5,853,938	$356,695

Dealer Manager fees	$3,570,133	$3,570,133	$—	$4,606,118	$4,606,118	$—

The Second Amended and Restated Advisory Agreement requires, upon termination of the Public Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offering and that any organizational and offering costs incurred above 3.5% of gross equity raised in the Company’s Public Offering shall be reimbursed to the Company. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would have become liable to the Company for the excess amount incurred, if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of September 30, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs. The Company will continue to monitor compliance with such limitations throughout the offering.

Advisory and Dealer Manager Agreements

The Company does not currently expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an amended and restated advisory agreement, and later, the Second Amended and Restated Advisory Agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Public Offering. Each of the agreements entitles the Advisor and the Dealer Manager to specified fees and incentives upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

Management Compensation

The following table summarizes the compensation and fees the Company has paid to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs for providing services. Other fees that could be paid in future periods are discussed in the Company’s prospectus. The sales commissions may vary for different categories of purchasers.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)	The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2012 and 2011 approximately $0.1 million and $0.3 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2012 and December 31, 2011, $2.7 million and $1.1 million in shares, respectively, had been issued under the distribution reinvestment plan.

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of September 30, 2012 and December 31, 2011, $2.7 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the nine months ended September 30, 2012, the Company redeemed 9,700 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.79. During the year ended December 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of September 30, 2012, there were 12,800 shares subject to redemption requests to be processed subsequent to September 30, 2012. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2012. On October 31, 2012, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.72. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8.	Declaration of Distributions

On September 13, 2012, the Company’s board of directors declared distributions for the fourth quarter of 2012 in the amount of $0.00184426 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from July 1, 2012 through September 30, 2012. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

GRIFFIN CAPITAL NET LEASE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

As of November 11, 2012, in connection with the Public Offering, the Company had issued 11,699,955 shares of the Company’s common stock for gross proceeds of approximately $116.3 million. Through November 11, 2012, the Company had received aggregate gross offering proceeds of approximately $118.7 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

Second Amendment to the Restated KeyBank Credit Agreement

On October 2, 2012, the Company entered into that certain Second Amendment to the Restated KeyBank Credit Agreement (the “Second Amendment”), pursuant to which the available commitments under the Restated KeyBank Credit Agreement were increased from $150.0 million to $200.0 million. In addition, the Second Amendment provided for one or more wholly-owned subsidiaries of a Borrower (as defined in the Restated KeyBank Credit Agreement), whose only asset is its equity ownership interests in a wholly-owned subsidiary (including any Borrower) (an “SPE”) whose only asset is its ownership interest in real property, may incur a bridge loan provided by KeyBank. Any bridge loan may be secured by a pledge of the equity interest in the SPE, but not by a lien on the real property. The aggregate principal amount under any bridge loan may not exceed $25.0 million. The final maturity date of any bridge loan may not be any later than May 18, 2014. The other material terms of the Restated KeyBank Credit Agreement were otherwise unchanged.

Acquisition of Zeller Plastik property

On November 8, 2012, the Company, through the Operating Partnership, acquired a manufacturing and warehouse facility located in Libertyville, Illinois (the “Zeller property”). The Zeller property is leased in its entirety pursuant to a long-term, triple-net lease to Zeller Plastik USA, Inc. (“Zeller Plastik), obligating Zeller Plastik to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term was approximately 10 years. The purchase price of the Zeller property was $15.6 million, which was partially funded with a draw of $9.4 million from the Restated KeyBank Credit Agreement and $6.2 million from proceeds raised in the Company’s Public Offering.

Acquisition of Northrop Grumman property

On November 13, 2012, the Company, through the Operating Partnership, acquired an office building located in Beavercreek (Dayton), Ohio (the “Northrop property”). The Northrop property is leased in its entirety pursuant to a long-term, triple-net lease to Northrop Grumman Systems Corporation (“Northrop Grumman”), obligating Northrop Grumman to all costs and expenses to operate and maintain the property, including capital expenditures. On the acquisition date the remaining term was approximately seven years. The purchase price of the Northrop property was $17.0 million, which was partially funded with a draw of $10.2 million from the Restated KeyBank Credit Agreement and $6.8 million from proceeds raised in the Company’s Public Offering.

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

We terminated our private offering on November 6, 2009, having raised approximately $2.4 million through the issuance of 247,978 shares, and began our offering to the public upon the SEC declaring our registration statement effective, which was scheduled to terminate on November 6, 2012 and was extended for 180 days to May 5, 2013 by our board of directors on August 6, 2012. Our board of directors reserves the right to terminate the Public Offering at any time. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”).

On August 6, 2012, our board of directors approved a follow-on offering of up to $1.0 billion in shares of our common stock, at a purchase price to be determined, and $100 million in shares of our common stock pursuant to our distribution reinvestment plan. We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, November 6, 2009, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-183614), which we initially filed with the SEC on August 29, 2012.

As of September 30, 2012, we had issued 10,417,909 total shares of our common stock for gross proceeds of approximately $103.6 million in our Public Offering, of which 301,562 shares, or $2.7 million, were issued pursuant to the distribution reinvestment plan. During the nine months ended September 30, 2012, we redeemed 9,700 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.79. During the year ended December 31, 2011 we redeemed 12,000 shares for approximately $0.1 million at a weighted average price per share of $9.38.

As of September 30, 2012, we owned 11 properties, as shown in the tables below, encompassing approximately 2.8 million rentable square feet with an estimated current capitalization rate (“cap rate”) of 8.2% (1):

Property	Acquisition Date	Tenant	Industry	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Implied Initial Cap Rate (1)	Annualized Gross Base Rent (2)	% of Annualized Gross Base Rent	2012 Annualized Net Effective Rent per Square Foot (3)	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	Renfro Corp	Manufacturing (Hosiery Products)	Manufacturing/ Distribution	1986	$21,700,000	566,500	42.2	8.58%	$1,863,000	8.2%	$3.29	2021
Plainfield Plainfield, IL	6/18/2009	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	Office/ Laboratory	1958-1991	32,660,000	176,000	29.1	7.96%	2,587,000	11.4%	14.70	2022
Will Partners Monee, IL	6/4/2010	World Kitchen, LLC	Distribution (Kitchen Accessories)	Manufacturing/ Distribution	2000	26,305,000	700,200	34.3	8.79%	2,311,000	10.2%	3.30	2020
Emporia Partners Emporia, KS	8/27/2010	Hopkins Enterprises, Inc.	Manufacturing (Automotive Parts)	Manufacturing/ Distribution	1954/2000	8,360,000	320,800	16.6	9.86%	1,445,000	6.4%	2.70	2020
ITT Los Angeles, CA	9/23/2010	ITT Educational Services, Inc.	Educational	Office	1996/2010	7,800,000	35,800	3.5	9.76%	762,000	3.4%	21.28	2016
Quad/Graphics Loveland, CO	12/30/2010	World Color (USA), LLC	Printing	Printing Facility/Office	1986/1996/ 2009	11,850,000	169,800	15.0	10.26%	1,216,000	5.4%	7.16	2022
LTI Carlsbad, CA	5/13/2011	Life Technologies Corporation	Research and Development (Biotechnology Tools)	Office/ Flex Facility	1999	56,000,000	328,700	17.6	7.21%	4,160,000	18.4%	12.66	2022
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Telecommunications	Office/ Data Center	1995	40,000,000	155,800	8.4	7.53%	3,084,000	13.6%	19.79	2019
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Engineering (Nuclear Fuel and Nuclear Services)	Engineering Facility	2010	36,200,000	118,000	25.0	7.97%	2,887,000	12.8%	24.47	2025
GE Whippany, NJ	5/31/2012	GE Aviation Systems	Manufacturing (Aviation)	Assembly/ Manufacturing	1986	13,000,000	114,300	10.8	8.37%	1,097,000	4.8%	9.60	2018
Travelers Greenwood Village, CO	6/29/2012	Travelers Indemnity	Insurance	Office	1982/2005	16,100,000	131,000	6.4	7.44%	1,215,000	5.4%	9.27	2024

						$269,975,000	2,816,900	208.9	8.10%	$22,627,000	100.0%	$8.03

(1)

The estimated initial cap rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. The estimated current cap rate is determined by dividing the projected net rental payment for the twelve-month period subsequent to September 30, 2012. The total amount represents the weighted average capitalization rate.

(2)

The gross base rent is the contractual rental payments for the twelve-month period subsequent to September 30, 2012. The gross base rent takes into consideration contractual rent increases for the 12-month period presented.

(3)

The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The gross base rent is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc., to arrive at annualized the net effective rent for the Emporia Partners property. The total represents the average per square foot.

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

Results of Operations

We owned 11 and seven properties as of September 30, 2012 and September 30, 2011, respectively, as shown in the table above. We are a “blind pool” offering and in the early stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for the three and nine months ended September 30, 2012 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. Certain variances on a “same store” basis are not indicative of the actual variance between periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table provides summary information about our results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Increase	Percentage Change
	2012	2011
Rental income	$5,915,635	$3,796,729	$2,118,906	56%
Property expense recoveries	969,822	501,378	468,444	93%
Asset management fees to affiliates	506,652	309,213	197,439	64%
Property management fees to affiliates	181,218	105,951	75,267	71%
Property operating expense	201,734	—	201,734	N/A
Property tax expense	735,648	501,378	234,270	47%
Acquisition fees and expenses to non-affiliates	35,754	—	35,754	N/A
General and administrative expenses	430,534	370,646	59,888	16%
Depreciation and amortization	2,499,988	1,614,288	885,700	55%
Interest expense	2,129,475	1,707,484	421,991	25%

Rental Income

Rental income for the three months ended September 30, 2012 is comprised of rental income of $5.5 million and adjustments to straight-line contractual rent and in-place lease valuation totaling $0.4 million. Rental income for the three months ended September 30, 2012 increased by approximately $2.1 million compared to the same period a year ago as a result of (1) $2.0 million in additional rental income related to the real estate acquired subsequent to September 30, 2011; and (2) a net increase in straight-line contractual rent and in-place lease valuation amortization of $0.1 million.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $0.5 million compared to the same period a year ago as a result of the acquisition of additional real estate.

Property Expenses

Property expenses for the three months ended September 30, 2012 totaled $1.6 million consisting of asset management fees, property management fees, property operating expenses and property taxes. The total increase of $0.7 million since the same period a year ago is a result of $0.2 million in asset management fees, $0.1 million in property management fees, $0.2 million in property operating expenses, and $0.2 million in property taxes for the real estate acquired subsequent to September 30, 2011.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the three months ended September 30, 2012 consisted of $0.04 million in acquisition expenses related to the acquisitions of the Westinghouse, GE and Travelers properties. As no acquisitions occurred in the current period, there were no acquisition fees and expenses to affiliates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 increased by approximately $0.1 million compared to the prior year. General and administrative expenses for the three months ended September 30, 2012 totaled $0.4 million consisting mostly of accounting and legal fees of $0.1 million and other expenses totaling $0.3 million. The total of $0.3 million in other expenses consisted of allocated personnel and rent costs incurred by our advisor totaling $0.1 million and $0.2 million for Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs, and bank fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2012 consisted of depreciation of building and building improvements of our properties of $1.2 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $1.3 million. The increase of $0.9 million as compared to the same period in 2011 is a result of depreciation and amortization for the real estate acquired subsequent to September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 increased by $0.4 million compared to the same period in 2011. The net increase is due primarily to interest expense related to the real estate acquired subsequent to September 30, 2011: (1) $0.1 million in interest expense related to the assumption of the GE mortgage debt; and (2) $0.5 million in additional interest expense related to the Credit Facility (as discussed below) as a result of the acquisition of the AT&T, Westinghouse and Travelers properties. These increases are offset by a $0.3 million decrease in interest expense on the Credit Facility as a result of lower interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed below. Interest expense for the three months ended September 30, 2012 also includes the amortization of deferred financing costs of $0.3 million, which increased by $0.1 million compared to the same period a year ago.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table provides summary information about our results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Increase/ (Decrease)	Percentage Change
	2012	2011
Rental income	$15,671,673	$9,426,655	$6,245,018	66%
Property expense recoveries	2,271,477	1,284,108	987,369	77%
Asset management fees to affiliates	1,335,113	774,089	561,024	72%
Property management fees to affiliates	466,759	271,127	195,632	72%
Property operating expense	270,276	—	270,276	N/A
Property tax expense	1,934,653	1,284,108	650,545	51%
Acquisition fees and expenses to non-affiliates	951,585	1,119,194	(167,609)	(15%)
Acquisition fees and expenses to affiliates	3,159,000	1,680,000	1,479,000	88%
General and administrative expenses	1,420,538	1,243,538	177,000	14%
Depreciation and amortization	6,674,409	3,994,382	2,680,027	67%
Interest expense	5,726,351	4,393,647	1,332,704	30%

Rental Income

Rental income for the nine months ended September 30, 2012 is comprised of rental income of $14.4 million, adjustments to straight-line contractual rent of $1.0 million, and in-place lease valuation amortization of $0.3 million. Rental income for the nine months ended September 30, 2012 increased by approximately $6.2 million compared to the same period a year ago as a result of (1) $5.8 million in additional rental income related to the real estate acquired subsequent to September 30, 2011; and (2) a combined increase in straight-line contractual rent and in-place lease valuation amortization of $0.4 million.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $1.0 million compared to the same period a year ago as a result of the acquisition of additional real estate.

Property Expenses

Property expenses for the nine months ended September 30, 2012 totaled $4.0 million consisting of asset management fees, property management fees, property operating expenses and property taxes. The total increase of $1.7 million since the same period a year ago is a result of $0.6 million in asset management fees, $0.2 million in property management fees, $0.3 million in property operating expenses, and $0.6 million in property taxes for the real estate acquired subsequent to September 30, 2011.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates for the nine months ended September 30, 2012, which decreased by $0.2 million compared to the same period a year ago, consisted of $0.9 million in acquisition expenses related to the acquisitions of the AT&T, Westinghouse, GE and Travelers properties. Real estate acquisition fees and expenses to affiliates of $3.2 million represent the acquisition fees and expenses due to our advisor for the AT&T, Westinghouse and GE and Travelers property acquisitions which combined acquisition price was $105.3 million compared to the $56.0 million acquisition price of the LTI property acquisition made during the prior year.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 increased by $0.2 million due mainly to an increase in transfer agent fees, which included transition fees due to the former transfer agent. General and administrative expenses for the nine months ended September 30, 2012 totaled $1.4 million consisting mostly of accounting and legal fees of $0.4 million, allocated personnel and rent costs incurred by our advisor totaling $0.3 million, transfer agent fees of $0.2 million and directors’ and officers’ insurance of $0.1 million, plus other expenses totaling $0.4 million. The total of $0.4 million in other expenses consisted mainly of Board of Directors’ fees, filing fees, printing costs, and bank fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2012 consisted of depreciation of building and building improvements of our properties of $3.3 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $3.4 million. The increase of $2.7 million as compared to the same period in 2011 is a result of depreciation and amortization for the real estate acquired subsequent to September 30, 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2012 increased by $1.3 million compared to the same period in 2011. The net increase is due primarily to interest expense related to the real estate acquired subsequent to September 30, 2011: (1) $0.8 million in interest expense related to the assumption of the LTI and GE mortgage debt; and (2) $1.0 million in additional interest expense related to the Credit Facility (as discussed below) as a result of the acquisition of the AT&T, Westinghouse and Travelers properties. These increases are offset by a $0.7 million decrease in interest expense on the Credit Facility as a result of lower interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed below, and a $0.1 million decrease related to debt premium amortization. Interest expense for the nine months ended September 30, 2012 also includes the amortization of deferred financing costs of $0.8 million, which increased by $0.3 million compared to the same period a year ago.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-cash items such as straight-line rent, amortization of in-place lease valuations, accretion/amortization of discounts/premiums on investments in debt, nonrecurring impairments of real estate-related investments, and certain non-operating cash items such as acquisitions fees and expenses. Management believes that MFFO is a beneficial indicator of our on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our distributions.

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (1)
Net Loss	$164,568	$(310,601)	$(3,995,079)	$(4,048,378)
Adjustments:
Depreciation of building and improvements	1,228,083	820,405	3,315,509	2,152,127
Amortization of intangible assets	1,271,905	793,883	3,358,900	1,842,255

FFO/(FFO Deficit)	$2,664,556	$1,303,687	$2,679,330	$(53,996)

Reconciliation of FFO to MFFO
FFO/(FFO Deficit)	$2,664,556	$1,303,687	$2,679,330	$(53,996)
Adjustments:
Acquisition fees and expenses to non-affiliates	35,754	—	951,585	1,119,194
Acquisition fees and expenses to affiliates	—	—	3,159,000	1,680,000
Revenues in excess of cash received (straight-line rents)	(405,349)	(229,908)	(992,061)	(581,782)
Amortization of above/(below) market rent	(44,693)	(169,936)	(244,086)	(211,735)

MFFO	$2,250,268	$903,843	$5,553,768	$1,951,681

(1)	MFFO for the three and nine months ended September 30, 2011 has been restated by $0.02 million and $0.03 million, respectively, to eliminate the adjustment to remove the amortization of debt premiums. The IPA definition of MFFO only adjusts for the amortization of discounts/premiums on investments in debt instruments. The amortization of our debt premium does not meet the IPA’s definition.

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

Credit Facility

On September 21, 2012, we, through our Operating Partnership and certain of our Operating Partnership’s wholly-owned SPEs entered into a joinder agreement with KeyBank and Fifth Third Bank, pursuant to which Fifth Third Bank agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $35.0 million. As a result, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $150.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

As of September 30, 2012, approximately $95.9 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. Per the terms of the revised Credit Facility, the maximum loan available is the lesser of the total commitments ($150.0 million) or the aggregate borrowing base availability ($95.9 million). Therefore, the borrowing base availability was fully utilized as of September 30, 2012.

Mezzanine Loan

On January 31, 2012, a property-owning special purpose entity wholly-owned by our Operating Partnership (the “Property SPE”) entered into a mezzanine loan agreement in which KeyBank serves as the initial lender with a total commitment of $15.0 million (the “Mezzanine Loan”). In connection with the acquisition of the AT&T property, on January 31, 2012, the Property SPE made a draw of $12.4 million from the Mezzanine Loan to partially finance such acquisition. The terms of the Mezzanine Loan required the proceeds of the Mezzanine Loan be used to acquire the AT&T, Westinghouse and GE properties and other potential acquisitions through the maturity date, July 31, 2012. The terms also required periodic payments equal to the net equity raised in our public offering, subject to a monthly minimum amount of $4.0 million. Pursuant to a financial covenant requirement in the Mezzanine Loan, gross proceeds from equity raised were subject to a monthly minimum amount of $4.0 million for the first three months of the six-month term and $5.0 million thereafter.

In connection with the acquisition of the Westinghouse property on March 22, 2012, the Property SPE made a draw of $9.0 million from the Mezzanine Loan partially to finance such acquisition. On May 31, 2012, the property SPE made a draw of $8.5 million of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder used to pay our advisor for acquisition fees and expenses in connection with the AT&T, Westinghouse, and GE property acquisitions. The Mezzanine Loan was paid in full on July 31, 2012.

Bridge Loan

On June 29, 2012, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan had a term of four months, and an interest rate of LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired. The Bridge Loan was paid in full on August 31, 2012.

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

Our cash and cash equivalent balances increased by $0.4 million during the nine months ended September 30, 2012 and were used in or provided by the following:

Operating Activities. During the nine months ended September 30, 2012, we generated $3.4 million of net cash from operating activities, compared to $3.7 million generated during the same period in 2011. The net loss in the current period is offset by (1) non-cash adjustments of $6.2 million (consisting of depreciation and amortization of $7.2 million less deferred rent of $1.0 million), which increased compared to the same period in 2011 in which non-cash adjustments totaled $3.7 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to September 30, 2011; and (2) cash provided by working capital of $1.2 million compared to cash provided by working capital of $4.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in working capital is due to the net decrease in payables in the current period compared to the prior year period, which was due primarily to the $2.1 million remainder of the LTI acquisition purchase price payable to our advisor as of September 30, 2011.

Investing Activities. During the nine months ended September 30, 2012, we used $98.4 million in cash for investing activities, primarily for the acquisition of the AT&T, Westinghouse, GE and Travelers properties. During the same period a year ago, there was one acquisition made.

Financing Activities. During the nine months ended September 30, 2012, we generated $95.5 million in financing activities as compared to $9.7 million generated during the same period a year ago, an increase in cash provided by financing activities of $85.8 million. The increase in cash generated is the net result of $105.1 million of increased financing activity and a $19.3 million utilization of cash generated from financing activities. The $105.1 million increase is comprised of: (1) an increase of $84.3 million in proceeds from borrowing on the Credit Facility, Mezzanine Loan and Bridge Loan; and (2) an increase of $20.8 million in the issuance of common stock during the nine months ended September 30, 2012, compared to the same period a year ago. The $19.3 million utilization consists of the following: (1) an increase of $15.9 million in loan repayments for the

Mezzanine Loan and Bridge Loan; (2) a $0.3 million increase in loan amortization compared to the same period a year ago due primarily to the amortization of the LTI and GE mortgage debt; (3) a $1.7 million increase in distribution payments; (4) a $0.2 million increase in common stock and noncontrolling interests repurchases; and (5) an increase in deferred financing costs of $1.2 million related to the borrowings on the Credit Facility and Mezzanine Loan as a result of the AT&T, Westinghouse, GE and Travelers property acquisitions.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012			December 31, 2011
Distributions paid in cash- noncontrolling interests	$1,755,886			$2,088,338
Distributions paid in cash- redeemable noncontrolling interests (1)	269,473			358,534
Distributions paid in cash- common stockholders	2,147,399			1,346,358
Distributions reinvested (shares issued)	1,791,367			908,930

Total distributions	$5,964,125	(2)		$4,702,160	(2)

Source of distributions:
Cash flows provided by operations (3)	$3,391,040		57%	$—		0%
Proceeds from issuance of common stock (including distributions reinvested pursuant to distribution reinvestment plan) (4)	2,573,085		43%	4,702,160		100%

Total sources	$5,964,125		100%	$4,702,160		100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012) and noncontrolling interests (see consolidated statements of equity for the nine months ended September 30, 2012) based on their respective ownership percentages as of September 30, 2012.
(2)	Total distributions declared but not paid as of September 30, 2012 for common stockholders were $0.3 million. Total distributions for the month of September 30, 2012 for noncontrolling interests (including our advisor) were funded on September 27, 2012 and paid on October 1, 2012.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the Bridge Loan and Mezzanine Loan required periodic payments throughout the month equal to the net equity raised in our public offering, subject to a monthly minimum, as discussed in Note 4, Debt. During the nine months ended September 30, 2012, proceeds from the issuance of common stock were used to pay down the principal balances of the Mezzanine and Bridge Loans in full totaling $36.1 million. Additionally, during most of the year ended December 31, 2011, proceeds from the issuance of common stock were used to pay down the principal balance of prior bridge loans dated December 30, 2011 and May 13, 2011 totaling $20.2 million.

For the nine months ended September 30, 2012, we paid and declared distributions of approximately $4.1 million to common stockholders and approximately $2.0 million to the limited partners of our Operating Partnership, as compared to FFO and MFFO for the nine months ended September 30, 2012 of $2.7 million and $5.6 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2012:

	Payments Due During the Years Ending December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$161,548,638	$338,635	$98,759,692	$40,140,904	$22,309,407
Interest on outstanding debt obligations (2)	23,661,906	1,731,423	13,692,033	6,312,794	1,925,656

Total	$185,210,544	$2,070,058	$112,451,725	$46,453,698	$24,235,063

(1)	Amounts include principal payments only. As of September 30, 2012, the total Credit Facility was $95.9 million and is due on November 18, 2014, assuming the one-year extension is exercised. The payments on the LTI and GE mortgage debt do not include the premiums totaling $0.5 million.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2012.

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

As of September 30, 2012, our debt consisted of the property-specific mortgage loans of $66.2 million, which includes $0.5 million in debt premiums, $95.9 million in draws from the Credit Facility. During the nine months ended September 30, 2012, we obtained $60.5 million from the Credit Facility, $29.9 million pursuant to the Mezzanine Credit Agreement and $6.2 million from the Bridge Loan to partially finance certain acquisitions. The mezzanine debt and Bridge were paid in full on July 31, 2012 and August 31, 2012, respectively.

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

Credit Facility

On November 18, 2011, we increased the total amount of the Credit Facility to $70.0 million with the participation of another bank, upon which we drew an additional $0.4 million for related financing costs. On January 31, 2012, we increased the total amount of the Credit Facility to $80.0 million, upon which we drew an additional $22.0 million to partially finance the acquisition of the AT&T property, and on February 8, 2012, the unused borrowing base availability on the revolver of $1.7 million was drawn upon and was used to pay down the Mezzanine Loan discussed below. On March 16, 2012, we further increased the total Credit Facility to $115.0 million and on March 22, 2012, in order to partially finance the Westinghouse property acquisition, we made a draw of $27.1 million. On September 21, 2012, we increased the total Credit Facility to $150.0 million and on October 2, 2012, we increased the available commitments from $150.0 million to $200.0 million. As of September 30, 2012, $95.9 million of Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse and Travelers properties. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate of 1.00% may have an impact on our future earnings or cash flows as the current interest rate on the Credit Facility is tied to this index. We have secured a hedge against an increase in the LIBO Rate in excess of 1.00%.

Mezzanine Loan

On January 31, 2012, we obtained $12.4 million to partially finance the acquisition of the AT&T property pursuant to the Mezzanine Loan with total commitments of $15.0 million. Through March 21, 2012, a total of $9.0 million in payments had been made on the Mezzanine Loan, resulting in a balance of $3.4 million. In connection with the acquisition of the Westinghouse property on March 22, 2012, we made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition, resulting in a balance of $12.4 million. On May 30, 2012 the balance was paid in full and on May 31, 2012 we made an additional draw of $8.5 million of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder to pay acquisition fees owed to our Advisor for the AT&T, Westinghouse and GE property acquisitions. The Mezzanine Loan was paid in full on July 31, 2012. As this debt is in place for a short time, there is minimal interest rate risk exposure.

Bridge Loan

On June 29, 2012, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) thereby obtaining $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan had a term of four months, and an interest rate of the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired. The Bridge Loan was paid in full on August 31, 2012. As this debt is in place for a short time, there is minimal interest rate risk exposure.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than the additional disclosure of the risk factor listed below.

We have paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. During the year ended December 31, 2011, we funded our total distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations. For the nine months ended September 30, 2012, we funded approximately 57% of our distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations and approximately 43% using proceeds from our initial public offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. Our equity raise as of September 30, 2012 resulted in the following:

Common shares issued in our Public Offering	10,116,347
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	301,562
Common shares redeemed in our share redemption program	21,700
Gross Public Offering proceeds	$100,775,963
Gross Public Offering proceeds from shares issued pursuant to our distribution reinvestment plan	2,864,848

Total Gross Public Offering proceeds	103,640,811
Redemption of common shares pursuant to our share redemption program	214,975
Selling commissions and dealer manager fees paid	9,727,126
Reimbursement to our advisor of O&O costs paid	1,595,522
Reimbursement to our advisor of O&O and other costs payable	33,333

Net Public Offering proceeds	$92,069,855

The net offering proceeds raised in the Public Offering were used primarily to fund (1) payments on prior bridge loans dated December 31, 2010 and May 13, 2011 and the Mezzanine Loan payments of $20.2 million and $36.1 million, respectively, used to acquire properties; (2) $17.2 million for certain property acquisitions; (3) $12.0 million of various fees paid to affiliates; (4) deferred financing costs of $3.1 million paid to lending banks; and (5) $3.5 million to pay real estate deposits to unaffiliated parties for potential future acquisitions, which is included in the prepaid expenses and other assets balance or in the purchase price allocation of acquired assets on the consolidated balance sheets.

(c)	As noted in Note 7, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus. As of September 30, 2012 and December 31, 2011, the maximum amount that may yet be redeemed under our share redemption program was $2.7 million and $1.1 million in shares of common stock, respectively. During the nine months ended September 30, 2012, we redeemed 9,700 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.79. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. As of September 30, 2012, there were 12,800 shares related to redemption requests to be processed subsequent to September 30, 2012. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2012. On October 31, 2012, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.72. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the quarter ended September 30, 2012, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2012	5,700	$9.78	5,700	—
August 31, 2012	—	N/A	—	—
September 30, 2012	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Net Lease REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to Supplement No. 3, incorporated by reference to Post-Effective Amendment No. 10 to the Registrant’s Registration Statement on Form S-11, filed on July 17, 2012, Commission File No. 333-159167)

10.1	Note to Fifth Third Bank dated September 21, 2012, incorporated by reference to Exhibit 10.39 to Registrant’s Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-11, filed on October 17, 2012, Commission File No. 333-159167

10.2	Second Amendment to Amended and Restated Credit Agreement dated October 2, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2012, Commission File No. 00-54377

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Net Lease REIT, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL NET LEASE REIT, INC. (Registrant)

Dated: November 13, 2012	By:	/s/ Joseph E. Miller
Joseph E. Miller On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)