Form 10-K
period 2012-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2013-02-28
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54377

Griffin Capital Essential Asset REIT, Inc.

(Formerly known as Griffin Capital Net Lease REIT, Inc.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was approximately $90,011,050 assuming a market value of $10 per share, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2013, there were 16,862,785 outstanding shares of common stock of the registrant.

Documents Incorporated by Reference:

The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in single tenant net lease properties. We began operations on May 6, 2009 and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. On February 25, 2013, we changed our name from Griffin Capital Net Lease REIT, Inc. to Griffin Capital Essential Asset REIT, Inc. As used in this report, “we,” “us” and “our” refer to Griffin Capital Essential Asset REIT, Inc. We were taxed as a REIT for the taxable year ended December 31, 2012 after satisfying both financial and non-financial requirements. Our year end is December 31.

We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC (formerly known as The GC Net Lease REIT Advisor, LLC), which is our advisor. Griffin Capital Corporation, our sponsor, is the sole member of our advisor and an affiliate of the sole owner of Griffin Capital Essential Asset Property Management, LLC (formerly known as The GC Net Lease REIT Property Management, LLC), our property manager. Our operating partnership is Griffin Capital Essential Asset Operating Partnership, L.P. (formerly known as The GC Net Lease REIT Operating Partnership, L.P.) (our “Operating Partnership”). We expect to own all of our properties directly or indirectly through our Operating Partnership or similar entities. See Note 1, Organization, to the consolidated financial statements for further details on our affiliates.

On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.

We terminated our private offering on November 6, 2009 and began our offering to the public upon the SEC declaring our registration statement effective, which was scheduled to terminate on November 6, 2012 and was extended for 180 days to May 5, 2013 by our board of directors on August 6, 2012. Our board of directors reserves the right to terminate the Public Offering at any time. We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”).

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

On February 15, 2013, our board of directors announced a revised share offering price of $10.28 per share for the remainder of our Primary Public Offering and our upcoming follow-on offering primarily based on the net asset value per share of our common stock (the “NAV”) as of December 31, 2012. For a detailed description of how we determined the NAV and obtained our revised share price, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We offered shares of our common stock in our Primary Public Offering at the initial price of $10.00 per share and offered shares of common stock pursuant to our distribution reinvestment plan at the initial price of $9.50 per share through February 14, 2013. Effective on February 15, 2013, we began offering shares in our Primary Public Offering at $10.28 per share and through our distribution reinvestment plan at a price equal to 95% of the revised share offering price, which is approximately $9.77 per share.

We raised approximately $2.4 million through the issuance of 247,978 shares in our private offering. As of December 31, 2012, we had issued 13,163,390 total shares of our common stock for gross proceeds of approximately $130.9 million in our Public Offering, of which 400,604 shares, or $3.8 million, were issued pursuant to the distribution reinvestment plan. Since our inception, we redeemed 34,500 shares of common stock for approximately $0.3 million at a weighted average price per share of $9.62 pursuant to the share redemption plan as of December 31, 2012.

As of December 31, 2012, we owned 14 properties in nine states, encompassing approximately 3.3 million rentable square feet with a going-in capitalization rate of 8.6%. For information about revenue concentration by geographical location and industry and about acquisitions, see Note 3, Real Estate, to the consolidated financial statements.

Investment Objectives

Overview

If we sell the maximum offering in our Public Offering, we estimate that approximately 88.25% of our gross offering proceeds will be available for investment. The remaining 11.75% will be used to pay sales commissions, dealer manager fees and other organization and offering expenses. We expect our acquisition fees and actual acquisition expenses to constitute approximately 2.57% of our gross offering proceeds, which will allow us to invest approximately 85.68% in real estate investments. Such net offering proceeds will be used to primarily invest in single tenant business essential properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Investment Strategy

We will seek to acquire a portfolio of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant business essential properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent.

Our sponsor has been acquiring single tenant business essential properties for well over a decade. Our sponsor’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.

We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant business essential assets;

•	a clear alignment of interests between management and investors, as certain affiliates of our sponsor invested over $26 million in our portfolio by contributing several of our properties;

•	stable cash flow backed by a portfolio of single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes the responsibility for these costs;

•	contractual lease rate increases enabling distribution growth;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.

General Acquisition and Investment Policies

We will seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.

Our advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	essentiality of the property to the business operations of the tenant;

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

To the extent we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We will weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which will reduce the amount of operating cash flow available for future investments.

We anticipate that many of our acquisitions will have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, contingent liability and property insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our property manager.

Our Borrowing Strategy and Policies

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital. To the extent we borrow on a short-term basis, we intend to refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 60% leverage in connection with our acquisition strategy, and at this time, we intend to reduce our leverage to at or below 50% as we approach an exit strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2012, our debt leverage was approximately 63%.

We may borrow amounts from our advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate.

We will make acquisitions of our real estate investments directly through our operating partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

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

Conditions to Closing Acquisitions

We intend to obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

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

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our operating partnership’s units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our advisor will result in certain conflicts of interest.

Construction and Development Activities

From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent properties or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk.

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

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us, and we will not:

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

Investments in Mortgages

While we intend to emphasize on equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

Investment Company Act and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (1940 Act). Our advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

Employees

We have no employees. The employees of our advisor provide management, acquisition, advisory and certain administrative services for us.

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

We internally evaluate all of our properties and interests therein as one reportable segment.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to an Investment in Griffin Capital Essential Asset REIT, Inc.

We have limited prior operating history or established financing sources.

We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated in August 2008. As of December 31, 2012, we owned 14 properties in nine states. Our stockholders should consider our prospectus in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.

To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Griffin Capital Essential Asset REIT, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause stockholders to lose all or a portion of their investment.

We have incurred operating losses to date and have an accumulated deficit.

We incurred net losses of $5.7 million, $4.6 million, and $3.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Our accumulated deficits were approximately $8.0 million, $3.8 million and $1.2 million as of December 31, 2012, 2011 and 2010, respectively.

We have paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. During the year ended December 31, 2011, we funded our total distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations, as presented in the consolidated statements of cash flows. For the year ended December 31, 2012, we funded approximately 60% of our distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations and approximately 40% using proceeds from our Public Offering. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

Because this is a blind pool offering, stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

As of December 31, 2012, we owned 14 properties in nine states. We have not yet identified any investments that we may make in the future and we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties, other than through our disclosures required by the rules of the SEC. We will seek to make a substantial portion of our investments in single tenant net lease properties. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares.

There is currently no public market for our shares and there may never be one. Our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may not be able to sell their shares under the share redemption program and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, they should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any particular time or at all.

In determining NAV per share, we relied upon a valuation of our portfolio of properties as of December 31, 2012. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2012. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.

Our share price is primarily based on the NAV of our shares, but also based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. In addition, our board of directors grossed-up the NAV per share by the amount of third-party sales commissions Therefore, our share price may not reflect the precise amount that might be paid to our stockholders for their shares in a market transaction.

Our current share price is primarily based on our NAV per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — less the estimated fair market value of our in-place long-term debt as of December 31, 2012. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned properties and management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 involved subjective judgments, assumptions and opinions, which are not audited and may or may not turn out to be correct. As a result, our share price may not reflect the precise amount that might be paid to our stockholders for our shares in a market transaction.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment will fluctuate with the performance of the specific properties we acquire.

If we are unable to raise a substantial amount of funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we, through our advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in selecting our investments and arranging financing. As of December 31, 2012, we owned 14 properties in nine states. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, our stockholders will have to rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Public Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of the Public Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor and sponsor, including Kevin A. Shields, David C. Rupert, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Don G. Pescara and Julie A. Treinen, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals, with the exception of Kevin A. Shields. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

Our sponsor, advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 14 other real estate programs and partnerships affiliated with our sponsor, including Griffin-American Healthcare REIT II, Inc. (“Griffin-American Healthcare REIT II”), a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our advisor. Our sponsor, advisor and its affiliates are actively involved in 15 other affiliated real estate programs, including Griffin-American Healthcare REIT II, and two other entities which own properties, including tenant in common programs, other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.

We may face a conflict of interest when purchasing properties from affiliates of our advisor.

As of December 31, 2012, we have acquired six of our properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our Vice President – Acquisitions, Don Pescara, and the President of our sponsor, David C. Rupert, along with several third party investors. We may purchase properties from one or more affiliates of our advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our advisor and its affiliates, our advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our advisor and its affiliates.

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

Our advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our advisor will be entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While certain affiliates of our sponsor, including our Chief Executive Officer and Chairman and our President, will have a significant equity interest in our operating partnership through the contribution of certain of our properties, our advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to greater fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

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

We may enter into joint ventures with other programs sponsored by our sponsor, including other REITs, for the acquisition, development or improvement of properties. Our advisor may have conflicts of interest in determining which program sponsored by our sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our sponsor, advisor, our dealer manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to the Public Offering and Our Corporate Structure

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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). As of December 31, 2012, we owned 14 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Public Offering in properties within one year of the termination of the Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

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

All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

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

Because our dealer manager is one of our affiliates, stockholders will not have the benefit of an independent review of the prospectus or us as is customarily performed in underwritten offerings.

Our dealer manager, Griffin Capital Securities, Inc., is one of our affiliates and will not make an independent review of us or the offering. Kevin A. Shields, our Chief Executive Officer and Chairman, is also the Chief Executive Officer and sole stockholder of our dealer manager. Accordingly, stockholders will have to rely on their own broker-dealer to make an independent review of the terms of our Public Offering. If the stockholders’ broker-dealer does not conduct such a review, the stockholders will not have the benefit of an independent review of the terms of our Public Offering. Further, the due diligence investigation of us by our dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Our stockholders’ interest in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2012, we had 13,376,868 shares of common stock issued and outstanding, and we owned approximately 77% of the operating partnership units. Our sponsor and certain of its affiliates owned approximately 15% of the limited partnership units, and the remaining approximately 8% is owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.

In addition, the net book value per share of our common stock was approximately $7.42 as of December 31, 2012 as compared to our offering price per share of $10.00 as of December 31, 2012. Therefore, upon a purchase of our shares, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of NAV, or of the market value or other value of our common stock.

Payment of substantial fees and expenses to our advisor and its affiliates will reduce cash available for investment and distribution.

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

Risks Related to Investments in Single Tenant Real Estate

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

Four of our 14 current tenants each represent in excess of 10% of our rental income; therefore we currently rely on these four tenants and adverse effects to their business could affect our performance.

As of December 31, 2012, our four largest tenants, based on rental income for the twelve-month period subsequent to December 31, 2012, were Life Technologies Corporation, located in California (approximately 14.5%), Health Net of California, located in California (approximately 11.5%), AT&T Services, Inc., located in Washington (approximately 10.8%), and Westinghouse Electric Company, LLC, located in Pennsylvania (approximately 10.0%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, sale or merger, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments which may have a substantial adverse effect on our financial performance.

A significant portion of our leases are due to expire around the same period of time, which may (i) cause a loss in the value of our stockholders’ investment until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space and (iii) increase our capital expenditure requirements during the releasing period.

A large portion of our rental income per certain tenant leases is set to expire in 2022 as shown below.

Year of Lease Expiration	Annualized Gross Base Rent Set to Expire(1)	% of Annualized Gross Base Rent
2016	$762,000	2.7%
2018	1,104,000	3.8%
2019	4,614,000	16.0%
2020	3,787,000	13.1%
2021	1,863,000	6.5%
2022	12,584,000	43.6%
2024	1,231,000	4.3%
2025	2,887,000	10.0%

Total	$28,832,000	100.0%

(1)	The gross base rent is the contractual rental payments for the twelve-month period subsequent to December 31, 2012, taking into consideration contractual rent increases for the period presented.

We may experience similar concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building such as ours approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space, our stockholders may suffer a loss on their investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we may have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.

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

Our real estate investments may include special-use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We have investments in commercial and industrial properties, which may include manufacturing facilities and special-use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2012, approximately 24.2% of our total rental income is concentrated in the State of Illinois and approximately 23.8% of our total rental income is concentrated in the State of California. Additionally, as of December 31, 2012, approximately 27.3% and 19.5% of our total rental income is concentrated in the consumer products and biotechnology industry, respectively.

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

We may be purchasing our properties at a time when cap rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

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

Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Investments in unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investment.

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

Risks Associated with Debt Financing

If we breach covenants under our loans with KeyBank National Association and other syndication partners, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

We entered into a credit facility with KeyBank National Association and other syndication partners under which we have borrowed approximately $145.2 million as of January 24, 2013 and may borrow up to $200.0 million. The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (1.85 to 1), a minimum fixed charge ratio (1.60 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $50.0 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date. We previously exceeded our maximum variable debt ratio of 30% and immediately effected a series of interest rate cap agreements with varying expiration dates. The interest rate cap agreements currently in effect cover a notional amount of $90.0 million and expire on March 28, 2013.

In addition, we have entered into a bridge credit agreement (“the Bridge Credit Agreement”) with KeyBank and one other syndication partner under which we may borrow up to $25.0 million. Pursuant to a financial covenant requirement in the Bridge Credit Agreement, gross proceeds from equity raised are subject to a monthly minimum amount of $5.0 million. The $2.0 million and $10.4 million borrowed to partially fund the Health Net and Comcast acquisitions, respectively, were paid in full on December 28, 2012 and January 31, 2013, respectively. If we should breach certain covenant requirements in either of these loans, Key Bank could consider the loan in default and accelerate our repayment dates. If we do not have sufficient cash to repay the loan at that time, KeyBank could foreclose on a number of our properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.

Although, technically, our board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in our Public Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.

We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, all of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.

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

If the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of our operating partnership or an underlying property owner could also threaten our ability to maintain REIT status.

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

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending the existing 15% qualified dividend rate for 2013 and subsequent taxable years for those individuals with incomes below certain thresholds. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) upon the sale of their shares.

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

Employee Retirement Income Security Act of 1974 (“ERISA”) Risks

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2012, we owned 14 properties, as shown in the table below, encompassing approximately 3.3 million rentable square feet.

Property	Acquisition Date	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	Manufacturing/ Distribution	1986	$21,700,000	566,500	42.2	2021
Plainfield Plainfield, IL	6/18/2009	Office/ Laboratory	1958-1991	32,660,000	176,000	29.1	2022
Will Partners Monee, IL	6/4/2010	Manufacturing/ Distribution	2000	26,305,000	700,200	34.3	2020
Emporia Partners Emporia, KS	8/27/2010	Manufacturing/ Distribution	1954/2000	8,360,000	320,800	16.6	2020
ITT Los Angeles, CA	9/23/2010	Office	1996/2010	7,800,000	35,800	3.5	2016
Quad/Graphics Loveland, CO	12/30/2010	Printing Facility/Office	1986/1996/ 2009	11,850,000	169,800	15.0	2022
LTI Carlsbad, CA	5/13/2011	Office/ Flex Facility	1999	56,000,000	328,700	17.6	2022
AT&T Redmond, WA	1/31/2012	Office/ Data Center	1995	40,000,000	155,800	8.4	2019

Property	Acquisition Date	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Year of Lease Expiration
Westinghouse Cranberry Township, PA	3/22/2012	Engineering Facility	2010	36,200,000	118,000	25.0	2025
GE Whippany, NJ	5/31/2012	Assembly/ Manufacturing	1986	13,000,000	114,300	10.8	2018
Travelers Greenwood Village, CO	6/29/2012	Office	1982/2005	16,100,000	131,000	6.4	2024
Zeller Plastik Libertyville, IL	11/8/2012	Manufacturing	1992/2003	15,600,000	193,700	10.2	2022
Northrop Grumman Beavercreek, OH	11/13/2012	Office	2012	17,000,000	99,200	9.4	2019
Health Net Rancho Cordova, CA	12/18/2012	Office	2002	22,650,000	145,900	8.0	2022

				$325,225,000	3,255,700	236.5

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

Health Net

The Health Net property is a three-story office facility, located at 11971 Foundation Place, Rancho Cordova, California. Rancho Cordova is a suburb of Sacramento, located approximately 20 miles east of downtown Sacramento. The Health Net property is situated along Highway 50 with access and visibility from the highway.

The Health Net property is 97% leased to Health Net of California, Inc. (“Health Net”), a wholly-owned subsidiary of Health Net, Inc., under a full-service gross lease and 3% leased to the Gold Pointe Corporate Center Owner’s Association under two separate leases as a Fitness Center and Café, both of which are meant to serve as amenities for the tenants of the office park. The Café is leased pursuant to a triple-net lease and the Fitness Center is leased pursuant to a gross lease. Health Net is a health maintenance organization that serves the Northern and Southern California markets and is the largest subsidiary of Health Net, Inc. The Health Net property serves as a regional headquarters and commercial hub location for Health Net and has been continually occupied by Health Net since its construction in 2002 as a build-to-suit. The Health Net property will undergo significant improvements and renovations with additional improvements scheduled to be completed in 2013. Reserves totaling $3.5 million, which were funded by the seller and are held by the lender, will be used to fund the improvements.

Northrop Grumman

The Northrop Grumman property is a three-story office facility, located at 4065 Colonel Glenn Highway, Beavercreek, Ohio, within the Dayton, Ohio metropolitan area. The Northrop Grumman property is located adjacent to Wright-Patterson Air Force Base and Wright State University, with access to Ohio’s interstates.

The Northrop Grumman property is leased to a single tenant, Northrop Grumman Systems Corporation (“Northrop Systems”), a wholly-owned subsidiary of Northrop Grumman Corporation (“Northrop Grumman”) under a triple-net lease. Northrop Grumman is a global security company providing systems, products, and solutions to government and commercial customers worldwide. Northrop Systems is the only significant operating subsidiary of Northrop Grumman. The property was completed in August 2012 and contains several Sensitive Compartmented Information Facilities located within the building which are valuable assets to tenants seeking contracts with defense and government related entities as they provide various security measures required by the contracts.

Zeller Plastik

The Zeller Plastik property is a single-story manufacturing facility, located at 1515 Franklin Boulevard, Libertyville, Illinois. Libertyville is a northern suburb of Chicago, which is a significant rail center in the United States and is the only city in North America to be served by all six class-one railroad companies. It is also a significant trucking center in the United States, with 200 truck terminals and ten interstate highways, the most in the country. The Zeller Plastik property is located approximately 30 minutes north of Chicago O’Hare International Airport.

The Zeller Plastik property is leased in its entirety to a single tenant, Zeller Plastik USA, Inc. (“Zeller Plastik”), under a triple-net lease. Zeller Plastik produces plastic closures and packaging components, including pop-tops, screw tops, and flip tops found on food, beauty and beverage products. The Zeller Plastik property serves as the North American headquarters location for Zeller Plastik, whose clients include a broad array of consumer products companies, including Coca-Cola, Pepsico, SC Johnson Family Company, GlaxoSmithKline, Johnson & Johnson, Hellman’s, L’OREAL, Heinz, Clorox, P&G, Hidden Valley Ranch, and ReaLemon. The facility was originally constructed for Zeller Plastik in 1992, and since that time, Zeller Plastik has invested over $0.1 million in capital upgrades to the facility, including upgrades to the HVAC system and the office portion of the building.

Travelers

The Travelers property is a three-story office facility, located at 6060 South Willow Drive, Greenwood Village, Colorado, within the Denver Technology Center district. The Travelers property is accessible to the entire region via Interstate Highway 25, the area’s primary north-south thoroughfare and connects with many of the area’s other major thoroughfares including Interstate Highway 225 and Colorado State Highway 470. In addition, the Travelers property is located less than a half mile south of the Arapahoe Light Rail Station.

The Travelers property is leased in its entirety to a single tenant, Travelers Indemnity Company (“Travelers”), the largest of the six subsidiaries that comprise The Travelers Companies, Inc., a publicly-traded company, under a triple-net lease. The Travelers property serves as a regional headquarters location for Travelers and houses the full complement of services offered by Travelers including underwriting and claims processing for Travelers’ many different actuarial disciplines. Travelers has been in continuous occupancy at the Travelers property since 2005, during which time over $5.0 million of renovations have been invested into the Travelers property including the addition of a two-level parking structure and the renovation of the atrium area at the core of the building.

GE

The GE property is an assembly and manufacturing facility, located at 110 Algonquin Parkway, Whippany, New Jersey, approximately 25 miles northwest of Newark Liberty International Airport, at the junction of Interstates 80, 280, and 287, all trucking transportation routes, providing distribution accessibility on both a regional and local basis. The property is located approximately 25 miles west of Manhattan, with both LaGuardia Airport and John F. Kennedy International Airport located within 47 miles.

The GE property is leased in its entirety to a single tenant, GE Aviation Systems, LLC (“GE Aviation Systems”) under a triple-net lease. GE Aviation Systems designs, assembles and repairs mission critical airplane components, specifically wing and tail flap actuators, for major aircraft manufacturers, including Airbus, Lockheed Martin and Boeing, along with the United States Department of Defense. GE Aviation Systems also manufactures global aerospace systems and equipment, including airborne platform computing systems, and power generation and distribution products, plus various engine components for use in both military and commercial aircraft. The GE Aviation Systems property was constructed in 1986.

Westinghouse

The Westinghouse property is an engineering facility located at 400 Bertha Lamme Drive, Cranberry Township, Pennsylvania. The Westinghouse property is located near the confluence of two major interstates and is approximately a 15-minute drive from downtown Pittsburgh and Pittsburgh International Airport.

The Westinghouse property is leased in its entirety to a single tenant, Westinghouse Electric Company, LLC (“Westinghouse”) under a triple-net lease. Westinghouse provides fuel, services, technology, plant design and equipment for the commercial nuclear power industry in the United States and internationally. Constructed in 2010, the Westinghouse property is one of four buildings situated in Westinghouse’s international headquarters campus and houses the engineering group responsible for two product lines—Nuclear Fuel and Nuclear Services.

AT&T

The AT&T property is a three-building, two-story office and data center facility, located at 14500, 14520 & 14560 NE 87th Street, Redmond, Washington, approximately 15 miles northeast of downtown Seattle, with access to the entire region via Interstate 405 and State Route 520, the area’s primary north-south and east-west highways.

The AT&T Property is leased in its entirety to a single tenant, AT&T Wireless Services, Inc. (“AT&T Wireless”), a subsidiary of AT&T, Inc. (“AT&T”) under three triple-net leases. AT&T is a publicly-traded communications company, and, through its subsidiaries and affiliates, provides telephone, internet and computer telephone services in the United States.

The AT&T property serves as the National Network Operations Center for AT&T Wireless and is located less than four miles from AT&T Wireless’ national headquarters. Construction of the three buildings was originally completed in 1995 and since 2005, AT&T Wireless has invested approximately $50.0 million worth of improvements into the AT&T property.

LTI

The LTI property is a lab and manufacturing headquarters facility located at 5781 Van Allen Way, Carlsbad, California, approximately 35 miles north of San Diego.

The LTI Property is leased in its entirety to a single tenant, Life Technologies Corporation (“LTI”) under a triple-net lease. LTI is a publicly-traded company providing consumables, instruments and services in the life sciences research and the biopharmaceutical production industries. LTI has expended approximately $57 million of its own capital on improvements to the property since 2000.

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

ITT

The ITT property is a single-story office facility located at 12669 Encinitas Boulevard, Los Angeles (Sylmar), California. The ITT property is located approximately 20 miles northwest of Downtown Los Angeles at the border of the San Fernando and Santa Clarita Valleys.

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

Emporia Partners

The Emporia Partners property is a single-story manufacturing and distribution facility located at 428 Peyton Street, Emporia, Kansas, approximately 50 miles southwest of Topeka and 100 miles southwest of Kansas City. The property was originally constructed in 1954 with the last major addition of approximately 164,200 rentable square feet completed in 2000. The Emporia Partners property is located in Lyon County and can accommodate additional improvements of up to 107,000 square feet. The property is located in a strategic location at the intersection of Interstate 35, Interstate 335 and U.S. Highway 50 in East Central Kansas, which affords the subtenant, Hopkins Manufacturing Corporation (“Hopkins Manufacturing”) fast, convenient transportation of their products, with no U.S. city located more than two days away by motor freight.

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

Will Partners

The Will Partners property is a single-story manufacturing and distribution facility located at 5800 Industrial Drive, Monee, Illinois, part of the South Suburban Chicago submarket. The property is located in Will County, approximately 38 miles southwest of Chicago. Approximately 20% of the Will Partners property consists of undeveloped land.

The Will Partners property is leased in its entirety to World Kitchen, LLC (“World Kitchen”) under a triple-net lease. The Will Partners property was a build-to-suit for World Kitchen, which has occupied the property since its completion and utilizes the property as its principal regional distribution center, one of two such centers for the company in the U.S. World Kitchen is a manufacturer, designer, developer and/or marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. World Kitchen develops, manufactures, and distributes household products with brand names including CorningWare®, Pyrex®, Revere®, Chicago Cutlery® and EKCO®. The Will Partners property has instant access to Interstate 57, which connects to other major interstates in the area, including I-80, I-90, I-94 and I-294.

Plainfield

The Plainfield property is an office/laboratory facility located at 1501 North Division Street, Plainfield, Illinois, part of the Chicago, Illinois regional market. The property was constructed between 1958 and 1991, consisting of two office buildings and a laboratory, and has a weighted average age of 27 years as of the acquisition date. The property is located in Will County, approximately 35 miles southwest of Chicago. The property is located approximately three miles from Interstate 55 and is 10 miles and 12 miles from Interstates 80 and 88, respectively.

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

Renfro

The Renfro property is a single-story manufacturing and distribution facility located at 1702 Springdale Drive, Clinton, South Carolina, part of the Greenville, South Carolina regional market. The property is located in Laurens County, approximately 45 miles southeast of Greenville. The Renfro property consists of a warehouse/distribution building, a small office building, a surface parking lot and a truck maintenance facility. The Renfro property is adjacent to U.S. Highway 76, which provides access to Interstate 26.

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

Acquisition Indebtedness

For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 4, Debt, to the consolidated financial statements contained in this annual report on Form 10-K.

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

Market Information

As of February 25, 2013, we had approximately $167.5 million in shares of common stock outstanding, including $4.2 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 4,748 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.28 per share and at a price equal to 95% of the share offering price, which is currently approximately $9.77 per share, pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans (as defined below) subject to the annual reporting requirements of ERISA and Account (as defined below) trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports in annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. We intend to provide the estimated value of our shares in our annual report each year. On January 31, 2013, our board of directors set a new share offering price for shares of our common stock of $10.28 per share, based upon our estimated NAV per share as of December 31, 2012 of $9.56, which was grossed up for sales commissions. We intend to use the NAV per share as the estimated per share value of our shares for purposes of ERISA reporting requirements until the next net asset valuation approved by our board of directors, which we expect to occur each year. The NAV per share does not represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

To determine the NAV, we engaged an independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate, to appraise each of the 14 real estate assets in our portfolio as of December 31, 2012, to determine a gross asset value (the “GAV”). The independent, third-party real estate valuation and advisory firm provided a range of GAV with a difference between the low and high end of approximately $16.6 million. Our board of directors determined that the low end of the GAV range was an appropriate measure for the NAV determination. Management, in turn, prepared a valuation of the in-place, long-term debt based on current market terms compared to the contractual terms. The difference between such terms was present-valued over the remaining term of the debt to derive the current estimated fair value of the in-place debt. The current estimated value of the in-place debt was subtracted from the applicable GAV. Net current assets were added to this amount to derive the NAV, which was then divided by the number of outstanding shares to determine the estimated NAV per share of $9.56. This NAV per share was then grossed up for third party sales commissions to arrive at the revised offering share price of $10.28. Please see our Form 8-K filed with the SEC on February 15, 2013 for more detailed information relating to the key assumptions used by the independent third-party appraiser and the methodology used by our board of directors to determine the per share offering price. Management will continue to employ this process every two years, whereby a third-party firm will be engaged to appraise the real estate and real estate related assets of our portfolio. In the years where a third-party appraiser is not engaged, management will prepare a similar internal valuation, with the assumptions used to determine the valuation reviewed by a third-party appraiser.

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

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties can be sold;

•	our stockholders would be able to realize estimated NAVs if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop; or

•	that the value, or method used to establish value, would comply with ERISA or Code requirements described above.

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

Distributions

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements. We intend to adhere to these requirements and maintain our REIT status for the current year and subsequent years. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2012, we satisfied the REIT requirements and distributed all of our taxable income.

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

Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from proceeds raised from our public offering and operating cash flow generated from our properties. The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2012 and 2011:

Quarter	Total Distributions Declared and Paid to Limited Partners (1)		Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2011	$527,321		$365,432	$0.17
2nd Quarter 2011	$607,963		$503,950	$0.17
3rd Quarter 2011	$679,450		$652,945	$0.17
4th Quarter 2011	$679,449		$849,780	$0.17
1st Quarter 2012	$670,229		$1,062,929	$0.17
2nd Quarter 2012	$670,229		$1,350,120	$0.17
3rd Quarter 2012	$676,254	(3)	$1,654,940	$0.17
4th Quarter 2012	$675,573		$2,038,891	$0.17

(1)	Declared distributions are paid monthly in arrears.
(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
(3)	Distributions for limited partners and stockholders for the month ended September 30, 2012 were paid on September 27, 2012 and October 1, 2012, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

On February 12, 2009, our board of directors adopted our Employee and Director Long-Term Incentive Plan (the “Plan”) in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our advisor and its affiliates that provide services to us and who do not have any beneficial ownership of our advisor and its affiliates, entities and full-time employees of entities that provide services to us, and certain consultants to us, our advisor and its affiliates that provide services to us.

The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2012.

Upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our assets, that, in each case, is not an equity restructuring, appropriate adjustments as to the number and kind of shares and exercise prices will be made either by our compensation committee or by such surviving entity. Such adjustment may provide for the substitution of such awards with new awards of the successor entity or the assumption of such awards by such successor entity. Alternatively, rather than providing for the adjustment, substitution or assumption of awards, the compensation committee may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the compensation committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.

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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	1,337,687
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	—	—	1,337,687

(1)	The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2012, we had 13,376,868 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, there were no sales of unregistered securities.

Use of Proceeds from Registered Securities

We registered 82,500,000 shares of our common stock in our Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share, and 7,500,000 shares to be offered to investors pursuant to our distribution reinvestment plan at an aggregate offering price of $71,250,000, or $9.50 per share. Our equity raise as of December 31, 2012 resulted in the following:

Common shares issued in our Public Offering	12,762,786
Common shares issued in our Public Offering pursuant to the distribution reinvestment plan	400,604
Common shares redeemed in our share redemption program	34,500
Gross Public Offering proceeds	$127,066,835
Gross Public Offering proceeds from shares issued pursuant to our distribution reinvestment plan	3,805,750

Total Gross Public Offering proceeds	130,872,585
Redemption of common shares pursuant to our share redemption program	(331,850)
Selling commissions and dealer manager fees paid	(12,207,574)
Reimbursement to our advisor of O&O costs paid	(1,905,997)
Reimbursement to our advisor of O&O and other costs payable	(137,425)

Net Public Offering proceeds	$116,289,739

The net offering proceeds raised in the Public Offering were used primarily to fund (1) payments on prior bridge loans dated December 31, 2010 and May 13, 2011 totaling $20.2 million; (2) payments on the Mezzanine Loan and KeyBank Bridge Loan of $38.1 million used to acquire properties; (3) $34.8 million for certain property acquisitions; (4) $15.0 million of various fees paid to affiliates; (5) deferred financing costs of $4.0 million paid to lending banks; and (6) $4.2 million to pay real estate deposits to unaffiliated parties for potential future acquisitions, which is included in prepaid expenses and other assets or in the purchase price allocation of acquired assets on the consolidated balance sheets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Redemption Program

As noted in Note 7, Commitments and Contingencies – Share Redemption Program, in the notes to the consolidated financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus.

As of December 31, 2012 and 2011, $3.4 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the year ended December 31, 2012, we redeemed 22,500 shares of common stock for approximately $0.2 million at a weighted average price per share of $9.75. During the year ended December 31, 2011, we redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. During the years ended December 31, 2010 and 2009, we had no redemption requests. As of December 31, 2012, there were 37,436 shares subject to redemption requests to be processed subsequent to December 31, 2012. The redemption of these shares totaled approximately $0.4 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2012. On January 31, 2013, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.96. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.

During the quarter ended December 31, 2012, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2012	12,800	$9.72	12,800		(1)
November 30, 2012	—	N/A	—	—
December 31, 2012	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	For the Year Ended December 31,
	2012	2011	2010	2009
Operating Data
Total revenue (1)	$25,490,018	$15,008,870	$7,265,094	$2,721,365
Income (loss) from operations	2,085,452	1,165,025	(643,706)	(1,022,909)
Net loss	(5,674,018)	(4,621,498)	(3,809,088)	(2,235,586)
Net loss attributable to common stockholders	(4,194,525)	(2,535,468)	(990,363)	(246,515)
Net loss attributable to common stockholders per share, basic and diluted	(0.46)	(0.72)	(1.08)	(1.79)
Distributions declared per common share	0.68	0.68	0.68	0.44
Balance Sheet Data
Total real estate, net	$309,444,565	$162,862,561	$103,033,549	$53,486,605
Total assets	334,796,418	175,945,102	110,141,076	55,294,930
Total debt	194,812,288	95,428,947	69,000,731	34,041,558
Total liabilities	213,189,727	107,129,962	72,996,263	37,016,005
Redeemable noncontrolling interests	4,886,686	4,886,686	4,886,686	—
Redeemable common stock	3,439,347	1,070,490	170,810	8,994
Total stockholders’ equity	95,768,820	41,071,387	13,509,517	591,183
Total equity	113,280,658	62,857,964	32,087,317	18,269,931
Other Data
Net cash provided by (used in) operating activities (2)	$5,058,053	$(1,184,242)	$(824,774)	$58,498
Net cash used in investing activities (2)	(154,066,423)	(14,650,757)	(38,754,607)	—
Net cash provided by financing activities	149,251,541	19,628,367	40,828,181	127,774

(1)	In the current period, we removed interest income as a component of total revenue on the consolidated statements of operations and comprehensive loss and now present interest income as non-operating income. Prior period amounts were reclassified to conform to current year presentation.
(2)	In the current period, we removed real estate acquisition deposits from prepaid expenses and other assets on the consolidated balance sheets and the consolidated statements of cash flows and now present them as a separate line item. Prior period amounts were reclassified to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.

Overview

We are a public, non-traded REIT that invests primarily in single tenant, net lease properties diversified by corporate credit, physical geography, product type and lease duration. As described in more detail in Item 1 of this report, we were formed on August 28, 2008 and commenced operations on May 6, 2009. On February 25, 2013, we changed our name from Griffin Capital Net Lease REIT, Inc. to Griffin Capital Essential Asset REIT, Inc. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC (formerly known as The GC Net Lease REIT Advisor, LLC), our advisor.

We are currently offering a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares for sale to the public (our “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (collectively, our “Public Offering”). As of December 31, 2012, we had issued 13,163,390 total shares of our common stock for gross proceeds of approximately $130.9 million in our Public Offering, of which 400,604 shares, or $3.8 million, were issued pursuant to the distribution reinvestment plan. As of December 31, 2012, we redeemed 34,500 shares of common stock for approximately $0.3 million at a weighted average price per share of $9.62.

We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; and (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012. The tenants of our properties operate in a diverse range of industries, including consumer products, construction engineering services, education, printing, biotechnology, telecommunications, insurance, energy, and aerospace, as described in more detail in Item 2 of this report.

As of December 31, 2012, we owned 14 properties, as shown in the table below, encompassing approximately 3.3 million rentable square feet with an estimated current capitalization rate (“cap rate”) of 8.7% (1):

Property	Acquisition Date	Tenant	Industry	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Implied Initial Cap Rate (1)	Annualized Gross Base Rent (2)	% of Annualized Gross Base Rent	2013 Annualized Net Effective Rent per Square Foot (3)	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	Renfro Corp	Consumer Products (Hosiery)	Manufacturing/ Distribution	1986	$21,700,000	566,500	42.2	8.58%	$1,863,000	6.5%	$3.29	2021
Plainfield Plainfield, IL	6/18/2009	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	Office/ Laboratory	1958-1991	32,660,000	176,000	29.1	7.96%	2,587,000	9.0%	14.70	2022
Will Partners Monee, IL	6/4/2010	World Kitchen, LLC	Consumer Products (Kitchen Accessories)	Manufacturing/ Distribution	2000	26,305,000	700,200	34.3	8.79%	2,311,000	8.0%	3.30	2020
Emporia Partners Emporia, KS	8/27/2010	Hopkins Enterprises, Inc.	Consumer Products (Automotive Parts)	Manufacturing/ Distribution	1954/2000	8,360,000	320,800	16.6	9.86%	1,476,000	5.1%	2.75	2020
ITT Los Angeles, CA	9/23/2010	ITT Educational Services, Inc.	Education	Office	1996/2010	7,800,000	35,800	3.5	9.76%	762,000	2.7%	21.28	2016
Quad/Graphics Loveland, CO	12/30/2010	World Color (USA), LLC	Printing	Printing Facility/Office	1986/1996/ 2009	11,850,000	169,800	15.0	10.26%	1,216,000	4.2%	7.16	2022
LTI Carlsbad, CA	5/13/2011	Life Technologies Corporation	Biotechnology	Office/ Flex Facility	1999	56,000,000	328,700	17.6	7.21%	4,183,000	14.5%	12.73	2022
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Telecommunications	Office/ Data Center	1995	40,000,000	155,800	8.4	7.53%	3,104,000	10.8%	19.92	2019
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Energy (Nuclear Fuel and Nuclear Services)	Engineering Facility	2010	36,200,000	118,000	25.0	7.97%	2,887,000	10.0%	24.47	2025
GE Whippany, NJ	5/31/2012	GE Aviation Systems	Aerospace	Assembly/ Manufacturing	1986	13,000,000	114,300	10.8	8.37%	1,104,000	3.8%	9.66	2018
Travelers Greenwood Village, CO	6/29/2012	Travelers Indemnity	Insurance	Office	1982/2005	16,100,000	131,000	6.4	7.44%	1,231,000	4.3%	9.40	2024
Zeller Plastik Libertyville, IL	11/8/2012	Zeller Plastik USA, Inc.	Consumer Products (Plastics)	Manufacturing	1992/2003	15,600,000	193,700	10.2	8.12%	1,271,000	4.4%	6.56	2022
Northrop Grumman Beavercreek, OH	11/13/2012	Northrop Grumman Systems Corp.	Aerospace	Office	2012	17,000,000	99,200	9.4	8.88%	1,510,000	5.2%	15.22	2019
Health Net Rancho Cordova, CA	12/18/2012	Health Net of California, Inc.	Insurance	Office	2002	22,650,000	145,900	8.0	9.08%	3,327,000	11.5%	22.80	2022

						$325,225,000	3,255,700	236.5	8.6%	$28,832,000	100.0%	$8.67

(1)

The estimated initial cap rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. The estimated current cap rate is determined by dividing the projected net rental payment for the twelve-month period subsequent to December 31, 2012 by the acquisition price. The total amount represents the weighted average capitalization rate.

(2)

The gross base rent is the contractual rental payments for the twelve-month period subsequent to December 31, 2012, taking into consideration contractual rent increases for the period presented. The gross base rent for the Health Net property includes contractual rental payments pursuant to the leases for the café and fitness center as discussed in Item 2 of this report.

(3)

The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The gross base rent for the Emporia Partners property is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc., to arrive at annualized the net effective rent. The total represents the average per square foot.

Acquisition Indebtedness

For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 4, Debt, to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this annual report on Form 10-K.

We owned seven properties as of December 31, 2011, one of which was acquired during the quarter ended June 30, 2011. As of December 31, 2012, we owned 14 properties, as shown in the table above. We are a “blind pool” offering and in the early stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for the year ended December 31, 2012 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. Certain variances on a “same store” basis are not indicative of the actual variance between periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Years Ended December 31, 2012 and 2011

The following table provides summary information about our results of operations for the year ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2012	2011
Rental income	$22,133,285	$13,223,384	$8,909,901	67%
Property expense recoveries	$3,356,733	$1,785,486	$1,571,247	88%
Asset management fees to affiliates	$1,882,473	$1,083,304	$799,169	74%
Property management fees to affiliates	$669,523	$377,078	$292,445	78%
Property operating expense	$542,373	$—	$542,373	100%
Property tax expense	$2,701,126	$1,785,486	$915,640	51%
Acquisition fees and expenses to non-affiliates	$1,332,385	$1,560,974	$(228,589)	(15%)
Acquisition fees and expenses to affiliates	$4,816,500	$1,680,000	$3,136,500	187%
General and administrative expenses	$2,033,401	$1,748,334	$285,067	16%
Depreciation and amortization	$9,426,785	$5,608,669	$3,818,116	68%
Interest expense	$7,760,015	$5,787,676	$1,972,339	34%

Rental Income

Rental income for the year ended December 31, 2012 is comprised of rental income of $20.4 million, adjustments to straight-line contractual rent of $1.4 million, and in-place lease valuation amortization of $0.3 million. Rental income for the year ended December 31, 2012 increased by $8.9 million compared to the same period a year ago as a result of (1) $0.1 million in additional rental income as a result of a rent increase related to the Plainfield property, which took effect July 2011; (2) $1.5 million in additional rental income related to the LTI property as it included one full year of activity compared to approximately six months of activity in the prior year; (3) $6.8 million in additional rental income related to the real estate acquired during the year ended December 31, 2012; and (4) $0.5 million in additional straight-line adjustments to contractual rent and in-place lease valuation amortization.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $1.6 million compared to the same period a year ago as a result of (1) $1.2 million in property expense recoveries for common area maintenance (“CAM”) costs of which there were none in the prior year; and (2) $0.4 million increase in property tax recoveries related to the acquisitions of additional real estate made during the year ended December 31, 2012.

Property Expenses

Property expenses for the year ended December 31, 2012 and 2011 totaled $5.7 million and $3.2 million, respectively, consisting of asset management fees, property management fees, property operating expenses, and property taxes. The total increase of $2.5 million compared to the same period a year ago is a result of (1) $0.8 million in asset management fees, of which $0.6 million relates to current year acquisitions; (2) $0.3 million in property management fees, of which $0.2 million relates to current year acquisitions; (3) $0.9 million in property taxes, of which $0.6 million relates to current year acquisitions; and (4) $0.5 million in property operating expenses related to certain real estate for which we paid certain operating and capital expenses on behalf of the tenant and recovered through estimated monthly CAM reimbursements. In the prior year, none of the leases for our properties contained such provisions.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates, which totaled $1.3 million for the year ended December 31, 2012, decreased by $0.2 million compared to the year ended December 31, 2011. Real estate acquisition fees and expenses to affiliates of $4.8 million represent the acquisition fees and expense reimbursement due to our advisor for the seven property acquisitions made in the current period, compared to the prior period in which there was only one acquisition and acquisition fees and expense reimbursement to affiliates totaled $1.7 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 increased by $0.3 million compared to the same period a year ago due to increased operating activity as discussed below. General and administrative expenses for the year ended December 31, 2012 totaled $2.0 million consisting of accounting and legal fees of $0.7 million, directors’ and officers’ insurance of $0.2 million, bank and transfer agent fees of $0.4 million, allocated personnel and rent costs incurred by our advisor of $0.4 million as well as other expenses totaling $0.3 million. The total of $0.3 million in other expenses consisted of board of directors’ fees and expenses ($0.1 million), filing fees ($0.1 million), and printing costs ($0.1 million).

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 consisted of depreciation of building and building improvements of our properties of $4.6 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $4.8 million. The increase of $3.8 million as compared to the year ended December 31, 2011 is a result of additional depreciation and amortization of (1) $3.0 million related to the acquisitions made during the year ended December 31, 2012; and (2) $0.8 million related to the LTI property, which includes a full year of activity compared to approximately six months of activity in the prior year.

Interest Expense

Interest expense for the year ended December 31, 2012 increased by approximately $2.0 million compared to the same period in 2011 due to the following: (1) $0.7 million in additional mortgage interest expense related to the LTI mortgage debt for which there was a full year of activity compared to approximately six months of activity in the prior year; (2) $0.2 million in additional mortgage interest expense related to the GE mortgage debt, which was assumed in the current year; (3) $1.6 million in additional interest expense related to the Credit Facility (discussed below) as a result of the additional acquisitions made during the year ended December 31, 2012; and (4) $0.4 million in additional amortization of deferred financing costs related to acquisitions and expansion of the Credit Facility as discussed in Note 4, Debt. These increases are offset by (1) a $0.8 million decrease in interest expense on the Credit Facility as a result of lower interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed in Note 4, Debt, to the consolidated financial statements; and (2) a $0.1 million decrease in interest expense on the Mezzanine and Bridge Loans as a result of principal payments made during the period, as discussed in Note 4, Debt, to the consolidated financial statements .

Comparison of the Years Ended December 31, 2011 and 2010

The following table provides summary information about our results of operations for the year ended December 31, 2011 and 2010:

	Year Ended December 31,			Percentage Change
	2011	2010	Increase
Rental income	$13,223,384	$6,509,724	$6,713,660	103%
Property tax recovery	$1,785,486	$755,370	$1,030,116	136%
Asset management fees to affiliates	$1,083,304	$560,141	$523,163	93%
Property management fees to affiliates	$377,078	$188,793	$188,285	100%
Property tax expense	$1,785,486	$755,370	$1,030,116	136%
Acquisition fees and expenses to non-affiliates (1)	$1,560,974	$473,790	$1,087,184	229%
Acquisition fees and expenses to affiliates (1)	$1,680,000	$1,629,344	$50,656	3%
General and administrative expenses	$1,748,334	$1,359,686	$388,648	29%
Depreciation and amortization	$5,608,669	$2,941,676	$2,666,993	91%
Interest expense	$5,787,676	$3,170,029	$2,617,647	83%

(1)	Acquisition fees and expenses have been reclassified to conform to the current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Rental Income

Rental income for the year ended December 31, 2011 is comprised of rental income of $12.0 million, adjustments to straight-line contractual rent of $0.8 million, and in-place lease valuation amortization of $0.4 million. Rental income for the year ended December 31, 2011 increased by $6.7 million compared to the same period in the prior year as a result of (1) $3.2 million in additional rental income related to the real estate acquired in the prior period subsequent to June 30, 2010 and $2.6 million related to the real estate acquired during the year ended December 31, 2011; (2) an increase in adjustments to straight-line contractual rent of $0.3 million; and (3) increased in-place lease valuation amortization of approximately $0.6 million. Also included as a component of revenue is the recovery of property taxes, which increased by $1.0 million compared to the same period in the prior year as a result of the acquisition of additional real estate.

Property Expenses

Property operating expenses for the year ended December 31, 2011 and 2010 totaled $3.2 million and $1.5 million, respectively, consisting of asset management fees, property management fees, and property taxes. The total increase in the year ended December 31, 2011 compared to the same period in the prior year of $1.7 million is a result of $0.5 million in asset management fees, $0.2 million in property management fees and $1.0 million in property taxes for the real estate acquired subsequent to June 30, 2010.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 increased by $0.4 million compared to the same period a year ago due to increased operating activity and to a decrease in the adjustment to organizational costs as discussed below. General and administrative expenses for the year ended December 31, 2011 totaled $1.7 million consisting of accounting and legal fees of $0.6 million, directors’ and officers’ insurance of $0.2 million, bank and transfer agent fees of $0.2 million, allocated personnel and rent costs incurred by our advisor of $0.3 million as well as other expenses totaling $0.4 million. The total of $0.4 million in other expenses consisted mostly of board of directors’ fees ($0.1 million), filing fees ($0.1 million), non-acquisition closing costs related to the amendment to the credit facility we obtained from KeyBank on June 4, 2010 (discussed below in the Liquidity and Capital Resources section) and printing costs ($0.1 million in total), and organizational costs ($0.1 million). In 2010 and 2011, organizational costs were adjusted as a result of the amount of organizational costs incurred, which exceeded the limitations that our advisor is subject to, as set forth in our Second Amended and Restated Advisory Agreement and in the Organizational and Offering Costs section of Note 2 to the consolidated financial statements. Organizational costs were adjusted downward by $0.1 million for the year ended December 31, 2010 compared to an upward adjustment for the year ended December 31, 2011 of $0.01 million.

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

Interest Expense

Interest expense for the year ended December 31, 2011 increased by $2.6 million compared to the same period in 2010. The net increase is due primarily to interest expense related to the real estate acquired subsequent to June 30, 2010: (1) $1.5 million in interest expense related to the assumption of the LTI mortgage debt and additional expense related to the Emporia Partners mortgage debt; (2) $0.5 million in additional interest expense related to the Credit Facility (discussed below in the Liquidity and Capital Resources section); (3) $0.2 million in interest expense related to the bridge loan obtained from KeyBank on December 30, 2010 (discussed below in the Liquidity and Capital Resources section); and (4) a decrease of $0.1 million in interest expense related to the refinancing of the Renfro property debt and debt premium amortization. The increase in interest expense for the year ended December 31, 2011 also includes the increase in amortization of deferred financing costs of $0.5 million.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisitions fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, we have entered into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, we evaluate events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, we assess whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

We adopted the IPA MFFO Guideline, as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•

Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•

Amortization of in-place lease valuation. As this item is a cash flow adjustment made to net income in calculating the cash flows provided by (used in) operating activities, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•

Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from our primary offering or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Net Loss	$(5,674,018)	$(4,621,498)	$(3,809,088)
Adjustments:
Depreciation of building and improvements	4,636,201	2,972,532	1,884,394
Amortization of intangible assets	4,790,584	2,636,137	1,057,282

FFO/(FFO deficit)	$3,752,767	$987,171	$(867,412)

Reconciliation of FFO MFFO
FFO/(FFO deficit)	$3,752,767	$987,171	$(867,412)
Adjustments:
Acquisition fees and expenses to non-affiliates	1,332,385	1,560,974	473,790
Acquisition fees and expenses to affiliates	4,816,500	1,680,000	1,629,344
Revenues in excess of cash received (straight- line rents)	(1,385,339)	(811,691)	(465,225)
Amortization of above/(below) market rent	(301,151)	(381,670)	61,604

MFFO	$8,215,162	$3,034,784	$832,101

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Credit Facility, Key Bank Bridge Loan, and assumed mortgage loans discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from our offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Credit Facility

On January 31, 2012, we, through the Operating Partnership and four wholly-owned special purpose entities (“SPEs”) entered into that certain Joinder Agreement (the “Joinder Agreement”) with KeyBank and North Shore Community Bank & Trust Company (the “Subsequent Lender”), pursuant to which the Subsequent Lender agreed to become a lender party to the Restated KeyBank Credit Agreement, and agreed to provide a financing commitment of up to $10.0 million. Pursuant to the Joinder Agreement, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $80.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

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

On December 4, 2012, we, through our Operating Partnership and certain of our Operating Partnership’s wholly-owned, property-owning SPEs entered into a joinder agreement with KeyBank and Union Bank, pursuant to which Union Bank agreed to become a lender party to the revised revolving credit facility by and between our Operating Partnership and a syndicate of lenders whose lead administrative agent is KeyBank, and agreed to provide a financing commitment of up to $25 million. As a result, the total commitment under the Restated KeyBank Credit Agreement has now increased to an aggregate of $175 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

As of December 31, 2012, approximately $129.0 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse, Travelers, Zeller Plastik, Northrop Grumman, and Health Net properties. Per the terms of the revised Credit Facility, the maximum loan available is the lesser of the total commitments ($175.0 million) or the aggregate borrowing base availability ($129.0 million). Therefore, the borrowing base availability was fully utilized as of December 31, 2012.

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

Bridge Loan

On June 29, 2012, we, through our Operating Partnership, entered into a bridge loan with KeyBank (the “Bridge Loan”) and thereby obtained $6.2 million to partially fund the acquisition of the Travelers property. The Bridge Loan had a term of four months was paid in full on August 31, 2012.

Bridge Credit Agreement

On December 11, 2012, we, through nine property-owning SPEs wholly-owned by the Operating Partnership, entered into a $25.0 million bridge credit agreement (the “Bridge Credit Agreement”) in which KeyBank serves as the initial lender with a commitment of $15.0 million (the “KeyBank Bridge Loan”). On December 19, 2012, Fifth Third Bank joined the Bridge Credit Agreement with a commitment of $10.0 million. The Bridge Credit Agreement has a term of 11 months. Pursuant to a financial covenant requirement in the Bridge Credit Agreement, gross proceeds from equity raised are subject to a monthly minimum amount of $5.0 million. The Bridge Credit Agreement also requires weekly payments of 100% of the net equity proceeds of our Public Offering (after deduction of certain fees and any portion of such proceeds required to pay distributions to our stockholders, if any) and may be prepaid at any time, without penalty.

On December 18, 2012, the Health Net property SPE borrowed $2.0 million to partially fund the acquisition of the Health Net property and on December 28, 2012, the $2.0 million was paid in full.

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

Our cash and cash equivalent balances increased by $0.2 million during the year ended December 31, 2012 and were used in or provided by the following:

Operating Activities. During the year ended December 31, 2012, we generated $5.1 million of net cash from operating activities, compared to $1.2 million used during the same period in 2011. The net loss in the current period is offset by (1) non-cash adjustments of $8.7 million (consisting mainly of depreciation and amortization of $10.1 million less deferred rent of $1.4 million), which increased compared to the same period in 2011 in which the same non-cash adjustments totaled $5.0 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired during the year ended December 31, 2012; and (2) cash provided by working capital of $2.1 million compared to cash used for working capital of $2.4 million for the year ended December 31, 2011. The increase in working capital is due to a $0.4 million increase in redemptions payable and the net increase in accounts payables and accrued liabilities of $2.0 million in the current period, which primarily consists of (1) $0.9 million in prepaid rent; (3) $0.1 million in CAM reconciliation adjustments; (4) $0.4 million increase in property taxes primarily related to the Travelers property; and (5) $0.3 million in interest payable for the property acquisitions made during the year ended December 31, 2012.

Investing Activities. During the year ended December 31, 2012, we used $154.1 million in cash for investing activities related to (1) $160.6 million for the acquisitions made in the current period, less the assumed GE mortgage debt of $6.9 million and less real estate acquisition deposits made in the prior year of $0.9 million; (2) $0.8 million in real estate acquisition deposits; and (3) $0.5 million for improvements to real estate and construction-in-progress payments mainly related to the AT&T and Travelers properties. During the same period a year ago, there was one acquisition made.

Financing Activities. During the year ended December 31, 2012, we generated $149.3 million in financing activities as compared to $19.6 million generated during the same period a year ago, an increase in cash provided by financing activities of $129.7 million. The increase in cash generated is the net result of a $151.7 million increase in the change in cash provided by financing activities compared to the prior year and a $22.0 million decrease in the change in cash used in financing activities compared to the prior year. The $151.7 million increase is comprised of: (1) an increase of $119.1 million in proceeds from borrowing on the Credit Facility, Mezzanine Loan and bridge loans discussed above; and (2) an increase of $32.6 million in the issuance of common stock during the year ended December 31, 2012, compared to the same period a year ago. The $22.0 million decrease consists of the following: (1) an increase of $17.9 million in loan repayments for the Mezzanine Loan and bridge loans discussed above; (2) a $0.4 million increase in loan amortization compared to the same period a year ago due primarily to the amortization of the LTI and GE mortgage debt; (3) a $2.1 million increase in distribution payments; (4) a $0.2 million increase in common stock and noncontrolling interests repurchases; and (5) an increase in deferred financing costs of $1.4 million related to the borrowings on the Credit Facility, Mezzanine Loan, and bridge loans as a result of the AT&T, Westinghouse, GE, Travelers, Zeller Plastik, Northrop Grumman, and Health Net property acquisitions.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2012, 2011, and 2010:

	December 31, 2012			December 31, 2011		December 31, 2010
Distributions paid in cash — noncontrolling interests	$2,334,972			$2,088,338		$1,532,894
Distributions paid in cash — redeemable noncontrolling interests (1)	358,617			358,534		176,811
Distributions paid in cash — common stockholders	3,164,685			1,346,358		405,241
Distributions reinvested (shares issued)	2,732,270			908,930		161,816

Total distributions	$8,590,544	(2)		$4,702,160		$2,276,762

Source of distributions:
Cash flows provided by (used in) operations (3)	$5,058,053		59%	$—	0%	$—	0%
Proceeds from issuance of common stock (including distributions reinvested pursuant to distribution reinvestment plan) (4)	3,532,491		41%	4,702,160	100%	2,276,762	100%

Total sources	$8,590,544		100%	$4,702,160	100%	$2,276,762	100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations and comprehensive loss for the year ended December 31, 2012) and noncontrolling interests (see consolidated statements of equity for the year ended December 31, 2012) based on their respective ownership percentages as of December 31, 2012.
(2)	Total distributions declared but not paid as of December 31, 2012 were $0.4 million and $0.2 million for common stockholders and noncontrolling interests (including our advisor), respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the Mezzanine Loan and the bridge loans required periodic payments throughout the month equal to the net equity raised in our public offering, subject to a monthly minimum, as discussed in Note 4, Debt. During the year ended December 31, 2012, proceeds from the issuance of common stock were used to pay down the principal balances of the Mezzanine and bridge loans in full totaling $38.1 million. Additionally, during most of the year ended December 31, 2011, proceeds from the issuance of common stock were used to pay down the principal balance of prior bridge loans dated December 30, 2010 and May 13, 2011 totaling $20.2 million.

For the year ended December 31, 2012, we paid and declared distributions of approximately $6.1 million to common stockholders including shares issued pursuant to the distribution reinvestment plan, and approximately $2.7 million to the limited partners of our Operating Partnership, as compared to FFO and MFFO for the year ended December 31, 2012 of $3.8 million and $8.2 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2012:

	Payments Due During the Years Ending December 31,
	Total		2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$194,360,005	(2)	$1,396,049	$132,090,395	$39,320,413	$21,553,148
Interest on outstanding debt obligations (3)	23,891,496		7,861,340	11,604,886	3,851,641	573,629

Total	$218,251,501		$9,257,389	$143,695,281	$43,172,054	$22,126,777

(1)	Amounts include principal payments only. As of December 31, 2012, the total Credit Facility was $129.0 million and is due on November 18, 2014, assuming the one-year extension is exercised.
(2)	The payments on the LTI and GE mortgage debt do not include the premium of $0.3 million and $0.2 million, respectively.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Share Re-pricing

On February 15, 2013, our board of directors announced a revised share offering price of $10.28 per share for the remainder of our Primary Public Offering and our follow-on offering, based on the NAV as of December 31, 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of December 31, 2012, our debt consisted of the property-specific mortgage loans of $65.8 million, which includes $0.5 million in debt premiums, and $129.0 million in draws from the Credit Facility. During the year ended December 31, 2012, we obtained $93.6 million from the Credit Facility, $29.9 million pursuant to the Mezzanine Credit Agreement and $8.2 million from the bridge loans discussed below to partially finance certain acquisitions. The draws on the mezzanine debt and bridge loans were paid in full on July 31, 2012, August 31, 2012, and December 28, 2012.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, we have entered into interest rate cap agreements, as discussed in Note 4, Debt, to the consolidated financial statements, and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

GE Mortgage Debt

In conjunction with the acquisition of the GE property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $6.9 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

LTI Mortgage Debt

In conjunction with the contribution of the LTI property, we , through a wholly-owned subsidiary of our Operating Partnership, assumed $34.4 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Emporia Partners Mortgage Debt

In conjunction with the contribution of the Emporia Partners property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $5.4 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Credit Facility

On November 18, 2011, we , through a wholly-owned subsidiary of our Operating Partnership, increased the total amount of the Credit Facility to $70.0 million with the participation of another bank and made the following subsequent increases: (1) on January 31, 2012, we increased the total amount of the Credit Facility to $80.0 million; (2) on March 16, 2012, we increased the total commitment amount to $115.0 million; (3) on September 21, 2012, we increased the total commitment amount to $150.0 million; (4) on October 2, 2012, we increased the available commitments from $150.0 million to $200.0 million; and (5) on December 4, 2012, we increased the total commitments to $175.0 million. As of December 31, 2012, $129.0 million of Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse, Travelers, Zeller Plastik, Northrop Grumman, and Health Net properties. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Credit Facility would potentially increase by approximately $0.8 million for the year ended December 31, 2012. We have secured a hedge against an increase in the LIBO Rate in excess of 1.00%.

Bridge Credit Agreement

On December 11, 2012, we, through nine property-owning SPEs wholly-owned by the Operating Partnership, entered into a $25.0 million bridge credit agreement (the “Bridge Credit Agreement”) in which KeyBank serves as the initial lender with a commitment of $15.0 million (the “KeyBank Bridge Loan”). On December 19, 2012, Fifth Third Bank joined the Bridge Credit Agreement with a commitment of $10.0 million. The Bridge Credit Agreement has a term of 11 months and an interest rate of the LIBO Rate plus 4.50%, which resulted in a 4.71% interest rate on December 18, 2012 when the Health Net property SPE borrowed $2.0 million to partially fund the acquisition of the Health Net property. The balance was paid in full on December 28, 2012. As this debt is in place for a short time, there is minimal interest rate risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2012 and 2011.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

We expect to file a definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2013 Proxy Statement. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 6, 2009, Commission File No. 333-159167)

10.1	First Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.2	Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.3	Griffin Capital Essential Asset REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on July 22, 2011, Commission File No. 333-159167)

10.4	Tax Protection Agreement by and among Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.5	Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167

10.6	Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.7	Amendment to Lease Agreement for Renfro Property, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.8	Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

10.9	Amendment to Lease Agreement for Plainfield Property, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed on August 19, 2009, Commission File No. 333-159167

Exhibit No.	Description

10.10	Fixed Rate Note for Plainfield Property, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2010, Commission File No. 333-159167

10.11	Amended and Restated Lease for Will Partners Property dated April 26, 2000, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.12	First Amendment to Amended and Restated Lease for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.13	Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.14	Credit Agreement for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.15	Guaranty for KeyBank Revolver dated June 4, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.16	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2010, Commission File No. 333-159167

10.17	First Amendment to Credit Agreement for KeyBank Revolver, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2010, Commission File No. 333-159167

10.18	Contribution Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.19	Tax Protection Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.20	Cash Purchase Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.21	Lease for LTI Property dated August 8, 2006, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.22	Fixed Rate Note for LTI Property dated February 10, 2006, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.23	Assumption Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.24	Restated KeyBank Credit Agreement dated November 18, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011, Commission File No. 000-54377

10.25	Amended and Restated Guaranty dated November 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 18, 2011, Commission File No. 000-54377

10.26	AT&T Purchase Agreement dated January 27, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.27	Form of AT&T Lease dated June 30, 2005, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.28	Form of Assignment and First Amendment to Lease Agreement dated July 2, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.29	Mezzanine Credit Agreement dated January 31, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.30	Equity Proceeds Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

Exhibit No.	Description

10.31	Ownership Interests Pledge dated January 31, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.32	Guaranty Agreement for Mezzanine Loan dated January 31, 2012, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2012, Commission File No. 000-54377

10.33	First Amendment to the Restated KeyBank Credit Agreement dated March 16, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.34	Westinghouse Purchase Agreement dated August 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.35	Westinghouse Lease dated September 2, 2009, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.36	Second Amendment to Westinghouse Lease dated November 10, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.37	Third Amendment to Westinghouse Lease dated March 22, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.38	Guaranty dated March 22, 2012 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377

10.39	Second Amendment to the Restated KeyBank Credit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2012, Commission File No. 000-54377

10.40	Note dated September 21, 2012 issued to Fifth Third Bank, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-11, filed on October 17, 2012, Commission File No. 333-159167

10.41	Note dated December 4, 2012 issued to Union Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 6, 2012, Commission File No. 000-54377

10.42	Bridge Credit Agreement dated December 11, 2012 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2012, Commission File No. 000-54377

10.43	Guaranty Agreement for Bridge Loan dated December 11, 2012 incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2012, Commission File No. 000-54377

21.1	Subsidiaries of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11, filed on August 29, 2012, Commission File No. 333-183614

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 28, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2013

/s/ Joseph E. Miller Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2013

/s/ Gregory M. Cazel Gregory M. Cazel	Independent Director	February 28, 2013

/s/ Timothy J. Rohner Timothy J. Rohner	Independent Director	February 28, 2013

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Griffin Capital Essential Asset REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc., formerly Griffin Capital Net Lease REIT, Inc., (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2013

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,672,611	$5,429,440
Restricted cash	5,569,678	1,879,865
Due from affiliates, net	—	459,521
Real estate:
Land	50,952,519	27,003,796
Building and improvements	209,056,922	110,929,358
Tenant origination and absorption cost	68,333,173	34,400,671

Total real estate	328,342,614	172,333,825
Less: accumulated depreciation and amortization	(18,898,049)	(9,471,264)

Total real estate, net	309,444,565	162,862,561
Above market leases, net	6,981,667	1,515,938
Deferred rent	2,869,025	1,483,686
Deferred financing costs, net	2,148,377	1,012,677
Prepaid expenses and other assets	1,360,495	451,414
Real estate acquisition deposits	750,000	850,000

Total assets	$334,796,418	$175,945,102

LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $452,283 and $357,815, respectively	$65,782,288	$60,032,962
Credit Facility	129,030,000	35,395,985

Total debt	194,812,288	95,428,947
Restricted reserves	4,447,560	761,047
Accounts payable and other liabilities	3,611,431	1,238,340
Distributions payable	620,839	412,221
Due to affiliates	520,951	—
Below market leases, net	9,176,658	9,289,407

Total liabilities	213,189,727	107,129,962

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2012 and 2011	4,886,686	4,886,686
Common stock subject to redemption	3,439,347	1,070,490
Stockholders’ equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 13,376,868 and 5,667,551 shares outstanding, as of December 31, 2012 and 2011, respectively	133,565	56,611
Additional paid-in capital	112,794,444	47,872,560
Cumulative distributions	(9,192,318)	(3,085,438)
Accumulated deficit	(7,966,871)	(3,772,346)

Total stockholders’ equity	95,768,820	41,071,387
Noncontrolling interests	17,511,838	21,786,577

Total equity	113,280,658	62,857,964

Total liabilities and equity	$334,796,418	$175,945,102

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
Revenue:
Rental income	$22,133,285	$13,223,384	$6,509,724
Property expense recoveries	3,356,733	1,785,486	755,370

Total revenue	25,490,018	15,008,870	7,265,094

Expenses:
Asset management fees to affiliates	1,882,473	1,083,304	560,141
Property management fees to affiliates	669,523	377,078	188,793
Property operating expense	542,373	—	—
Property tax expense	2,701,126	1,785,486	755,370
Acquisition fees and expenses to non- affiliates	1,332,385	1,560,974	473,790
Acquisition fees and expenses to affiliates	4,816,500	1,680,000	1,629,344
General and administrative expenses	2,033,401	1,748,334	1,359,686
Depreciation and amortization	9,426,785	5,608,669	2,941,676

Total expenses	23,404,566	13,843,845	7,908,800

Income (loss) from operations	2,085,452	1,165,025	(643,706)
Other income (expense):
Interest expense	(7,760,015)	(5,787,676)	(3,170,029)
Interest income	545	1,153	4,647

Net loss	(5,674,018)	(4,621,498)	(3,809,088)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(259,612)	(188,759)	—

Net loss including distributions to redeemable noncontrolling interests attributable to common stockholders	(5,933,630)	(4,810,257)	(3,809,088)

Net loss attributable to noncontrolling interests	(1,739,105)	(2,274,789)	(2,818,725)

Net loss attributable to common stockholders	$(4,194,525)	$(2,535,468)	$(990,363)

Net loss attributable to common stockholders per share, basic and diluted	$(0.46)	$(0.72)	$(1.08)

Weighted average number of common shares outstanding, basic and diluted	9,073,641	3,517,692	919,833

Comprehensive loss	$(5,674,018)	$(4,621,498)	$(3,809,088)

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Cumulativ	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Distributions	Deficit	Equity	Interests	Equity
BALANCE December 31, 2009	252,319	$2,523	$928,009	$(92,834)	$(246,515)	$591,183	$17,678,748	$18,269,931
Gross proceeds from issuance of common stock	1,575,040	15,736	15,727,108	—	—	15,742,844	—	15,742,844
Discount on issuance of common stock	—	—	(21,635)	—	—	(21,635)	—	(21,635)
Offering costs including dealer manager fees to affiliates	—	—	(1,192,014)	—	—	(1,192,014)	—	(1,192,014)
Distributions to common stockholders	—	—	—	(458,682)	—	(458,682)	—	(458,682)
Issuance of shares for distribution reinvestment plan	17,033	170	161,646	(161,816)	—	—	—	—
Additions to common stock subject to redemption	947	9	(161,825)	—	—	(161,816)	—	(161,816)
Contribution of noncontrolling interests	—	—	—	—	—	—	10,380,000	10,380,000
Additions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(4,886,686)	(4,886,686)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,568,275)	(1,568,275)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(207,262)	(207,262)
Net loss	—	—	—	—	(990,363)	(990,363)	(2,818,725)	(3,809,088)

BALANCE December 31, 2010	1,845,339	18,438	15,441,289	(713,332)	(1,236,878)	13,509,517	18,577,800	32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions to common stockholders	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)

BALANCE December 31, 2011	5,667,551	$56,611	$47,872,560	$(3,085,438)	$(3,772,346)	$41,071,387	$21,786,577	$62,857,964
Gross proceeds from issuance of common stock	7,444,210	74,442	74,367,658	—	—	74,442,100	—	74,442,100
Discount on issuance of common stock	—	—	(357,641)	—	—	(357,641)	—	(357,641)
Offering costs including dealer manager fees to affiliates	—	—	(8,855,762)	—	—	(8,855,762)	—	(8,855,762)
Distributions to common stockholders	—	—	—	(3,374,610)	—	(3,374,610)	—	(3,374,610)
Issuance of shares for distribution reinvestment plan	287,607	2,732	2,729,538	(2,732,270)	—	—	—	—
Repurchase of common stock	(22,500)	(220)	(219,130)	—	—	(219,350)	—	(219,350)
Repurchase of noncontrolling interests			(10,509)			(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(2,732,270)	—	—	(2,732,270)	—	(2,732,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,333,749)	(2,333,749)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(98,921)	(98,921)
Net loss	—	—	—	—	(4,194,525)	(4,194,525)	(1,739,105)	(5,933,630)

BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(5,674,018)	$(4,621,498)	$(3,809,088)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building and building improvements	4,636,201	2,972,532	1,884,394
Amortization of intangible assets	4,790,584	2,636,137	1,057,282
Amortization of above and below market leases	(301,151)	(381,670)	61,604
Amortization of deferring financing costs	1,030,961	647,174	156,099
Amortization of debt premium	(116,954)	(54,483)	—
Deferred rent	(1,385,339)	(811,691)	(465,225)
Property maintenance funded from restricted cash reserves	1,700	511	—
Funding of restricted cash reserves	(5,000)	—	—
Change in operating assets and liabilities:
Due from affiliates, net	459,521	(459,521)	—
Prepaid expenses and other assets	(909,081)	(2,931)	8,539
Accounts payable and other liabilities	2,009,678	371,768	(176,423)
Due to affiliates, net	520,951	(1,480,570)	458,044

Net cash provided by (used in) operating activities	5,058,053	(1,184,242)	(824,774)

Investing Activities:
Acquisition of properties, including reserves	(152,791,730)	(13,785,562)	(38,754,607)
Real estate acquisition deposits	(750,000)	(850,000)	—
Improvements to real estate	(255,417)	—	(452,615)
Improvements funded from restricted cash reserves	—	—	452,615
Payments for construction-in-progress	(269,276)	(15,195)	—

Net cash used in investing activities	(154,066,423)	(14,650,757)	(38,754,607)

Financing Activities:
Proceeds from borrowings	131,734,015	12,695,985	42,871,500
Principal payoff of secured indebtedness	(38,100,000)	(20,171,500)	(12,911,990)
Principal amortization payments on secured indebtedness	(1,253,413)	(879,532)	(422,423)
Deferred financing costs	(2,166,661)	(692,800)	(1,123,150)
Issuance of common stock, net	65,228,697	32,581,944	14,529,195
Repurchase of common stock	(219,350)	(112,500)	—
Repurchase of noncontrolling interests	(113,473)	—	—
Distributions to noncontrolling interests	(2,693,589)	(2,258,112)	(1,709,708)
Distributions to common stockholders	(3,164,685)	(1,535,118)	(405,243)

Net cash provided by financing activities	149,251,541	19,628,367	40,828,181

Net increase in cash and cash equivalents	243,171	3,793,368	1,248,800
Cash and cash equivalents at the beginning of the period	5,429,440	1,636,072	387,272

Cash and cash equivalents at the end of the period	$5,672,611	$5,429,440	$1,636,072

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,188,496	$4,788,851	$2,847,765
Supplemental Disclosures of Significant Non-cash Transactions:
Restricted cash- assumed upon acquisition/contribution of real estate assets by non-affiliates/affiliates	$3,528,775	$—	$646,096
Restricted cash- ongoing improvement reserve paid by tenant	$205,030	$205,030	$152,515
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$6,908,270	$34,837,746	$5,422,086
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$—	$7,788,990	$10,380,000
(Decrease)/increase in distributions payable to noncontrolling interests	$(1,307)	$47,312	$65,829
Increase in distributions payable to common stockholders	$209,925	$116,816	$53,439
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations and comprehensive loss	$(259,612)	$(188,759)	$—
Common stock issued pursuant to the distribution reinvestment plan	$2,732,270	$908,930	$161,816
Common stock redemptions funded subsequent to year-end	$372,448	$9,250	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Organization

Griffin Capital Essential Asset REIT, Inc. (formerly known as Griffin Capital Net Lease REIT, Inc.), a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant net lease properties, and expects to use a substantial amount of the net proceeds from the Public Offering (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for the taxable year ended December 31, 2012. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offering. The Company’s Sponsor was formed in 1995 to engage principally in acquiring and developing office and industrial properties.

Griffin Capital Essential Asset Advisor, LLC (formerly known as The GC Net Lease REIT Advisor, LLC), a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. On November 9, 2010, the Company entered into its second amended and restated advisory agreement for the Public Offering (the “Second Amended and Restated Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Second Amended and Restated Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer a maximum of 10,000,000 shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). Simultaneously with the Private Offering, the Company undertook the process of registering an offering of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares for sale to the public at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to the DRP at $9.50 per share (collectively, the “Public Offering”). On November 6, 2009, the Securities and Exchange Commission (the “SEC”) declared the Public Offering effective, and the Company terminated the Private Offering. The term of the Public Offering was two years with an initial termination date of November 6, 2011, which was extended for one year to November 6, 2012 by the Company’s board of directors on September 14, 2011.

On August 6, 2012 the Company’s board of directors extended the Public Offering for 180 days to May 5, 2013 and approved a follow-on offering of up to $1.0 billion in shares of common stock of the Company, at a purchase price to be determined, and $100 million in shares of common stock of the Company pursuant to the DRP. The Company may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, November 6, 2012, or the effective date of the registration statement for the Company’s follow-on offering, which the Company initially filed with the SEC on August 29, 2012. The Company’s board of directors reserves the right to terminate the Public Offering at any time prior to May 5, 2013.

On February 15, 2013, the Company’s board of directors announced a revised share offering price of $10.28 per share for the remainder of the Company’s Primary Public Offering and the Company’s follow-on offering, based on the net asset value (the “NAV”) as of December 31, 2012. The NAV was substantially determined through a valuation of each of the properties the Company owned as of December 31, 2012 performed by an independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate, less management’s estimated fair market value of the in-place long-term debt as of December 31, 2012. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which are not audited. The Company offered shares of common stock in the Primary Public Offering at the initial price of $10.00 per share and offered shares of common stock pursuant to the DRP at the initial price of $9.50 per share through February 14, 2013. Effective on February 15, 2013, the Company began offering shares in the Primary Public Offering at $10.28 per share and through the DRP at a price equal to 95% of the revised offering share price, which is approximately $9.77 per share.

As of December 31, 2012 and 2011, the Company had 13,376,868 and 5,667,551 shares outstanding, respectively, under the Private Offering and the Public Offering, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of December 31, 2012 and 2011, the Company had $3.4 million and $1.1 million, respectively, in shares issued pursuant to the DRP, which are classified on the attached balance sheet as common stock subject to redemption (See Note 7, Commitments and Contingencies — Share Redemption Program), and had redeemed $0.2 million and $0.1 million, respectively, of common stock pursuant to the share redemption plan.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Griffin Capital Essential Asset Operating Partnership, L.P. (formerly known as The GC Net Lease REIT Operating Partnership, L.P.), a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. On December 26, 2008, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2012, the Company owned approximately 77% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 15% of the limited partnership units of the Operating Partnership. The remaining approximately 8% of the limited partnership units were owned by third parties. During the year ended December 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, The GC Net Lease REIT TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2012.

The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC (formerly known as The GC Net Lease REIT Property Management, LLC), a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.

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

Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company reclassified the portion of acquisition fees and expenses, which is owed to the Advisor, in order to show the balance separately as “Acquisition fees and expenses to affiliates” on the consolidated statements of operations and comprehensive loss for all periods presented. Previously, all acquisition fees and expenses had been presented in a combined total. Additionally, the Company removed interest income and interest expense as a component of total revenue and total expenses, respectively, on the consolidated statements of operations and comprehensive loss and now presents interest income and interest expense as non-operating other income (expense) for all periods presented. The Company also removed real estate acquisition deposits from prepaid expenses and other assets on the consolidated balance sheets and the consolidated statements of cash flows and now presents them as a separate line item for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2012 and 2011.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2012 and 2011.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of December 31, 2012 and 2011, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $5.6 million and $1.9 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for business combinations. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the year ended December 31, 2012 totaled $6.1 million.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Depreciation expense for buildings and improvements for the years ended 2012, 2011 and 2010 was $4.6 million, $3.0 million, and $1.9 million, respectively.

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2012 and 2011, there were no impairment indicators present that would have required the Company to record an impairment charge related to the real assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of December 31, 2012, there were no leases that provide for contingent rental income.

During the year ended December 31, 2012 and 2011, the Company recognized deferred rent from tenants of $1.4 million and $0.8 million, respectively. As of December 31, 2012 and 2011, the cumulative deferred rent balance was $2.9 million and $1.5 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance (“CAM”) expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. The Company records an estimate for real estate tax reimbursement and, for certain leases, CAM for building costs that the Company pays on behalf of the tenant and, if the lease provides, collects these estimated CAM reimbursements in equal monthly installments. At the end of the calendar year, the Company reconciles the estimated real estate tax and CAM paid by the tenant during the year to the actual amount incurred and adjusts the property tax and CAM recovery to reflect the actual amounts incurred. The adjustment, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain property operating expenses. As of December 31, 2012, the Company had collected CAM reimbursements in excess of actual operating and certain capital expenses, and, as a result, the Company recorded an amount refundable to the tenant totaling $0.1 million, which is reflected in accounts payable and accrued liabilities on the consolidated balance sheets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The initial advisory agreement required the Company to pay directly or reimburse the Advisor for all organizational and offering expenses related to the Private Offering. Pursuant to the Second Amended and Restated Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offering in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offering for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Second Amended and Restated Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offering. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would become liable to the Company for the excess amount incurred if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of December 31, 2012, organizational and offering costs did not exceed the limitations. The Company will continue to monitor compliance with such limitations throughout the offering. (See Note 6, Related Party Transactions.)

On May 6, 2009, the Company sold the minimum amount of shares required and thereby became obligated to the Advisor for organizational and offering costs incurred on the Company’s behalf. Organizational and offering costs incurred, including those due to the Advisor, for the combined Private Offering and Public Offering are as follows:

	December 31, 2012	December 31, 2011
Cumulative offering costs- Private and Public Offerings	$16,153,585	$7,944,029

Cumulative organizational costs- Private and Public Offerings	$396,484	$373,953

Organizational and offering costs advanced by and due to the Advisor	$137,425	$26,735
Adjustment to organizational and offering costs pursuant to limitations the Advisor is subject to	—	(709,876)

Net due to/(from) Advisor (1)	$137,425	$(683,141)

(1)	As of December 31, 2012 and 2011, these amounts are included in the Due from affiliates and Due to affiliates balances, respectively, on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of December 31, 2012 is comprised of financing costs incurred for the Credit Facility, Mezzanine Loan and Bridge Loan discussed in Note 4, Debt. As of December 31, 2012 and 2011, the Company’s deferred financing costs, net of amortization, were $2.1 million and $1.0 million, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Noncontrolling Interests

Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.

The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) allocated to noncontrolling interests is shown as a reduction to net income (loss) in calculating net income (loss) attributable to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

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

Share-Based Compensation

On February 12, 2009, the Company adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2012.

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of December 31, 2012, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable, as defined in Note 4, Debt. Other than the mortgage debt discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements, including the Credit Facility, substantially approximate their fair value as of December 31, 2012 and 2011. The fair value of the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and GE properties is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities as shown in the table below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the year ended December 31, 2012 and 2011.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$22,833,914	$20,257,850	$21,912,937	$20,534,269

Emporia Partners	$5,307,403	$4,757,113	$5,225,659	$5,053,094

LTI (1)	$35,555,789	$33,476,326	$34,445,599	$34,445,599

GE (2)	$7,332,566	$6,838,716	—	—

(1)	The carrying value at December 31, 2012 includes a debt premium of $0.3 million.
(2)	The carrying value at December 31, 2012 includes a debt premium of $0.2 million.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2012 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2012 the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) by the weighted average number of shares outstanding, including common stock equivalents. As of December 31, 2012 and 2011, there were no common stock equivalents that would have a dilutive effect on earnings per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended December 31, 2012. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00184426 per day per share on the outstanding shares of common stock.

Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

Unaudited Data

Certain information used to describe the real estate investments included in the Company’s consolidated financial statements such as square footage, occupancy, and annualized gross base rent percentages, are presented on an unaudited basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

3. Real Estate

As of December 31, 2012, the Company’s real estate portfolio consisted of 14 properties including office, warehouse, and manufacturing facilities with a combined acquisition value of $325.2 million, including the allocation of the purchase price to above and below-market lease valuation.

2012 Acquisitions

During the year ended December 31, 2012, the Company acquired seven properties from unaffiliated parties, with the exception of the Northrop Grumman property, which was acquired from an affiliated entity. The aggregate purchase price of the acquisitions was $160.6 million as shown below.

Property	Acquisition Date	Tenant	Industry	Property Type	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Mortgage Loan Payable (2)	Credit Facility (3)	Other Debt Financing (3)	Year of Lease Expiration	2012 Gross Base Rent (4)
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Telecommunications	Office/ Data Center	$40,000,000	155,800	$1,200,000	$—	$22,000,000	$12,400,000	2019	$2,784,000
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Engineering (Nuclear Fuel and Nuclear Services)	Engineering Facility	36,200,000	118,000	1,086,000	—	27,095,000	9,000,000	2025	2,235,000
GE Whippany, NJ	5/31/2012	GE Aviation Systems	Aerospace	Assembly/ Manufacturing	13,000,000	114,300	390,000	6,908,270	—	5,971,385	2018	635,000
Travelers Greenwood Village (Denver), CO	6/29/2012	The Travelers Indemnity Company	Insurance	Office	16,100,000	131,000	483,000	—	9,660,000	6,200,000	2024	606,000
Zeller Plastik Libertyville, IL	11/8/2012	Zeller Plastik USA, Inc.	Consumer Products (Plastics)	Manufacturing	15,600,000	193,700	468,000	—	9,360,000	—	2022	184,000
Northrop Grumman Beavercreek (Dayton), OH	11/13/2012	Northrop Grumman Systems, Corp.	Aerospace	Office	17,000,000	99,200	510,000	—	10,200,000	—	2019	201,000
Health Net Rancho Cordova, CA	12/18/2012	Health Net of California, Inc.	Insurance	Office	22,650,000	145,900	679,500	—	13,590,000	2,000,000	2022	148,000

					$160,550,000	957,900	$4,816,500	$6,908,270	$91,905,000	$35,571,385		$6,793,000

(1)	The Advisor receives acquisition fees and expense reimbursements equal to 2.5% and 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations and comprehensive loss.
(2)	Represents the balance of the mortgage loan payable assumed at the time of acquisition.
(3)

Represents borrowings from the Credit Facility, Mezzanine Loan, Bridge Loan, and Bridge Credit Agreement discussed in Note 4, Debt. The remaining purchase price was funded with net proceeds raised in the Public Offering.

(4)	Gross base rent is based on the contractual rental payments received during the year ended December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following summarizes the purchase price allocation of the 2012 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Fair value premium on assumed mortgage debt	Total
AT&T	$6,770,223	$26,357,255	$6,063,085	$809,437	$—	$40,000,000
Westinghouse	2,650,000	22,024,952	7,070,642	4,454,406	—	36,200,000
GE	3,773,000	7,707,174	1,322,919	408,330	(211,423)	13,000,000
Travelers	2,600,000	9,062,597	4,437,403	—	—	16,100,000
Zeller Plastik	2,673,700	10,999,628	2,229,789	(303,117)	—	15,600,000
Northrop Grumman	1,300,000	11,444,600	4,743,245	(487,845)	—	17,000,000
Health Net	4,181,800	10,006,666	8,065,419	396,115	—	22,650,000

Total	$23,948,723	$97,602,872	$33,932,502	$5,277,326	$(211,423)	$160,550,000

2011 Acquisitions

During the year ended December 31, 2011, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the co-tenancy interests in a single-story, lab and manufacturing headquarters facility located in Carlsbad, CA (“LTI property”) from 29 unaffiliated third party investors and one affiliated investor. Certain investors contributed all or a portion of their ownership interest in the LTI property in exchange for limited partnership units in the Operating Partnership. The LTI property is 100% leased to a single tenant, Life Technologies Corporation (“LTI”), on a net lease basis, which expires in 2022. The purchase price of the LTI property was $56.0 million. The Company caused the Operating Partnership to issue $7.8 million in limited partnership units to those contributing investors. The remaining purchase price was substantially financed with a bridge loan draw of $12.3 million and the assumption of existing mortgage loan of $34.4 million ($34.8 million at estimated fair value including the premium of $0.4 million). Total acquisitions fees and expense reimbursements paid to the Advisor for this acquisition totaled $1.7 million. Total rental income for the LTI property for the year ended December 31, 2011 was $2.6 million, consisting of approximately eight months of rent based on an acquisition date of May 13, 2011.

The purchase price of the LTI property was allocated as follows:

Land	$15,300,000
Building and improvements	33,817,721
Tenant origination and absorption cost	16,304,765
In-place lease valuation- below market	(9,010,188)
Assumed mortgage debt premium	(412,298)

Total	$56,000,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

2010 Acquisitions

During the year ended December 31, 2010, the Company acquired four properties for an aggregate purchase price of $54.3 million as shown below.

Property	Acquisition Date	Tenant	Industry	Property Type	Purchase Price	Square Feet	Acquisition Fee and Expense Reimbursements Paid to the Advisor (1)	Mortgage Loan Payable (2)	Credit Facility (3)	Other Debt Financing (3)	Year of Lease Expiration	2010 Gross Base Rent (4)
Will Partners Monee, IL	6/4/2010	World Kitchen, LLC	Consumer Products (Kitchen Accessories)	Warehouse/ Distribution	$26,305,000	700,200	$789,158	$—	$16,900,000	—	2020	$1,329,000
Emporia Partners Emporia, KS	8/27/2010	Hopkins Enterprises, Inc.	Consumer Products (Automotive Parts)	Office/ Industrial/ Distribution	8,360,000	320,800	250,686	5,422,086	—	—	2020	466,000
ITT Los Angeles, CA	9/23/2010	ITT Educational Services, Inc.	Education	Office	7,800,000	35,800	234,000	—	5,070,000	—	2016	207,000
Quad/Graphics Loveland, CO	12/30/2010	World Color (USA), LLC	Printing	Industrial/ Office	11,850,000	169,800	355,500	—	—	7,870,000	2022	7,000

					$54,315,000	1,226,600	$1,629,344	$5,422,086	$21,970,000	$7,870,000		$2,009,000

(1)	The Advisor receives acquisition fees and expense reimbursements equal to 2.5% and 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations and comprehensive loss.
(2)	Represents the balance of the mortgage loan payable assumed at the time of acquisition.
(3)	Represents borrowings from the Credit Facility, Mezzanine Loan and Bridge Loan discussed in Note 4, Debt. The remaining purchase price was funded with net proceeds raised in the Public Offering.
(4)	Gross base rent is based on the contractual rental payments received during the year ended December 31, 2010.

The following summarizes the purchase price allocation of the 2010 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Assumed mortgage debt premium	Assumed reserves	Total
Will Partners	$1,494,108	$18,654,174	$4,761,842	$1,395,154	$—	$—	$26,305,278
Emporia Partners	274,110	5,693,414	1,874,059	—	—	514,607	8,356,190
ITT	2,877,062	3,076,738	1,145,163	336,263	—	350,000	7,785,226
Quad/Graphics	1,949,600	8,210,166	2,025,570	(335,336)	—	—	11,850,000

Total	$6,594,880	$35,634,492	$9,806,634	$1,396,081	$—	$864,607	$54,296,694

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The lease expirations of the Company’s 14 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2013	$28,236,196
2014	28,742,714
2015	29,077,143
2016	29,514,565
2017	29,442,780
Thereafter	128,380,682

Total	$273,394,080

Revenue Concentration

For the year ended December 31, 2012, the percentage of aggregate gross rental income received by the Company by property, based on the respective in-place leases, was as follows:

Property	Location	Revenue as a percentage of total rent
LTI	Carlsbad, CA	19.5%
AT&T (1)	Redmond, WA	13.3
Plainfield	Plainfield, IL	12.3
Will Partners	Monee, IL	11.0
Westinghouse (2)	Cranberry Township, PA	10.6
Renfro	Clinton, SC	8.9
Emporia Partners	Emporia, KS	6.5
Quad/Graphics	Loveland, CO	5.8
All others (3)	Various	12.1

Total		100.0%

(1)	Total rental income for the AT&T property for the year ended December 31, 2012 was $2.8 million, consisting of 11 months of rent based on an acquisition date of January 31, 2012.
(2)	Total rental income for the Westinghouse property includes nine full months of rental income for the year ended December 31, 2012, totaling $2.2 million, based on an acquisition date of March 22, 2012.
(3)	Includes rental income pertaining to certain acquisitions made during the year ended December 31, 2012 as follows: (1) $0.6 million for seven months of rent for the GE property; (2) $0.6 million for six months of rent for the Travelers property; (3) $0.2 million for one full month of rent for the Northrop Grumman property; (4) $0.2 million for one full month of rent for the Zeller Plastik property; and (5) $0.1 million for 14 days of rent for the Health Net property.

The percentage of aggregate gross rental income received by the Company by state, based on the respective in-place leases, was as follows:

State	Revenue	Percentage of total revenue
Illinois	$5,081,000	24.2%
California	5,002,000	23.8
Washington	2,784,000	13.3
Pennsylvania	2,235,000	10.6
South Carolina	1,863,000	8.9
Colorado	1,822,000	8.7
Kansas	1,363,000	6.5
All others	836,000	4.0

Total	$20,986,000	100%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The percentage of aggregate gross rental income received by the Company by industry, based on the respective in-place leases, was as follows:

Industry	Revenue	Percentage of total revenue
Consumer products	$5,721,000	27.3%
Biotechnology	4,093,000	19.5
Telecommunications	2,784,000	13.3
Engineering	2,587,000	12.3
Energy	2,235,000	10.6
Printing	1,216,000	5.8
All others	2,350,000	11.2

Total	$20,986,000	100%

Tenant Security Deposits

Tenant security deposits as of December 31, 2012 and 2011, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No security deposits were received for the other 13 tenant leases and, therefore, the Company bears the full risk of tenant rent collections and restoration costs. Tenant receivables as of December 31, 2012 totaled less than $0.01 million and are included in prepaid expenses and other assets on the consolidated balance sheets. There were no tenant receivables as of December 31, 2011.

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option pursuant to the lease.

	Balance December 31, 2012	Balance December 31, 2011
In-place lease valuation (above market)	$7,906,191	$1,837,903
In-place lease valuation (above market)- accumulated amortization	(924,524)	(321,965)

In-place lease valuation (above market), net	$6,981,667	$1,515,938

In-place lease valuation (below market)	$(10,741,713)	$(9,950,752)
In-place lease valuation (below market)- accumulated amortization	1,565,055	661,345

In-place lease valuation (below market), net	$(9,176,658)	$(9,289,407)

Tenant origination and absorption cost	$68,333,173	$34,400,671
Tenant origination and absorption cost- accumulated amortization	(8,835,599)	(3,924,882)

Tenant origination and absorption cost, net	$59,497,574	$30,475,789

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.9 years and 9.4 years as of December 31, 2012 and 2011, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the
	Year Ended December 31, 2012	Year Ended December 31, 2011
In-place lease valuation	$(301,151)	$(381,670)
Tenant origination and absorption cost	$4,790,363	$2,636,137

As of December 31, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.2) million and $6.9 million, respectively, each year for the next five years. As of December 31, 2011, amortization expense for the succeeding five years for in-place lease valuation and tenant origination and absorption cost was expected to be $0.7 million and $3.2 million, respectively.

Restricted Cash

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2011	Additions	Utilizations	Balance December 31, 2012
Plainfield (1)	$408,333	$100,000	$(11,786)	$496,547
Will Partners (1)	152,319	105,028	—	257,347
Emporia Partners (2)	715,001	—	(35,504)	679,497
ITT (3)	344,212	—	(1,700)	342,512
Quad/Graphics (3)	260,000	—	—	260,000
GE (4)	—	5,000	—	5,000
Health Net (5)	—	3,528,775	—	3,528,775

Total	$1,879,865	$3,738,803	$(48,990)	$5,569,678

(1)	Additions to the reserve balance are funded by the tenant.
(2)	The balance at December 31, 2012 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, tax and insurance reserves totaling $0.2 million were funded by the tenant.
(3)	Balance represents remaining capital expenditure reserves, which are held by the lender.
(4)	Balance represents a required impressed balance in the lender-controller account.
(5)	Addition represents a tenant improvement reserve funded by the seller and held by the lender. The reserve is expected to be utilized in 2013.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2012 had been included in operations as of January 1, 2011. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2012	2011
Revenue	$34,524,100	$34,172,213

Net income (loss)	$1,687,214	$(6,853,127)

Net income (loss) attributable to common stockholders	$961,931	$(3,642,735)

Net income (loss) attributable to common stockholders per share, basic and diluted	$0.08	$(0.52)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

4. Debt

As of December 31, 2012 and 2011, the Company’s debt consisted of the following:

	Balance as of December 31, 2012	Balance as of December 31, 2011	Contractual Interest Rate As of December 31, 2012 (1)	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,257,850	$20,534,269	6.65%	Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,757,113	5,053,094	5.88%	Principal and Interest	September 2023
LTI Mortgage Loan	33,476,326	34,087,784	5.80%	Principal and Interest	March 2016
LTI Mortgage Loan Premium	271,973	357,815	—	—	—
GE Mortgage Loan	6,838,716	—	5.98%	Principal and Interest	June 2016
GE Mortgage Loan Premium	180,310	—	—	—	—

Mortgage Loan Total	65,782,288	60,032,962
Credit Facility	129,030,000	35,395,985	2.97% (2)	Interest Only	November 2014 (3)

Total	$194,812,288	$95,428,947

(1)	The weighted average interest rate of the Company’s fixed-rate debt as of December 31, 2012 was approximately 6.09%.
(2)	Prior to the amendment effective November 18, 2011, the interest rate on the Credit Facility was a one-month LIBO Rate + 3.75% subject to a minimum LIBO Rate of 2.0%. Under the terms of the amended and restated credit agreement, the interest rate on the Credit Facility is a one-month LIBO Rate + 2.75%. As of December 31, 2012 the LIBO Rate was 0.22%.
(3)	The Credit Facility agreement allows for a one-year extension, as long as an event of default does not exist. Maturity date assumes the one-year extension is exercised.

Credit Facility

On November 18, 2011, the Company, through the Operating Partnership, entered into an amendment and restatement to the original credit agreement with KeyBank dated June 4, 2010 with an initial commitment of $35.0 million, (the “Restated KeyBank Credit Agreement”). Pursuant to the Restated KeyBank Credit Agreement, KeyBank served as administrative agent and Bank of America as syndication agent (collectively the “Lenders”) thereby increasing the total amount of the Credit Facility to $70.0 million in a revised revolving credit facility, with each Lender committing $35.0 million. The revised credit facility has a term of two years, maturing on November 18, 2013, with an option to extend for one year. During the initial two-year term of the revised credit agreement, the Company, through the Operating Partnership, had the option to request an increase in the total commitments under the Credit Facility up to $150.0 million, subject to certain conditions. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments or the aggregate borrowing base availability. Additionally, unused fees accrue at an annual rate of 0.30% on the average daily unused amount of the total commitment. Unused commitment fees for the years ended December 31, 2012, 2011 and 2010 totaled $0.1 million, $0.01 million, and $0.01 million, respectively.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

On October 2, 2012, the Company, through the Operating Partnership, entered into that certain Second Amendment to the Restated KeyBank Credit Agreement (the “Second Amendment”), pursuant to which the available commitments under the Restated KeyBank Credit Agreement were increased from $150.0 million to $200.0 million. In addition, the Second Amendment provided for one or more wholly-owned subsidiaries of a Borrower (as defined in the Restated KeyBank Credit Agreement), whose only asset is its equity ownership interests in a wholly-owned subsidiary (including any Borrower) (an SPE) whose only asset is its ownership interest in real property, may incur a bridge loan provided by KeyBank. Any bridge loan may be secured by a pledge of the equity interest in the SPE, but not by a lien on the real property. The aggregate principal amount under any bridge loan may not exceed $25.0 million. The final maturity date of any bridge loan may not be any later than May 18, 2014. The other material terms of the Restated KeyBank Credit Agreement were otherwise unchanged.

On December 4, 2012, the Company, through the Operating Partnership, and certain property-owning special purpose entities wholly-owned by the Operating Partnership entered into a joinder agreement with KeyBank and Union Bank, N.A. (“Union Bank”), pursuant to which Union Bank agreed to become a lender party to the Restated KeyBank Credit Agreement and provide a financing commitment of up to $25.0 million. As a result, the total commitment under the Restated KeyBank Credit Agreement increased to an aggregate of $175.0 million, governed by and subject to the terms and conditions of the Restated KeyBank Credit Agreement.

As of December 31, 2012, $129.0 million of the Credit Facility was utilized, which is secured by the Renfro, Will Partners, ITT, Quad/Graphics, AT&T, Westinghouse, Travelers, Zeller Plastik, Northrop Grumman, and Health Net properties. Per the terms of the revised credit agreement, the maximum loan available is the lesser of the total commitments ($175.0 million) or the aggregate borrowing base availability ($129.0 million). Therefore, the borrowing base availability was fully utilized as of December 31, 2012.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Bridge Loan

On May 13, 2011, the Company, through the Operating Partnership, amended the Bridge Loan agreement dated December 30, 2010 in order to obtain an additional $12.3 million, which was utilized to partially fund the acquisition of the LTI property. The amended Bridge Loan called for monthly payments equal to the net equity raised in the Company’s Public Offering, subject to an average monthly minimum of $2.1 million, with other terms unchanged. The amended Bridge Loan was paid in full on September 30, 2011 and the guarantees issued in connection with the Bridge Loan were released. Once paid in full, the Company does not have further borrowing capacity on the Bridge Loan.

On June 29, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, obtained a $6.2 million Bridge Loan with terms similar to prior bridge loans obtained, to partially fund the acquisition of the Travelers property. The Bridge Loan had a term of four months, and an interest rate of the LIBO Rate plus 6.50%, which resulted in a 6.75% interest rate when the Travelers property was acquired and was paid in full on August 31, 2012.

Bridge Credit Agreement

On December 11, 2012, the Company, through nine property-owning SPEs wholly-owned by the Operating Partnership, entered into a $25.0 million bridge credit agreement (the “Bridge Credit Agreement”) in which KeyBank serves as the initial lender with a commitment of $15.0 million (the “KeyBank Bridge Loan”). On December 19, 2012, Fifth Third Bank joined the Bridge Credit Agreement with a commitment of $10.0 million. The SPEs and any other entities that become a Borrower (as defined in the Bridge Credit Agreement) may request borrowings up to the total loan amount committed, subject to certain limitations as discussed in the Bridge Credit Agreement. The KeyBank Bridge Loan is guaranteed by the Company’s Chief Executive Officer and Chairman, both personally and through his trust, the Company’s Sponsor, and the Company.

The Bridge Credit Agreement has a term of eleven months, maturing on November 18, 2013, with a six month extension option as long as an event of default does not exist. Payments of interest are due monthly. The KeyBank Bridge Loan requires weekly payments of 100% of the net equity proceeds of the Company’s Public Offering (after deduction of certain fees and any portion of such proceeds required to pay distributions to our stockholders, if any) and may be prepaid at any time, without penalty. Pursuant to the terms, the Company must generate, during the term of the KeyBank Bridge Loan, gross equity proceeds from the Public Offering of at least $5.0 million per month.

Pursuant to the terms of the Bridge Credit Agreement, the applicable property-owning SPE, as borrower, may elect the applicable interest rate for each borrowing from either: (i) the LIBO Rate multiplied by the Statutory Reserve Rate (the “Adjusted LIBO Rate”) plus 4.50% or (ii) the greater of the Prime Rate, the Federal Funds Effective Rate plus 1/2%, and the then-applicable Adjusted LIBO Rate plus 1% (the “Alternate Base Rate”) plus 3.50%. The applicable property-owning SPE may elect to change the applicable interest rate, subject to the terms of the Bridge Credit Agreement.

On December 18, 2012, the Health Net property SPE borrowed $2.0 million under the Bridge Credit Agreement to partially fund the acquisition of the Health Net property and elected to have the Adjusted LIBO Rate apply, which resulted in an initial interest rate of 4.71%. The balance was paid in full on December 28, 2012. As of December 31, 2012, the borrowing availability on the KeyBank Bridge Loan was $25.0 million.

Debt Covenant Compliance

Pursuant to the terms of the Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants such as (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (1.85 to 1); (3) a minimum fixed charge ratio (1.60 to 1); (4) a maximum variable debt ratio (30%); (5) minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date; and (6) a minimum liquidity requirement of $3.0 million (as defined in the agreement). Pursuant to the varying-interest rate debt limitations, the Company effected an interest rate cap agreement for a notional amount of $60.0 million, which expired on December 31, 2012 and additional agreements for a combined notional amount of $90.0 million, which expire on March 28, 2013. The combined cost of the three interest rate cap agreements was $16,500.

Pursuant to the terms of the Bridge Credit Agreement, the Company is subject to the same loan compliance covenants discussed above pursuant to the terms of the Credit Facility. In addition, the Bridge Credit Agreement requires the Sponsor and the Company’s Chief Executive Officer and Chairman to maintain a minimum combined liquidity of $5.0 million and also requires the Company’s Chief Executive Officer and Chairman to maintain a minimum net worth of $75.0 million.

The Company was in compliance with all of its debt covenants as of December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following summarizes the future principal repayments of all loans as of December 31, 2012 per the loan terms discussed above:

2013	$1,396,049
2014	130,513,643	(1)
2015	1,576,752
2016	38,564,152	(2)
2017	756,261
Thereafter	21,553,148

Total principal	194,360,005
Unamortized debt premium	452,283

Total	$194,812,288

(1)	Amount includes payment of the balance of the Credit Facility upon expiration on November 18, 2014, assuming the one-year extension is exercised. As described in Note 10, Subsequent Events, on February 28, 2013, we entered into the Midland Mortgage Loan and refinanced several of the properties serving as security for the Credit Facility, thereby reducing the amount due in 2014 pursuant to the Credit Facility by $105.6 million.
(2)	Amount includes payment of the balances of the LTI and GE mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the valuation premium of $0.5 million.

5. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of December 31, 2012, noncontrolling interests were approximately 21% of total shares outstanding and approximately 28% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The limited partners of the Operating Partnership will have the right to cause the general partner, the Company, of the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of December 31, 2012.

Operating partnership units issued pursuant to the Will Partners (World Kitchen, LLC) contribution are not included in equity. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheet as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following summarizes the activity for noncontrolling interests for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$21,786,577	$18,577,800	$17,678,748
Repurchase of noncontrolling interests	(102,964)	—	—
Contribution of noncontrolling interests	—	7,788,990	10,380,000
Additions to noncontrolling interests subject to redemption	—	—	(4,886,686	)(1)
Distributions to noncontrolling interests	(2,333,749)	(2,135,649)	(1,568,275)
Allocated distributions to noncontrolling interests subject to redemption	(98,921)	(169,775)	(207,262)
Net loss	(1,739,105)	(2,274,789)	(2,818,725)

Ending balance	$17,511,838	$21,786,577	$18,577,800

(1)	Subsequent to the contribution of the Will Partners property, $2.6 million of noncontrolling interests subject to redemption was reclassified to permanent equity, leaving a total of $4.9 million in temporary equity.

6. Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2012 and 2011:

	Year Ended December 31, 2011			Year Ended December 31, 2012
	Incurred	Paid	Payable	Incurred	Paid	Payable/ (Receivable)
Advisor and Property Manager fees
Acquisition fees and expenses	$1,680,000	$3,309,344	$—	$4,816,500	$4,816,500	$—
Operating expenses	339,203	299,288	84,801	372,515	340,180	117,136
Asset management fees	1,083,304	1,041,222	103,073	1,882,473	1,789,841	195,705
Property management fees	377,078	363,313	35,746	669,523	634,584	70,685
Costs advanced by the Advisor	50,193	667,399	26,735	1,158,594	1,047,904	137,425

Total amount payable to the Advisor	3,529,778	5,680,566	250,355	$8,899,605	$8,629,009	$520,951
Allowable organizational and offering costs	1,854,645	—	1,854,645	4,529,894	—	4,529,894
Actual organizational and offering costs	(2,564,521)	—	(2,564,521)	(4,529,894)	—	(4,529,894)

Total	$2,819,902	$5,680,566	$(459,521)	$8,899,605	$8,629,009	$520,951

Dealer Manager fees	$3,570,133	$3,570,133	$—	$7,086,566	$7,005,466	$81,100

The Second Amended and Restated Advisory Agreement requires, upon termination of the Public Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offering and that any organizational and offering costs incurred above 3.5% of gross equity raised in the Company’s Public Offering shall be reimbursed to the Company. As of December 31, 2011, organizational and offering costs incurred exceeded such limitations by $0.7 million, thereby the Advisor would have become liable to the Company for the excess amount incurred, if the Public Offering was terminated on that date. As a result, the Company recorded a corresponding receivable net of other fees due to the Advisor and affiliates. As of December 31, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs. The Company will continue to monitor compliance with such limitations throughout the offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Type of Compensation (Recipient)	Determination of Amount

Sales Commissions (Participating Dealers)	The Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s distribution reinvestment plan.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Primary Public Offering. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company’s distribution reinvestment plan.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Second Amended and Restated Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Second Amended and Restated Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offering, excluding sales commissions and dealer manager fees. The Second Amended and Restated Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offering. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offering terminates or is completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Second Amended and Restated Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offering, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2012 and 2011 approximately $0.4 million and $0.3 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

Conflicts of Interest

The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors to some or all of 14 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. The Company has registered 7,500,000 shares of common stock pursuant to the distribution reinvestment plan for the Public Offering. The distribution reinvestment plan in the Public Offering became effective on November 6, 2009. The purchase price per share will be the higher of $9.50 per share or 95% of the fair market value of a share of the Company’s common stock as estimated by the Company’s board of directors or a firm chosen by the Company’s board of directors, until the earliest to occur of (A) the date that all distribution reinvestment plan shares have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC any unsold public distribution reinvestment plan shares, if any. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. The Company may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. As of December 31, 2012 and 2011, $3.4 million and $1.1 million in shares, respectively, had been issued under the distribution reinvestment plan.

As discussed in Note 1, Organization, effective on February 15, 2013, the Company began offering shares in the Primary Public Offering at $10.28 per share and the distribution reinvestment plan reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share.

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

The redemption amount shall be the per share price in effect on the date of redemption. The Company intends to compute the NAV and revised price per share each year.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of December 31, 2012 and 2011, $3.4 million and $1.1 million in shares of common stock, respectively, were eligible for redemption. During the year ended December 31, 2012, the Company redeemed 22,500 shares of common stock for approximately $0.2 million at a weighted average price per share of $9.75. During the year ended December 31, 2011, the Company redeemed 12,000 shares of common stock for approximately $0.1 million at a weighted average price per share of $9.38. During the years ended December 31, 2010 and 2009 there were no redemption requests. As of December 31, 2012, there were 37,436 shares subject to redemption requests to be processed subsequent to December 31, 2012. The redemption of these shares totaled approximately $0.4 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2012. On January 31, 2013, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.96. The Company’s board of directors may choose to amend, suspend or terminate the share redemption program upon 30 days’ written notice at any time.

8. Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012, and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$4,994,585	$6,063,108	$6,885,457	$7,546,868
Net (loss)/income	$(3,046,017)	$(1,113,630)	$164,568	$(1,678,939)
Net (loss)/income attributable to common stockholders	$(2,028,410)	$(841,937)	$55,012	$(1,376,290)
Net (loss)/income per share	$(0.32)	$(0.10)	$0.01	$(0.11)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$2,793,976	$3,618,680	$4,298,107	$4,298,107
Net loss	$(411,330)	$(3,326,447)	$(310,601)	$(573,120)
Net loss attributable to common stockholders	$(168,645)	$(1,506,881)	$(208,223)	$(386,291)
Net loss per share	$(0.08)	$(0.50)	$(0.05)	$(0.09)

(1)	In the current period, the Company removed interest income as a component of total revenue on the consolidated statements of operations and comprehensive loss and now presents interest income as non-operating income. Prior period amounts were reclassified to conform to current year presentation.

9. Declaration of Distributions

On December 4, 2012, the Company’s board of directors declared distributions in the amount of $0.00184932 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10) payable to stockholders of record at the close of business on each day during the period from January 1, 2013 through February 14, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10. Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Refinancing of KeyBank Credit Facility

On February 28, 2013, certain property-owning SPEs wholly-owned by the Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the Restated KeyBank Credit Agreement, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The term of the Midland Mortgage Loan is 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due on the loan maturity date. The Midland Mortgage Loan is guaranteed by the Operating Partnership and is secured by a first lien on and individual security agreements on the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property. On January 2, 2013, the Company entered into a rate lock agreement, which expires on March 4, 2013 and fixed the interest rate for the term of the loan at 3.94%.

Offering Status

As of February 25, 2013, in connection with the Public Offering, the Company had issued 16,686,743 shares of the Company’s common stock for gross proceeds of approximately $165.8 million. Through February 25, 2013, the Company had received aggregate gross offering proceeds of approximately $168.2 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offering.

Acquisition of Boeing property

On February 15, 2013, the Company, through the Operating Partnership, acquired a three-story office facility located in Renton, Washington (the “Boeing property”). The Boeing property is leased in its entirety pursuant to two triple-net leases to The Boeing Company (“Boeing”), obligating Boeing to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately five years.

The purchase price of the Boeing property was $12.0 million, which was partially funded with a draw of $6.6 million from the KeyBank Credit Facility. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Public Offering.

Third Amendment to the Restated KeyBank Credit Agreement

On February 11, 2013, the Company entered into that certain Third Amendment to the Restated KeyBank Credit Agreement (the “Third Amendment”), pursuant to which the definition of “Pool LTV Ratio” in subsection (b) of Section 1.01 is revised to 60% if (i) no single mortgaged property represents greater than 35% of pool value (formerly 30%) and (ii) no mortgaged properties which share the same tenant represent greater than 35% of pool value (formerly 30%) in the aggregate and in subsection (d) of Section 1.01 to 50% if at any time following the six-month anniversary of the date of borrowing, any mortgaged property represents greater than 35% of pool value (formerly 30%).

Share Re-pricing

On January 31, 2013, the board of directors set a revised share offering price of $10.28 per share, which was announced on February 15, 2013, for the remainder of the Public Offering and the upcoming follow-on offering, primarily based on the NAV per share of the Company’s stock as of December 31, 2012. An independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate was engaged to appraise each of the properties owned by the Company as of December 31, 2012, in order to determine a gross asset value (the “GAV”). The GAV less management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 resulted in the NAV. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which are not audited. The Company offered shares of common stock in the Primary Public Offering at the initial price of $10.00 per share and shares of common stock pursuant to the distribution reinvestment plan at the initial price of $9.50 per share through February 14, 2013. Effective on February 15, 2013, the Company began offering shares in the Primary Public Offering at $10.28 per share and under the distribution reinvestment plan at a price equal to 95% of the revised share offering price, which is approximately $9.77 per share.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Amendment and Restatement of Distribution Reinvestment Plan

On January 31, 2013, the Company’s board of directors amended and restated the DRP to state that the purchase price for shares pursuant to the DRP shall be equal to 95% of the per share offering price of the Company’s common stock, until the earliest to occur of (A) the date that all DRP shares registered have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC the unsold DRP shares, if any. The other material terms of the DRP were otherwise unchanged. The amended and restated DRP will be effective on February 25, 2013.

Amended Share Redemption Program

On January 31, 2013, the Company’s board of directors amended the share redemption program (the “SRP”) to revise the redemption price per share for shares purchased under the SRP. Pursuant to the amendments to the SRP, as long as the Company is engaged in an offering, the redemption price per share shall be as shown below. The amended and restated SRP will be effective on March 17, 2013.

Period of Time Held	Redemption Price
At least one year	Lower of $9.25 or the price paid by the stockholder
At least two years	Lower of $9.50 or the price paid by the stockholder
At least three years	Lower of $9.75 or the price paid by the stockholder
At least four years	Lower of $10.28 or the price paid by the stockholder

Declaration of Distributions

On January 31, 2013, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from February 15, 2013 through March 31, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

Repayment of KeyBank Bridge Loan

The $10.4 million draw from the KeyBank Bridge Loan used to partially fund the acquisition of the Comcast property, as discussed below, was paid in full on January 31, 2013.

Acquisition of Comcast property

On January 11, 2013, the Company, through the Operating Partnership, acquired a four-level office building located in Greenwood Village (Denver), CO (the “Comcast property”) from an unaffiliated third party. The Comcast property is 100% leased to Comcast Cable Holdings, LLC (“Comcast Holdings”), a wholly-owned subsidiary of Comcast Corporation, pursuant to a triple-net lease, obligating Comcast Holdings to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately nine years.

The purchase price for the Comcast property was $27.0 million, which was partially funded with a draw of $16.2 million from the KeyBank Credit Facility and a draw of approximately $10.4 million from the KeyBank Bridge Loan. The remainder of the purchase price and other closing fees and expenses were funded with proceeds from the Public Offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2012						Life on which depreciation in latest income statement is computed
Description	Property Type	ST	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Plainfield	Office/Laboratory	IL	$20,257,850		$3,708,916	$27,335,306	$2,217,126	$3,708,916	$29,552,432	$33,261,348	$4,659,804	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,030,000		1,400,000	18,803,857	1,389,656	1,400,000	20,193,513	21,593,513	2,873,052	N/A	6/18/2009	5-40 years
Will Partners	Warehouse/Distribution	IL	16,900,000		1,494,108	23,416,016	—	1,494,108	23,416,016	24,910,124	2,458,476	N/A	6/4/2010	5-40 years
Emporia Partners	Office/ Industrial/Distribution	KS	4,757,113		274,110	7,567,473	—	274,110	7,567,473	7,841,583	759,641	N/A	8/27/2010	5-40 years
ITT	Office	CA	5,070,000		2,877,062	4,221,900	5,278	2,877,062	4,227,178	7,104,240	621,955	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	—		1,949,600	10,235,736	6,020	1,949,600	10,241,756	12,191,356	762,278	N/A	12/30/2010	5-40 years
LTI	Office/Laboratory/ Manufacturing	CA	33,476,326		15,300,000	50,122,486	—	15,300,000	50,122,486	65,422,486	3,793,207	N/A	5/13/2011	5-40 years
AT&T	Office/Data Center	WA	22,000,000		6,770,223	32,420,340	459,354	6,770,223	32,879,694	39,649,917	1,342,154	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	27,095,000		2,650,000	29,095,594	—	2,650,000	29,095,594	31,745,594	827,264	N/A	3/22/2012	5-40 years
GE	Assembly/ Manufacturing	NJ	6,838,716		3,773,000	9,030,094	—	3,773,000	9,030,094	12,803,094	247,078	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,660,000		2,600,000	13,500,000	74,513	2,600,000	13,574,513	16,174,513	305,970	N/A	6/28/2012	5-40 years
Zeller Plastik	Manufacturing	IL	9,360,000		2,673,700	13,229,416	—	2,673,700	13,229,416	15,903,116	73,146	N/A	11/8/2012	5-40 years
Northrop Grumman	Office	OH	10,200,000		1,300,000	16,187,845	—	1,300,000	16,187,845	17,487,845	132,025	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,590,000		4,181,800	18,072,085	—	4,181,800	18,072,085	22,253,885	41,999	N/A	12/18/2012	5-40 years

			$192,235,005	(1)	$50,952,519	$273,238,148	$4,151,947	$50,952,519	$277,390,095	$328,342,614	$18,898,049

	Activity for the years ended December 31,
	2012		2011	2010
Real estate facilities
Balance at beginning of year	$172,333,825		$106,896,144	$54,407,524
Acquisitions	155,484,096		65,422,486	52,036,005
Improvements	255,417		—	452,615
Construction-in-progress	269,276	(2)	15,195	—

Balance at end of year	$328,342,614		$172,333,825	$106,896,144

Accumulated depreciation
Balance at beginning of year	$9,471,264		$3,862,595	$920,919
Depreciation expense	9,426,785		5,608,669	2,941,676

Balance at end of year	$18,898,049		$9,471,264	$3,862,595

Real estate facilities, net	$309,444,565		$162,862,561	$103,033,549

(1)	Amount does not include loan fees of $0.4 million incurred as part of the amendment and restatement to the credit agreement with KeyBank effective November 18, 2011, loan valuation premium of $0.5 million related to the debt assumed in the LTI and GE property acquisitions, and $1.7 million used to pay down the Mezzanine Loan discussed in Note 4, Debt.
(2)	Amount is net of $0.01 million of construction-in-progress from 2011 which was not completed and therefore expensed in the current year.

S-1