Form 10-Q
period 2013-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2013-05-08
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2013: 19,428,239 $0.001 par value per share.

FORM 10-Q

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the risk factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission, and Part II Item 1A in this Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$28,065,352	$5,672,611
Restricted cash	8,067,038	5,569,678
Real estate:
Land	57,098,399	50,952,519
Building and improvements	228,520,566	209,056,922
Tenant origination and absorption cost	80,697,436	68,333,173

Total real estate	366,316,401	328,342,614
Less: accumulated depreciation and amortization	(22,444,260)	(18,898,049)

Total real estate, net	343,872,141	309,444,565
Above market leases, net	7,406,516	6,981,667
Deferred rent	3,321,073	2,869,025
Deferred financing costs, net	3,128,787	2,148,377
Prepaid expenses and other assets	1,436,217	1,360,495
Real estate acquisition and other deposits	1,600,000	750,000

Total assets	$396,897,124	$334,796,418

LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $417,789 and $452,283, respectively	$170,993,121	$65,782,288
KeyBank Credit Facility	48,199,848	129,030,000

Total debt	219,192,969	194,812,288
Restricted reserves	6,159,901	4,447,560
Accounts payable and other liabilities	3,784,301	3,611,431
Distributions payable	760,699	620,839
Due to affiliates	580,238	520,951
Below market leases, net	8,929,192	9,176,658

Total liabilities	239,407,300	213,189,727

Commitments and contingencies (Note 7)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2013 and December 31, 2012	4,886,686	4,886,686
Common stock subject to redemption	4,985,480	3,439,347
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 17,837,874 and 13,376,868 shares outstanding, respectively	178,356	133,565
Additional paid-in capital	151,518,621	112,794,444
Cumulative distributions	(11,859,305)	(9,192,318)
Accumulated deficit	(8,938,148)	(7,966,871)

Total stockholders’ equity	130,899,524	95,768,820
Noncontrolling interests	16,718,134	17,511,838

Total equity	147,617,658	113,280,658

Total liabilities and equity	$396,897,124	$334,796,418

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental income	$8,179,245	$4,396,478
Property expense recoveries	1,667,315	598,107

Total revenue	9,846,560	4,994,585

Expenses:
Asset management fees to affiliates	666,500	367,319
Property management fees to affiliates	266,177	126,862
Property operating expense	767,207	25,128
Property tax expense	970,055	562,456
Acquisition fees and expenses to non-affiliates	255,779	681,555
Acquisition fees and expenses to affiliates	1,170,000	2,286,000
General and administrative expenses	588,968	494,410
Depreciation and amortization	3,546,211	1,889,909

Total expenses	8,230,897	6,433,639

Income (loss) from operations	1,615,663	(1,439,054)
Other income (expense):
Interest expense	(2,708,794)	(1,607,160)
Interest income	174	197

Net loss	(1,092,957)	(3,046,017)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(73,631)	(57,637)

Net loss including distributions to redeemable noncontrolling interests attributable to common stockholders	(1,166,588)	(3,103,654)

Net loss attributable to noncontrolling interests	(195,311)	(1,075,244)

Net loss attributable to common stockholders	$(971,277)	$(2,028,410)

Net loss attributable to common stockholders per share, basic and diluted	$(0.06)	$(0.32)

Weighted average number of common shares outstanding, basic and diluted	15,860,452	6,333,828

Distributions declared per common share	$(0.17)	$(0.17)

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2011	5,667,551	$56,611	$47,872,560	$(3,085,438)	$(3,772,346)	$41,071,387	$21,786,577	$62,857,964
Gross proceeds from issuance of common stock	7,444,210	74,442	74,367,658	—	—	74,442,100	—	74,442,100
Discount on issuance of common stock	—	—	(357,641)	—	—	(357,641)	—	(357,641)
Offering costs including dealer manager fees to affiliates	—	—	(8,855,762)	—	—	(8,855,762)	—	(8,855,762)
Distributions to common stockholders	—	—	—	(3,374,610)	—	(3,374,610)	—	(3,374,610)
Issuance of shares for distribution reinvestment plan	287,607	2,732	2,729,538	(2,732,270)	—	—	—	—
Repurchase of common stock	(22,500)	(220)	(219,130)	—	—	(219,350)	—	(219,350)
Repurchase of noncontrolling interests			(10,509)			(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(2,732,270)	—	—	(2,732,270)	—	(2,732,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,333,749)	(2,333,749)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(98,921)	(98,921)
Net loss	—	—	—	—	(4,194,525)	(4,194,525)	(1,739,105)	(5,933,630)

BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	4,366,284	43,883	43,838,888	—	—	43,882,771	—	43,882,771
Discount on issuance of common stock	—	—	(279,151)	—	—	(279,151)	—	(279,151)
Offering costs including dealer manager fees to affiliates	—	—	(4,461,989)	—	—	(4,461,989)	—	(4,461,989)
Distributions to common stockholders	—	—	—	(1,386,493)	—	(1,386,493)	—	(1,386,493)
Issuance of shares for distribution reinvestment plan	132,158	1,281	1,279,213	(1,280,494)	—	—	—	—
Repurchase of common stock	(37,436)	(373)	(372,290)	—	—	(372,663)	—	(372,663)
Additions to common stock subject to redemption	—	—	(1,280,494)	—	—	(1,280,494)	—	(1,280,494)
Distributions to noncontrolling interests	—	—	—	—	—	—	(582,374)	(582,374)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(16,019)	(16,019)
Net loss	—	—	—	—	(971,277)	(971,277)	(195,311)	(1,166,588)

BALANCE March 31, 2013	17,837,874	$178,356	$151,518,621	$(11,859,305)	$(8,938,148)	$130,899,524	$16,718,134	$147,617,658

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(1,092,957)	$(3,046,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	1,528,346	946,799
Amortization of intangible assets	2,017,865	943,110
Amortization of above and below market leases, net	(44,334)	(143,152)
Amortization of deferred financing costs	551,484	190,195
Amortization of debt premium	(34,494)	(21,470)
Deferred rent	(452,048)	(271,869)
Change in operating assets and liabilities:
Due from affiliates, net	—	459,521
Prepaid expenses and other assets	(75,722)	(398,744)
Rent collections received in restricted cash collateral account	(804,230)	—
Operating reserves due to debt refinancing	19,211	—
Accounts payable and other liabilities	438,509	751,420
Due to affiliates, net	59,287	2,356,882

Net cash provided by operating activities	2,110,917	1,766,675

Investing Activities:
Acquisition of properties, net	(38,600,000)	(76,200,000)
Real estate acquisition and other deposits	(850,000)	649,960
Payments for construction-in-progress	(1,768)	(1,005)

Net cash used in investing activities	(39,451,768)	(75,551,045)

Financing Activities:
Proceeds from borrowings	138,765,000	72,224,015
Principal payoff of secured indebtedness	(113,995,152)	(10,463,217)
Principal amortization payments on secured indebtedness	(354,673)	(294,182)
Deferred financing costs	(1,531,894)	(792,507)
Issuance of common stock, net	39,141,631	12,382,622
Repurchase of common stock	(372,663)	(9,250)
Distributions to noncontrolling interests	(664,974)	(672,065)
Distributions to common stockholders	(1,253,683)	(562,984)

Net cash provided by financing activities	59,733,592	71,812,432

Net increase (decrease) in cash and cash equivalents	22,392,741	(1,971,938)
Cash and cash equivalents at the beginning of the period	$5,672,611	$5,429,440

Cash and cash equivalents at the end of the period	$28,065,352	$3,457,502

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,727,924	$908,948
Supplemental Disclosures of Non-cash Transactions:
Restricted cash- assumed upon acquisition/contribution of real estate assets by non-affiliates/affiliates	$1,572,940	$—
Restricted cash- ongoing reserve paid by tenant for improvements and other operating expenses	$168,239	$184,152
Increase (decrease) in distributions payable to noncontrolling interests	$7,050	$(1,836)
Increase in distributions payable to common stockholders	$132,810	$38,346
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$73,631	$57,637
Common stock issued pursuant to the distribution reinvestment plan	$1,280,494	$461,599
Common stock redemptions funded subsequent to year-end	$107,024	$30,000

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1.	Organization

Griffin Capital Essential Asset REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant properties that are essential to the tenant’s business, and expects to use a substantial amount of the net proceeds from the Public Offerings (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for each taxable year ended since December 31, 2010. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offerings. The Company’s Sponsor was formed in 1995 to engage principally in acquiring and developing office and industrial properties.

Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company’s board of directors.

On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). On November 6, 2009, the Company began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the “Initial Public Offering”) and terminated the Private Offering.

On February 15, 2013, the Company announced the revised share offering price under the Initial Public Offering of $10.28 per share, and a revised price under the DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. The revised share price was primarily based on the NAV per share of the Company’s stock as of December 31, 2012. An independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate was engaged to appraise each of the properties owned by the Company as of December 31, 2012, in order to determine a gross asset value (the “GAV”). The GAV less management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 resulted in the NAV. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which are not audited.

On April 25, 2013, the Company terminated its Initial Public Offering and, on April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). (See Note 9, Subsequent Events).

As of March 31, 2013 and December 31, 2012, the Company had 17,837,874 and 13,376,868 shares outstanding, respectively, under the Private Offering and the Initial Public Offering, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of March 31, 2013 and December 31, 2012, the Company had issued $5.1 million and $3.8 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling $0.1 million and $0.4 million, respectively (See Note 7, Commitments and Contingencies — Share Redemption Program). Since inception, the Company had redeemed $0.6 million of common stock pursuant to the share redemption plan as of March 31, 2013.

Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offerings. On February 25, 2013, the Company and the Dealer Manager entered into a new dealer manager agreement for the Follow-On Offering. The dealer manager agreement may be terminated by either party upon prior written notice.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2013, the Company owned approximately 82% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 12% of the limited partnership units of the Operating Partnership. The remaining approximately 6% of the limited partnership units were owned by third parties. During the year ended December 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2013.

The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company removed interest income and interest expense as a component of total revenue and total expenses, respectively, on the consolidated statements of operations and now presents interest income and interest expense as non-operating other income (expense) for all periods presented. The Company also removed real estate acquisition and other deposits from prepaid expenses and other assets on the consolidated balance sheets and the consolidated statements of cash flows and now presents them as a separate line item for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2013 and December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of March 31, 2013 and December 31, 2012.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of March 31, 2013 and December 31, 2012, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $8.1 million and $5.6 million, respectively.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2013 totaled $1.4 million.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Depreciation

The purchase price of real estate acquired and costs related to development, construction, and property improvements are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant origination and absorption cost	Remaining contractual lease term
In-place lease valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases

Depreciation expense for buildings and improvements for the three months ended March 31, 2013 and 2012 was $1.5 million and $0.9 million, respectively.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2013 and December 31, 2012, the Company did not record any impairment charges related to the real assets or intangible assets and liabilities.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of March 31, 2013, there were no leases that provide for contingent rental income.

During the three months ended March 31, 2013 and 2012, the Company recognized deferred rent from tenants of $0.5 million and $0.3 million, respectively. As of March 31, 2013 and December 31, 2012, the cumulative deferred rent balance was $3.3 million and $2.9 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance, expenses and certain other recoverable expenses, including property taxes and insurance (collectively “CAM”), is recognized as revenue in the period in which the related expenses are incurred. The Company estimates CAM for the year and collects the estimated CAM in equal monthly installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the estimated CAM paid by the tenant during the year to the actual amount of CAM incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain property operating expenses.

Organizational and Offering Costs

Organizational and offering costs of the Primary Public Offerings are paid by the Sponsor, on behalf of the Advisor, for the Company and are reimbursed from the proceeds of the Public Offerings at the estimated rate as disclosed in the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Company’s prospectus. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) to be paid by the Company in connection with the Public Offerings, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of March 31, 2013, organizational and offering costs did not exceed the limitations. (See Note 6, Related Party Transactions.)

The Advisor has incurred organizational and offering costs on the Company’s behalf, including those due to the Advisor, as follows:

	March 31, 2013	December 31, 2012
Cumulative offering costs- Private and Initial Public Offerings	$20,615,574	$16,153,585

Cumulative organizational costs- Private and Initial Public Offerings	$403,462	$396,484

Organizational and offering costs advanced by and due to the Advisor (1)	$120,956	$137,425

(1)	As of March 31, 2013 and December 31, 2012, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of March 31, 2013 is comprised of financing costs incurred for the KeyBank Credit Facility (as defined herein), KeyBank Bridge Loan (as defined herein), and Midland Mortgage Loan (as defined herein), discussed in Note 4, Debt. As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $3.1 million and $2.1 million, respectively. The $1.0 million increase relates to (1) $1.5 million in additional deferred financing costs related to the Midland Mortgage Loan; (2) a $0.2 million write off of deferred financing costs as a result of the refinancing of eight properties, which previously served as security for the KeyBank Credit Facility; and (3) $0.3 million of amortization for the three months ended March 31, 2013.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

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

Share-Based Compensation

The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of March 31, 2013.

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of March 31, 2013, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable, as defined in Note 4, Debt. Other than the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and GE properties discussed in Note 4, Debt, the amounts of the financial instruments presented in the consolidated financial statements, including the Midland Mortgage Loan and KeyBank Credit Facility, substantially approximate their fair value as of March 31, 2013 and December 31, 2012. The fair value of the four mortgage loans in the table below is estimated using borrowing rates available to the Company for debt instruments with similar terms and maturities as shown in the table below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2013 and year ended December 31, 2012.

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$22,763,888	$20,180,215	$22,833,914	$20,257,850

Emporia Partners	$5,118,225	$4,679,175	$5,307,403	$4,757,113

LTI (1)	$35,374,457	$33,309,736	$35,555,789	$33,476,326

GE (1)	$7,297,007	$6,806,206	$7,332,566	$6,838,716

(1)	The carrying value at March 31, 2013 includes a debt premium of $0.2 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2013 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2013 the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2013 and December 31, 2012, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2013. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company’s adoption of ASU No. 2013-02 did not have a material impact on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company’s adoption of ASU No. 2013-01 did not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company’s adoption of ASU No. 2011-01 did not have a material impact on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

3.	Real Estate

As of March 31, 2013, the Company’s real estate portfolio consisted of 16 properties including office, warehouse, and manufacturing facilities with a combined acquisition value of $364.2 million, including the allocation of the purchase price to above and below-market lease valuation.

2013 Acquisitions

During the three months ended March 31, 2013, the Company acquired two properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $39.0 million as shown below.

Property	Acquisition Date	Tenant	Industry	Property Type	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Credit Facility (2)	Other Debt Financing (2)	Year of Lease Expiration	2013 Annualized Gross Base Rent (3)
Comcast Greenwood Village, CO	1/11/2013	Comcast Holdings, LLC	Telecommunications	Office	$27,000,000	157,300	$810,000	$16,200,000	$10,365,000	2021	$2,195,000
Boeing Renton, WA	2/15/2013	The Boeing Company	Aerospace	Office	12,000,000	70,100	360,000	6,600,000	—	2017	1,495,000

					$39,000,000	227,400	$1,170,000	$22,800,000	$10,365,000		$3,690,000

(1)	The Advisor receives acquisition fees and expense reimbursements equal to 2.5% and 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.
(2)	Represents borrowings from the KeyBank Credit Facility and KeyBank Bridge Loan discussed in Note 4, Debt. The remaining purchase price was funded with net proceeds raised in the Initial Public Offering.
(3)	Gross base rent is based on the contractual rental payments for the 12-month period subsequent to March 31, 2013. Total rental income received for the Comcast and Boeing properties for the three months ended March 31, 2013 was $0.5 and $0.2 million, respectively, based on an acquisition date of January 11, 2013 and February 15, 2013, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following summarizes the purchase price allocation of the 2013 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above market	Total
Comcast	$3,145,880	$14,170,560	$8,655,578	$627,982	$26,600,000	(1)
Boeing	3,000,000	5,291,315	3,708,685	—	12,000,000

Total	$6,145,880	$19,461,875	$12,364,263	$627,982	$38,600,000

(1)	Amount represents the purchase price of $27.0 million, net of a $0.4 million credit from the seller for deferred maintenance costs netted against the building and improvements total.

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2013 had been included in operations as of January 1, 2012. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended March 31,
	2013	2012
Revenue	$10,155,804	$6,457,246

Net income (loss)	$248,768	$(4,494,945)

Net income (loss) attributable to common stockholders	$130,558	$(2,964,068)

Net income (loss) attributable to common stockholders per share, basic and diluted	$0.01	$(0.30)

The lease expirations of the Company’s 16 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2013	$23,969,222
2014	32,512,063
2015	32,960,189
2016	33,511,308
2017	32,886,621
Thereafter	138,827,626

Total	$294,667,029

Revenue Concentration

The aggregate gross rental income for the 12-month period subsequent to March 31, 2013, as a percentage of total rent, by property, based on the respective in-place leases, is as follows:

Property	Location	Percentage of total rent
LTI	Carlsbad, CA	12.9%
Health Net	Rancho Cordova, CA	10.2
AT&T	Redmond, WA	9.6
Westinghouse	Cranberry Township, PA	8.8
Plainfield	Plainfield, IL	7.9

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Property	Location	Percentage of total rent
Will Partners	Monee, IL	7.1
Comcast	Greenwood Village, CO	6.7
Renfro	Clinton, SC	5.8
All others	Various	31.0

Total		100.0%

The aggregate gross rental income for the 12-month period subsequent to March 31, 2013, as a percentage of total rent, by state, based on the respective in-place leases, is as follows:

State	Rent	Number of Tenants	Percentage of total rent
California	$8,299,000	3	25.4%
Illinois	6,174,000	3	18.9
Colorado	4,659,000	3	14.3
Washington	4,618,000	2	14.2
Pennsylvania	2,887,000	1	8.8
South Carolina	1,898,000	1	5.8
All others	4,107,000	3	12.6

Total	$32,642,000	16	100%

The aggregate gross rental income for the 12-month period subsequent to March 31, 2013, as a percentage of total rent, by industry, based on the respective in-place leases, is as follows:

Industry	Rent	Number of Tenants	Percentage of total rent
Consumer products	$6,971,000	4	21.4%
Telecommunications	5,318,000	2	16.3
Insurance	4,579,000	2	14.0
Biotechnology	4,206,000	1	12.9
Aerospace	4,116,000	3	12.7
Energy	2,887,000	1	8.8
Engineering	2,587,000	1	7.9
All others	1,978,000	2	6.0

Total	$32,642,000	16	100%

Tenant Security Deposits

Tenant security deposits as of March 31, 2013 and December 31, 2012, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No security deposits were received for the other 15 tenant leases and, therefore, the Company bears the full risk of tenant rent collections and restoration costs. Tenant receivables as of March 31, 2013 and December 31, 2012 totaled less than $0.01 million.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

	Balance March 31, 2013	Balance December 31, 2012
In-place lease valuation (above market)	$8,534,172	$7,906,191
In-place lease valuation (above market)- accumulated amortization	(1,127,656)	(924,524)

In-place lease valuation (above market), net	$7,406,516	$6,981,667

In-place lease valuation (below market)	$(10,741,713)	$(10,741,713)
In-place lease valuation (below market)- accumulated amortization	1,812,521	1,565,055

In-place lease valuation (below market), net	$(8,929,192)	$(9,176,658)

Tenant origination and absorption cost	$80,697,436	$68,333,173
Tenant origination and absorption cost- accumulated amortization	(10,853,462)	(8,835,599)

Tenant origination and absorption cost, net	$69,843,974	$59,497,574

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.5 years and 8.9 years as of March 31, 2013 and December 31, 2012, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2013	2012
In-place lease valuation, net	$(44,334)	$(143,152)
Tenant origination and absorption cost	$2,017,865	$943,110

As of March 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.2) million and $8.7 million, respectively, each year for the next five years. As of December 31, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.2) million and $6.9 million, respectively, each year for the next five years.

Restricted Cash

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2012	Additions	Utilizations	Balance March 31, 2013
Plainfield (1)	$496,547	$25,000	$—	$521,547
Will Partners (1)	257,347	26,257	(28,838)	254,766
Emporia Partners (2)	679,497	116,982	—	796,479
ITT (3)	342,512	—	(342,512)	—
Quad/Graphics (3)	260,000	—	(260,000)	—
GE (4)	5,000	—	—	5,000
Health Net (5)	3,528,775	—	—	3,528,775
Comcast (5)	—	1,572,940	—	1,572,940
Midland Mortgage Loan Reserves (6)	—	583,301	—	583,301
Midland Mortgage Loan Restricted Lockbox (7)	—	804,230	—	804,230

Total	$5,569,678	$3,128,710	$(631,350)	$8,067,038

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

(1)	Additions to the reserve balance are funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.
(2)	The balance at March 31, 2013 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, the balance at March 31, 2013 consists of tax and insurance reserves totaling $0.3 million, which were funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.
(3)	Prior year balance represents capital expenditure reserves, which were held by the lender. The reserves were released on February 28, 2013, in conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, as discussed in Note 4, Debt.
(4)	Balance represents a required impressed balance in the lender-controller account.
(5)	Addition represents a tenant improvement reserve funded by the seller and held by the lender. The reserve is expected to be utilized in 2013. See supplemental disclosures on the consolidated statements of cash flows.
(6)	Addition represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 4, Debt. These deferred maintenance projects will be completed in 2013.
(7)	As part of the terms of the Midland Mortgage Loan, as discussed in Note 4, Debt, rent collections from the eight properties which serve as collateral thereunder, are received in a designated cash collateral account which is controlled by the lender until the designated payment date and the excess cash is transferred to the appropriate property operating accounts.

4.	Debt

As of March 31, 2013 and December 31, 2012, the Company’s debt consisted of the following:

	Balance as of March 31, 2013	Balance as of December 31, 2012	Contractual Interest Rate As of March 31, 2013 (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,180,215	$20,257,850	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,679,175	4,757,113	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	33,309,736	33,476,326	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	250,503	271,973	—		—	—
GE Mortgage Loan	6,806,206	6,838,716	5.98%		Principal and Interest	June 2016
GE Mortgage Loan Premium	167,286	180,310	—		—	—
Midland Mortgage Loan	105,600,000	—	3.94%		Interest Only through March 2017/Principal and Interest thereafter	March 2023

Mortgage Loan Total	170,993,121	65,782,288
KeyBank Credit Facility	48,199,848	129,030,000	2.96	%(2)	Interest Only	November 2014 (3)

Total	$219,192,969	$194,812,288

(1)	The weighted average interest rate of the Company’s fixed-rate debt as of March 31, 2013 was approximately 4.8%.
(2)	Under the terms of the KeyBank Credit Facility, the interest rate on the KeyBank Credit Facility is a one-month LIBO Rate + 2.75%. As of March 31, 2013 the LIBO Rate was 0.21%.
(3)	The KeyBank Credit Facility allows for a one-year extension, as long as an event of default does not exist. Maturity date assumes the one-year extension is exercised.

KeyBank Credit Facility

On January 11, 2013, in connection with the acquisition of the Comcast property, the Company, through the Operating Partnership, made a draw of $16.2 million under the $200.0 million credit facility with KeyBank National Association and other syndication partners under which $175.0 million has been committed (the “KeyBank Credit Facility”). On February 15, 2013, in connection with the acquisition of the Boeing property, the Company made an additional draw of $6.6 million from the KeyBank Credit Facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

On February 11, 2013, the Company entered into that certain Third Amendment to the Restated KeyBank Credit Agreement (the “Third Amendment”), pursuant to which the definition of the Pool Loan-to-Value Ratio (“Pool LTV Ratio”) was revised to 60% if (i) no single mortgaged property represents greater than 35% of pool value (formerly 30%) and (ii) no mortgaged properties which share the same tenant represent greater than 35% of pool value (formerly 30%) in the aggregate and to 50% if at any time following the six-month anniversary of the date of borrowing, any mortgaged property represents greater than 35% of pool value (formerly 30%).

On February 28, 2013, a principal payment in the amount of $103.6 million was made on the KeyBank Credit Facility in conjunction with a refinancing whereby eight properties, which previously served as security for the KeyBank Credit Facility became collateral for the Midland Mortgage Loan discussed below.

As of March 31, 2013, $48.2 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast and Boeing properties. Per the terms of the Third Amendment, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($175.0 million) or the aggregate borrowing base availability ($48.2 million), therefore, the KeyBank Credit Facility was fully utilized as of March 31, 2013.

KeyBank Bridge Loan

On January 11, 2013, in connection with the acquisition of the Comcast property, the Company, through the Operating Partnership, made a draw of approximately $10.4 million pursuant to the bridge credit agreement with KeyBank National Association and one other syndication partner under which the Company may borrow up to $25.0 million (the “KeyBank Bridge Loan”). The KeyBank Bridge Loan is guaranteed by the Company’s Chief Executive Officer and Chairman, both personally and through his trust, the Company’s Sponsor, and the Company. The balance on the KeyBank Bridge Loan was paid in full on January 31, 2013. As of March 31, 2013, the borrowing availability on the KeyBank Bridge Loan was $25.0 million.

Midland Mortgage Loan

On February 28, 2013, certain property-owning special purpose entities (“SPEs”) wholly-owned by the Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due on the loan maturity date. The Midland Mortgage Loan is guaranteed by the Operating Partnership and is secured by a first lien on and individual security agreements on the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

Debt Covenant Compliance

Pursuant to the terms of the KeyBank Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants such as (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (1.85 to 1); (3) a minimum fixed charge ratio (1.60 to 1); (4) a maximum variable debt ratio (30%); (5) minimum tangible net worth of at least $50 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date; and (6) a minimum liquidity requirement of $3.0 million (as defined in the credit agreement).

Pursuant to the terms of the KeyBank Bridge Loan, the Operating Partnership, in consolidation with the Company, is subject to the same loan compliance covenants discussed above pursuant to the terms of the KeyBank Credit Facility. In addition, the terms of the KeyBank Bridge Loan require the Sponsor and the Company’s Chief Executive Officer and Chairman to maintain a minimum combined liquidity of $5.0 million and also requires the Company’s Chief Executive Officer and Chairman to maintain a minimum net worth of $75.0 million.

Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership, in consolidation with the Company, is required to maintain a debt service coverage ratio of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.

The Company was in compliance with all of its debt covenants as of March 31, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following summarizes the future principal repayments of all loans as of March 31, 2013 per the loan terms discussed above:

2013	$1,041,376
2014	49,683,491	(1)
2015	1,576,752
2016	38,564,152	(2)
2017	2,000,769
Thereafter	125,908,640	(3)

Total principal	218,775,180
Unamortized debt premium	417,789

Total debt	$219,192,969

(1)	Amount includes payment of the balance of the KeyBank Credit Facility upon expiration on November 18, 2014, assuming the one-year extension is exercised.
(2)	Amount includes payment of the balances of the LTI and GE mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the valuation premium of $0.4 million.
(3)	Amount includes payment of the balance of the Midland Mortgage Loan upon expiration in 2023.

5.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of March 31, 2013, noncontrolling interests were approximately 16% of total shares outstanding and approximately 18% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of March 31, 2013.

Operating partnership units issued pursuant to the Will Partners (World Kitchen, LLC) contribution are not included in equity. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2012 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Beginning balance	$17,511,838	$21,786,577
Repurchase of noncontrolling interests	—	(102,964)
Contribution of noncontrolling interests	—	—
Additions to noncontrolling interests subject to redemption	—	—
Distributions to noncontrolling interests	(582,374)	(2,333,749)
Allocated distributions to noncontrolling interests subject to redemption	(16,019)	(98,921)
Net loss	(195,311)	(1,739,105)

Ending balance	$16,718,134	$17,511,838

6.	Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2013:

	Payable December 31, 2012	Incurred	Paid	Payable March 31, 2013
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$1,170,000	$1,170,000	$—
Operating expenses	117,136	139,479	117,136	139,479
Asset management fees	195,705	666,500	634,490	227,715
Property management fees	70,685	266,177	244,773	92,089
Costs advanced by the Advisor	137,425	379,239	395,709	120,955

Total amount payable to the Advisor	$520,951	$2,621,395	$2,562,108	$580,238

Dealer Manager fees	$81,100	$4,108,990	$4,147,277	$42,813

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of March 31, 2013 and December 31, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs.

Advisory and Dealer Manager Agreements

The Company does not currently expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an Advisory Agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Public Offerings. Each of the agreements entitles the Advisor and the Dealer Manager to specified fees and incentives upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)	The Dealer Manager is entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offerings. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offerings. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the DRP.

Dealer Manager Fee (Dealer Manager)	The Dealer Manager is entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Primary Public Offerings. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the DRP.

Reimbursement of Organization and Offering Expenses (Advisor)	The Company is required under the Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offerings, excluding sales commissions and dealer manager fees. The Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offerings. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts.

Acquisition Fees and Expenses (Advisor)	Under the Advisory Agreement the Advisor receives acquisition fees equal to 2.5% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Asset Management Fee (Advisor)	The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offerings, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three months ended March 31, 2013 and 2012 approximately $0.1 million and $0.08 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Distribution Reinvestment Plan

The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ prior written notice to stockholders.

The Company registered 7,500,000 shares of common stock pursuant to the DRP for the Initial Public Offering at a price of $9.50 per share, which price was revised, effective on February 25, 2013, to 95% of the revised share price of the Initial Public Offering of $10.28 per share, which is approximately $9.77 per share. The amended and restated DRP states that the purchase price for shares pursuant to the DRP shall be equal to 95% of the per share offering price of the Company’s common stock, until the earliest to occur of (A) the date that all DRP shares registered have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC the unsold DRP shares, if any. The other material terms of the DRP were otherwise unchanged.

As of March 31, 2013 and December 31, 2012, $5.1 million and $3.8 million in shares, respectively, had been issued under the DRP.

Share Redemption Program

The Company adopted a share redemption program (the “SRP”) that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Through March 16, 2013, the amount paid to redeem stock was the redemption price set forth in the following table, which is based upon the number of years the stock is held:

Number of Years Held	Redemption Price
Less than one	No redemption allowed
One or more but less than two	92.5% of redemption amount
Two or more but less than three	95.0% of redemption amount
Three or more but less than four	97.5% of redemption amount
Four or more	100.0% of redemption amount

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Effective March 17, 2013, the Company’s board of directors amended the SRP to revise the redemption price per share for shares purchased under the SRP. Pursuant to the amendments to the SRP, as long as the Company is engaged in an offering, the redemption price per share shall be as shown below.

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

As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the DRP.

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of March 31, 2013 and December 31, 2012, $5.1 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception, through March 31, 2013, the Company redeemed 71,936 shares of common stock for approximately $0.7 million at a weighted average price per share of $9.79 pursuant to the SRP. As of March 31, 2013, there were 10,974 shares subject to redemption requests to be processed subsequent to March 31, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2013. On April 30, 2013, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.75. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days’ written notice at any time.

8.	Declaration of Distributions

On February 25, 2013, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from April 1, 2013 through June 30, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

9.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 62,602 shares of the Company’s common stock for gross proceeds of approximately $0.6 million from April 26, 2013 through May 6, 2013. As of May 6, 2013, the Company had received aggregate gross offering proceeds of approximately $194.5 million from the sale of shares in the Private Offering, which commenced on February 20, 2009 and terminated on November 6, 2009, and the Public Offerings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Acquisition of United Technologies Corporation property

On May 3, 2013, the Company, through the Operating Partnership, acquired a six-story office facility located in Charlotte, North Carolina (the “UTC property”). The UTC property is leased in its entirety pursuant to a triple-net lease to United Technologies Corporation (“UTC”), obligating UTC to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 12 years.

The purchase price of the UTC property was $39.2 million, which was partially funded with a draw of $16.3 million from the KeyBank Credit Facility and a draw of $14.5 million from the KeyBank Bridge Loan. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Initial Public Offering.

Acquisition of Schlumberger property

On May 1, 2013, the Company, through the Operating Partnership, acquired a six-story office facility located in Houston, Texas (the “Schlumberger property”). The Schlumberger property is leased primarily (97%) pursuant to a triple-net lease to Schlumberger Technology Corporation (“Schlumberger Technology”), obligating Schlumberger Technology to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 10 years.

The purchase price of the Schlumberger property was $48.8 million, which was partially funded with a draw of $20.3 million from the KeyBank Credit Facility. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Initial Public Offering.

Follow-On Offering

On April 25, 2013, the Company terminated the Initial Public Offering and on April 26, 2013, began selling, pursuant to a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share and $100 million in shares of common stock, consisting of approximately 10.2 million shares, pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (the “Follow-On Offering”).

Investment in HealthSpring property

On April 12, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Company, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “Healthspring property”). The Healthspring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately nine years.

The DST purchased the HealthSpring property for a purchase price of $36.4 million. The Company acquired a 10% ownership interest in the DST on April 12, 2013 and may acquire additional interests in the DST in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.

Overview

We are a public, non-traded REIT that invests primarily in single tenant properties that are business essential to the tenant, diversified by corporate credit, physical geography, product type and lease duration. As described in more detail in Item 1 of this report, we were formed on August 28, 2008 and commenced operations on May 6, 2009. On February 25, 2013, we changed our name from Griffin Capital Net Lease REIT, Inc. to Griffin Capital Essential Asset REIT, Inc. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, our Advisor.

Under our initial public offering, we offered a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (together with the Primary Public Offering, the “Initial Public Offering”). As of March 31, 2013, we had issued 17,661,832 total shares of our common stock for gross proceeds of approximately $175.8 million in our Initial Public Offering, of which 532,760 shares, or $5.1 million, were issued pursuant to the distribution reinvestment plan (“DRP”). As of March 31, 2013, we redeemed 71,936 shares of common stock for approximately $0.7 million at a weighted average price per share of $9.79.

On April 25, 2013, we terminated our Initial Public Offering and, on April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”).

We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; and (5) two properties in two states (Colorado and Washington) for a total purchase price of approximately $39.0 million during the three months ended March 31, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, construction engineering services, education, printing, biotechnology, telecommunications, insurance, energy, and aerospace, as described in more detail in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we owned 16 properties, as shown in the table below, encompassing approximately 3.5 million rentable square feet with a current capitalization rate (“cap rate”) of 8.3% (1):

Property	Acquisition Date	Tenant	Industry	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Initial Cap Rate (1)	Annualized Gross Base Rent (2)	% of Annualized Gross Base Rent	2013 Annualized Net Effective Rent per Square Foot (3)	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	Renfro Corp	Consumer Products (Hosiery)	Manufacturing/ Distribution	1986	$21,700,000	566,500	42.2	8.58%	$1,898,000	5.8%	$3.35	2021
Plainfield Plainfield, IL	6/18/2009	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	Office/ Laboratory	1958-1991	32,660,000	176,000	29.1	7.70%	2,587,000	7.9%	14.70	2022
Will Partners Monee, IL	6/4/2010	World Kitchen, LLC	Consumer Products (Kitchen Accessories)	Manufacturing/ Distribution	2000	26,305,000	700,200	34.3	8.79%	2,311,000	7.1%	3.30	2020
Emporia Partners Emporia, KS	8/27/2010	Hopkins Enterprises, Inc.	Consumer Products (Automotive Parts)	Manufacturing/ Distribution	1954/2000	8,360,000	320,800	16.6	9.86%	1,486,000	4.6%	2.77	2020
ITT Los Angeles, CA	9/23/2010	ITT Educational Services, Inc.	Education	Office	1996/2010	7,800,000	35,800	3.5	9.78%	762,000	2.3%	21.28	2016
Quad/Graphics Loveland, CO	12/30/2010	World Color (USA), LLC	Printing	Printing Facility/Office	1986/1996/ 2009	11,850,000	169,800	15.0	10.26%	1,216,000	3.7%	7.16	2022
LTI Carlsbad, CA	5/13/2011	Life Technologies Corporation	Biotechnology	Office/ Flex Facility	1999	56,000,000	328,700	17.6	7.21%	4,206,000	12.9%	12.80	2022
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Telecommunications	Office/ Data Center	1995	40,000,000	155,800	8.4	7.58%	3,123,000	9.6%	20.04	2019
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Energy (Nuclear Fuel and Nuclear Services)	Engineering Facility	2010	36,200,000	118,000	25.0	7.97%	2,887,000	8.8%	24.47	2025
GE Whippany, NJ	5/31/2012	GE Aviation Systems	Aerospace	Assembly/ Manufacturing	1986	13,000,000	114,300	10.8	8.37%	1,111,000	3.5%	9.72	2018
Travelers Greenwood Village, CO	6/29/2012	Travelers Indemnity	Insurance	Office	1982/2005	16,100,000	131,000	6.4	7.44%	1,248,000	3.8%	9.53	2024
Zeller Plastik Libertyville, IL	11/8/2012	Zeller Plastik USA, Inc.	Consumer Products (Plastics)	Manufacturing	1992/2003	15,600,000	193,700	10.2	8.12%	1,276,000	3.9%	6.59	2022
Northrop Grumman Beavercreek, OH	11/13/2012	Northrop Grumman Systems Corp.	Aerospace	Office	2012	17,000,000	99,200	9.4	8.88%	1,510,000	4.6%	15.22	2019
Health Net Rancho Cordova, CA	12/18/2012	Health Net of California, Inc.	Insurance	Office	2002	22,650,000	145,900	8.0	9.08%	3,331,000	10.2%	22.83	2022
Comcast Greenwood Village, CO	1/11/13	Comcast Holdings, LLC	Telecommunications	Office	1980	27,000,000	157,300	6.2	8.03%	2,195,000	6.7%	13.95	2021
Boeing Renton, WA	2/15/13	The Boeing Company	Aerospace	Office	1990	12,000,000	70,100	5.0	7.80%	1,495,000	4.6%	21.33	2017

						$364,225,000	3,483,100	247.7	8.15%	$32,642,000	100.0%	$9.20

(1)

The initial cap rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. The current cap rate is determined by dividing the projected net rental payment for the twelve-month period subsequent to March 31, 2013 by the acquisition price. The total amount represents the weighted average capitalization rate.

(2)

The gross base rent is the contractual rental payments for the twelve-month period subsequent to March 31, 2013, taking into consideration contractual rent increases for the period presented. The gross base rent for the Health Net property includes contractual rental payments pursuant to the leases for the café and fitness center.

(3)

The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The gross base rent for the Emporia Partners property is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc., to arrive at annualized net effective rent. The total represents the average per square foot.

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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2012, we owned 9 properties, and, as shown in the table above, as of March 31, 2013 we owned 16 properties. We are a “blind pool” offering and in the early stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for the three months ended March 31, 2013 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. Certain variances on a “same store” basis are not indicative of the actual variance between periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2013	2012
Rental income	$8,179,245	$4,396,478	$3,782,767	86%
Property expense recoveries	$1,667,315	$598,107	$1,069,208	179%
Asset management fees to affiliates	$666,500	$367,319	$299,181	81%
Property management fees to affiliates	$266,177	$126,862	$139,315	110%
Property operating expense	$767,207	$25,128	$742,079	N/A
Property tax expense	$970,055	$562,456	$407,599	72%
Acquisition fees and expenses to non-affiliates	$255,779	$681,555	$(425,776)	(62%)
Acquisition fees and expenses to affiliates	$1,170,000	$2,286,000	$(1,116,000)	(49%)
General and administrative expenses	$588,968	$494,410	$94,558	19%
Depreciation and amortization	$3,546,211	$1,889,909	$1,656,302	88%
Interest expense	$2,708,794	$1,607,160	$1,101,634	69%

Rental Income

Rental income for the three months ended March 31, 2013 is comprised of rental income of $7.7 million and adjustments to straight-line contractual rent and in-place lease valuation amortization with a combined total of $0.5 million. Rental income for the three months ended March 31, 2013 increased by $3.8 million compared to the same period a year ago as a result of (1) $0.3 million in additional rental income as a result of a rent increase which took effect September 2012 and three full months of base rent activity related to the AT&T property; (2) $0.7 million in additional rental income related to the Westinghouse property as a result of three full months of base rent activity; (3) $2.7 million in additional rental income related to the acquisitions made subsequent to March 31, 2012; and (4) $0.1 million in additional straight-line adjustments to contractual rent and in-place lease valuation amortization.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $1.1 million compared to the same period a year ago as a result of (1) $0.1 million in property tax recoveries related to the GE and Zeller Plastik properties; and (2) $1.0 million increase in property expense recoveries for common area maintenance (“CAM”) costs related to the AT&T property which was acquired on January 31, 2012, and the Travelers, Northrop, Health Net, and Comcast properties acquired subsequent to March 31, 2012.

Property Expenses

Property expenses for the three months ended March 31, 2013 and 2012 totaled $2.7 million and $1.1 million, respectively, consisting of asset management fees, property management fees, property operating expenses, and property taxes. The total increase of $1.6 million compared to the same period a year ago is a result of (1) $0.3 million in asset management fees, of which $0.2 million relates to acquisitions made subsequent to March 31, 2012; (2) $0.1 million in property management fees, primarily related to acquisitions made subsequent to March 31, 2012; (3) $0.4 million in property taxes, primarily related to acquisitions made subsequent to March 31, 2012; and (4) $0.7 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly CAM reimbursements. In the prior year, only one of the leases for our properties contained such provisions.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates, which totaled $0.3 million for the three months ended March 31, 2013, decreased by $0.4 million compared to the three months ended March 31, 2012. Real estate acquisition fees and expenses to affiliates of $1.2 million represent the acquisition fees and expense reimbursement due to our Advisor based on the combined acquisition value of $39.0 million for the two properties acquired in the current period, compared to the combined acquisition value of $76.2 million for the acquisitions made in the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 increased by $0.1 million compared to the same period a year ago due to increased operating activity as discussed below. The $0.1 million increase is primarily due to the following: (1) an increase of $0.06 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; and (2) an increase of $0.04 million in unused commitment fees primarily relating to the KeyBank Credit Facility (as defined herein). As a result of the refinancing and payment that occurred on February 28, 2013, discussed in Note 4, Debt, the outstanding balance on the KeyBank Credit Facility was $48.2 million, resulting in an unused commitment of $126.8 million, compared to the unused commitment during the same period a year ago, which averaged between $20.0 million and $56.0 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 consisted of depreciation of building and building improvements of our properties of $1.5 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $2.0 million. The increase of $1.7 million as compared to the three months ended March 31, 2012 is a result of additional depreciation and amortization of (1) $0.4 million related to the acquisitions made during the three months ended March 31, 2013; and (2) $1.3 million related to the seven acquisitions made during the year ended December 31, 2012, which included three full months of activity compared to the partial months of activity for the two acquisitions during the three months ended March 31, 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 increased by $1.1 million compared to the same period in 2012 due to the following: (1) $0.1 million in additional mortgage interest expense related to the GE mortgage debt for which there were three full months of activity compared to none in the same period of the prior year; (2) $0.3 million related to new mortgage interest expense for the eight properties refinanced during the period which previously served as security for the KeyBank Credit Facility; (3) $0.4 million in additional interest expense related to the KeyBank Credit Facility (discussed below) as a result of the acquisitions made subsequent to March 31, 2012; and (4) $0.4 million in additional amortization of deferred financing costs related to new acquisitions. These increases are offset by a $0.1 million decrease in interest expense as it relates to the Mezzanine and bridge loans. Borrowings during the three months ended March 31, 2013 pursuant to the KeyBank Bridge Loan totaled $10.4 million and were paid in full on January 31, 2013 whereas during the same period in the prior year, a total of $21.4 million was borrowed on the Mezzanine Loan of which $10.9 million remained outstanding as of March 31, 2012.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, we evaluate events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, we assess whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

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

•

Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from our Primary Public Offerings or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Public Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net Loss	$(1,092,957)	$(3,046,017)
Adjustments:
Depreciation of building and improvements	1,528,347	946,799
Amortization of intangible assets	2,017,864	943,110

FFO/(FFO deficit)	$2,453,254	$(1,156,108)

Reconciliation of FFO MFFO
FFO/(FFO deficit)	$2,453,254	$(1,156,108)
Adjustments:
Acquisition fees and expenses to non-affiliates	255,779	681,555
Acquisition fees and expenses to affiliates	1,170,000	2,286,000
Revenues in excess of cash received (straight-line rents)	(452,048)	(271,869)
Amortization of above/(below) market rent	(44,334)	(143,152)

MFFO	$3,382,651	$1,396,426

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the KeyBank Credit Facility, KeyBank Bridge Loan, and assumed mortgage loans discussed below, and other investments.

Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from our Public Offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from our Public Offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

KeyBank Credit Facility

On January 11, 2013, in connection with the acquisition of the Comcast property, we, through our Operating Partnership, made a draw of $16.2 million from the $200.0 million credit facility with KeyBank National Association and other syndication partners under which $175.0 million has been committed (the “KeyBank Credit Facility”). On February 15, 2013, in connection with the acquisition of the Boeing property, we made an additional draw of $6.6 million from the KeyBank Credit Facility.

On February 11, 2013, we entered into that certain Third Amendment to the Restated KeyBank Credit Agreement (the “Third Amendment”), pursuant to which the definition of the Pool Loan-To-Value Ratio (“Pool LTV Ratio”) was revised to 60% if (i) no single mortgaged property represents greater than 35% of pool value (formerly 30%) and (ii) no mortgaged properties which share the same tenant represent greater than 35% of pool value (formerly 30%) in the aggregate and to 50% if at any time following the six-month anniversary of the date of borrowing, any mortgaged property represents greater than 35% of pool value (formerly 30%).

On February 28, 2013, a principal payment in the amount of $103.6 million was made on the KeyBank Credit Facility in conjunction with a refinancing whereby eight properties, which previously served as security for the KeyBank Credit Facility became collateral for the Midland Mortgage Loan discussed below.

As of March 31, 2013, $48.2 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast and Boeing properties. Per the terms of the Third Amendment, the maximum loan available is the lesser of the total commitments ($175.0 million) or the aggregate borrowing base availability ($48.2 million), therefore, the KeyBank Credit Facility was fully utilized as of March 31, 2013.

KeyBank Bridge Loan

On January 11, 2013, in connection with the acquisition of the Comcast property, we, through our Operating Partnership, made a draw of approximately $10.4 million pursuant to the bridge credit agreement with KeyBank National Association and one other syndication partner under which we may borrow up to $25.0 million (the “KeyBank Bridge Loan”). The balance on the KeyBank Bridge Loan was paid in full on January 31, 2013. As of March 31, 2013, the borrowing availability on the KeyBank Bridge Loan was $25.0 million.

Midland Mortgage Loan

On February 28, 2013, certain property-owning special purpose entities (“SPEs”) wholly-owned by our Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due on the loan maturity date. The Midland Mortgage Loan is guaranteed by our Operating Partnership and is secured by a first lien on and individual security agreements with the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

Other potential future sources of capital include proceeds from our Public Offerings, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility (other than the current KeyBank Credit Facility) or other third party source of liquidity, we will be heavily dependent upon the proceeds of our Public Offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements with proceeds received in our Public Offerings and operating cash flows generated from our properties and other properties we acquire in the future. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.

Our cash and cash equivalent balances increased by $22.4 million during the three months ended March 31, 2013 and were used in or provided by the following:

Operating Activities. During the three months ended March 31, 2013, we generated $2.1 million of net cash from operating activities, compared to $1.8 million generated during the same period in 2012. The net loss in the current period is offset by (1) non-cash adjustments of $3.6 million (consisting mainly of depreciation and amortization of $4.0 million less deferred rent of $0.4 million), which increased compared to the same period in 2012 in which the same non-cash adjustments totaled $1.6 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to March 31, 2012; and (2) cash used for working capital of $0.4 million compared to cash provided by working capital of $3.2 million for the three months ended March 31, 2012. The decrease in working capital is primarily due to the payment of acquisition fees and expenses totaling $2.3 million related to the AT&T and Westinghouse properties and the increase in restricted cash reserves totaling $0.8 million.

Investing Activities. During the three months ended March 31, 2013, we used $39.5 million in cash for investing activities related to (1) $38.6 million for the acquisitions made in the current period; and (2) $0.9 million in real estate acquisition and other deposits. The decrease in cash usage from $75.5 million for the three months ended March 31, 2012 is due to acquisitions made in the same period in the prior year having a combined acquisition value of $76.2 million.

Financing Activities. During the three months ended March 31, 2013, we generated $59.7 million in financing activities, compared to $71.8 million generated during the same period a year ago, a decrease in cash provided by financing activities of $12.1 million. The decrease in cash generated is the net result of a $93.3 million increase in the change in cash provided by financing activities compared to the prior year and a $105.4 million decrease in the change in cash used in financing activities compared to the prior year. The $93.3 million increase is comprised of: (1) an increase of $66.5 million in proceeds from borrowings, primarily related to borrowings on the Midland Mortgage Loan, the KeyBank Credit Facility, and KeyBank Bridge Loan discussed above; and (2) an increase of $26.8 million in the issuance of common stock during the three months ended March 31, 2013, compared to the same period a year ago. The $105.4 million decrease consists of the following: (1) an increase of $103.5 million in loan repayments for the KeyBank Credit Facility and KeyBank Bridge Loan discussed above; (2) a $0.1 million increase in loan amortization compared to the same period a year ago, including the addition of the GE mortgage debt; (3) a $0.7 million increase in distribution payments to common stockholders; (4) a $0.4 million increase in common stock repurchases; and (5) an increase in deferred financing costs of $0.7 million related to the borrowings on the Midland Mortgage Loan, KeyBank Credit Facility and KeyBank Bridge Loan, as a result of the AT&T, Westinghouse, GE, Travelers, Zeller Plastik, Northrop Grumman, Health Net, Comcast, and Boeing property acquisitions and the refinancing of debt that occurred in the current period.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in our Public Offerings;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Initial Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013			December 31, 2012
Distributions paid in cash — noncontrolling interests	$576,265			$2,334,972
Distributions paid in cash — redeemable noncontrolling interests (1)	88,709			358,617
Distributions paid in cash — common stockholders	1,253,683			3,164,685
Distributions reinvested (shares issued)	1,280,494			2,732,270

Total distributions	$3,199,151	(2)		$8,590,544

Source of distributions:
Cash flows provided by (used in) operations (3)	$2,110,917		66%	$5,058,053	59%
Proceeds from issuance of common stock (including distributions reinvested pursuant to DRP) (4)	1,088,234		34%	3,532,491	41%

Total sources	$3,199,151		100%	$8,590,544	100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the three months ended March 31, 2013) and noncontrolling interests (see consolidated statements of equity for the three months ended March 31, 2013) based on their respective ownership percentages as of March 31, 2013.
(2)	Total distributions declared but not paid as of March 31, 2013 were $0.5 million and $0.3 million for common stockholders and noncontrolling interests, respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the KeyBank Bridge Loan required periodic payments throughout the month in which a bridge facility draw is outstanding, equal to the net equity raised in our Public Offerings, as discussed in Note 4, Debt. Proceeds from the issuance of common stock were used to pay down the principal balance of the KeyBank Bridge Loan in full on January 31, 2013, totaling $10.4 million.

For the three months ended March 31, 2013, we paid and declared distributions of approximately $2.7 million to common stockholders including shares issued pursuant to the DRP, and approximately $0.7 million to the limited partners of our Operating Partnership, as compared to FFO and MFFO for the three months ended March 31, 2013 of $2.5 million and $3.4 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2013:

	Payments Due During the Years Ending December 31,
	Total		2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$218,775,180	(2)	$1,041,376	$51,260,243	$40,564,921	$125,908,640
Interest on outstanding debt obligations (3)	58,199,060		6,864,688	17,487,282	12,158,690	21,688,400

Total	$276,974,240		$7,906,064	$68,747,525	$52,723,611	$147,597,040

(1)	Amounts include principal payments only. As of March 31, 2013, the total KeyBank Credit Facility was $48.2 million and is due on November 18, 2014, assuming the one-year extension is exercised.
(2)	The payments on our mortgage debt do not include the premium of $0.4 million.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

As of March 31, 2013, our debt consisted of the property-specific mortgage loans of $171.0 million, which includes $0.4 million in debt premiums, and $48.2 million in draws from the KeyBank Credit Facility. During the three months ended March 31, 2013, we obtained $22.8 million from the KeyBank Credit Facility and $10.4 million from the KeyBank Bridge Loan to partially finance certain acquisitions discussed below. In addition, on February 28, 2013, we repaid $103.6 million of the outstanding balance of the KeyBank Credit Facility and obtained $105.6 million pursuant to the Midland Mortgage Loan discussed below. The draw on the KeyBank Bridge Loan was paid in full on January 31, 2013.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, we may enter into interest rate cap agreements, and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

Midland Mortgage Loan

In conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the Midland Mortgage Loan for $105.6 million as discussed in Note 4, Debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

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

LTI Mortgage Debt

In conjunction with the contribution of the LTI property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $34.4 million in debt. See Note 4, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

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

KeyBank Credit Facility

As of March 31, 2013, $48.2 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast and Boeing properties. Per the terms of the Third Amendment, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($175.0 million) or the aggregate borrowing base availability ($48.2 million), therefore, the KeyBank Credit Facility was fully utilized as of March 31, 2013. See Note 4, Debt, to the consolidated financial statements, for a detailed description of the KeyBank Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank

Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Credit Facility would potentially increase by approximately $0.3 million for the three months ended March 31, 2013. As of March 31, 2013, we had an interest rate cap agreement in place to hedge against an increase in the LIBO Rate in excess of 1.00%.

KeyBank Bridge Loan

On January 11, 2013, in connection with the acquisition of the Comcast property, we, through our Operating Partnership, made a draw of approximately $10.4 million pursuant to the bridge credit agreement (the “KeyBank Bridge Loan”). The balance on the KeyBank Bridge Loan was paid in full on January  31, 2013. As this debt is in place for a short time, there is minimal interest rate risk exposure.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of March 31, 2013 resulted in the following:

Common shares issued in our Initial Public Offering	17,129,072
Common shares issued in our Initial Public Offering pursuant to the DRP	532,760
Common shares redeemed in our SRP	(71,936)
Gross Initial Public Offering proceeds	$170,677,954
Gross Initial Public Offering proceeds from shares issued pursuant to our DRP	5,086,244

Total Gross Initial Public Offering proceeds	175,764,198
Redemption of common shares pursuant to our SRP	(704,513)
Selling commissions and dealer manager fees paid	(16,273,751)
Reimbursement to our Advisor of O&O costs paid	(2,301,706)
Reimbursement to our Advisor of O&O and other costs payable	(136,939)

Net Initial Public Offering proceeds	$156,347,289

The net offering proceeds raised in the Initial Public Offering, exclusive of the $22.4 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $68.7 million in payments on mezzanine and bridge loans used to acquire the LTI, Quad/Graphics, AT&T, Westinghouse, GE, Travelers, Health Net and Comcast properties; (3) $39.6 million for certain property acquisitions; (4) $17.2 million of various fees paid to affiliates; (5) deferred financing costs of $5.5 million paid to lending banks; (6) $5.0 million to pay real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions, which are included in real estate acquisition and other deposits on the consolidated balance sheets; and (7) $103.6 million to repay a portion of the outstanding balance of the KeyBank Credit Facility, along with $105.6 million in borrowing proceeds from the Midland Mortgage Loan, both discussed in Note 4, Debt, to the consolidated financial statements, resulting in additional proceeds of $2.0 million.

(c)	As noted in Note 7, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted the SRP on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our SRP has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus.

As of March 31, 2013 and December 31, 2012, $5.1 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception through March 31, 2013, we redeemed 71,936 shares of common stock for approximately $0.7 million at a weighted average price per share of $9.79 pursuant to the SRP. As of March 31, 2013, there were 10,974 shares subject to redemption requests to be processed subsequent to March 31, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2013. On April 30, 2013, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.75. Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days’ written notice at any time.

During the quarter ended March 31, 2013, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2013	37,436	$9.95	37,436		(1)
February 28, 2013	—	N/A	—	—
March 31, 2013	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to Supplement No. 3, incorporated by reference to Post-Effective Amendment No. 10 to the Registrant’s Registration Statement on Form S-11, filed on July 17, 2012, Commission File No. 333-159167)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Essential Asset REIT, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)

Dated: May 8, 2013	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)