Form 10-Q
period 2013-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2013-08-09
CIK 1456016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2013: 24,754,485 $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,710,172	$5,672,611
Restricted cash	8,899,703	5,569,678
Real estate:
Land	71,688,399	50,952,519
Building and improvements	363,856,803	209,056,922
Tenant origination and absorption cost	110,564,177	68,333,173

Total real estate	546,109,379	328,342,614
Less: accumulated depreciation and amortization	(26,862,051)	(18,898,049)

Total real estate, net	519,247,328	309,444,565
Investment in unconsolidated entity	1,566,917	—
Above market leases, net	7,200,950	6,981,667
Deferred rent	3,869,804	2,869,025
Deferred financing costs, net	4,510,386	2,148,377
Prepaid expenses and other assets	1,454,283	1,360,495
Real estate acquisition and other deposits	500,000	750,000

Total assets	$549,959,543	$334,796,418

LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $383,150 and $452,283, respectively	$170,620,273	$65,782,288
KeyBank Credit Facility	154,599,848	129,030,000

Total debt	325,220,121	194,812,288
Restricted reserves	5,607,509	4,447,560
Accounts payable and other liabilities	5,749,570	3,587,244
Distributions payable	895,656	620,839
Due to affiliates	1,298,317	545,138
Below market leases, net	13,513,488	9,176,658

Total liabilities	352,284,661	213,189,727

Commitments and contingencies (Note 8)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2013 and December 31, 2012	4,886,686	4,886,686
Common stock subject to redemption	6,724,314	3,439,347
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 22,387,115 and 13,376,868 shares outstanding, respectively	225,037	133,565
Additional paid-in capital	191,272,765	112,794,444
Cumulative distributions	(15,298,912)	(9,192,318)
Accumulated deficit	(13,452,274)	(7,966,871)

Total stockholders’ equity	162,746,616	95,768,820
Noncontrolling interests	23,317,266	17,511,838

Total equity	186,063,882	113,280,658

Total liabilities and equity	$549,959,543	$334,796,418

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental income	$9,865,904	$5,359,560	$18,045,149	$9,756,038
Property expense recoveries	2,452,744	703,548	4,120,059	1,301,655

Total revenue	12,318,648	6,063,108	22,165,208	11,057,693

Expenses:
Asset management fees to affiliates	825,577	461,142	1,492,077	828,461
Property management fees to affiliates	358,686	158,679	624,863	285,541
Property operating expense	1,121,643	43,414	1,888,850	68,542
Property tax expense	1,220,930	636,549	2,190,985	1,199,005
Acquisition fees and expenses to non-affiliates	609,218	234,276	864,997	915,831
Acquisition fees and expenses to affiliates	5,247,003	873,000	6,417,003	3,159,000
General and administrative expenses	784,822	495,594	1,373,790	990,004
Depreciation and amortization	4,417,791	2,284,512	7,964,002	4,174,421

Total expenses	14,585,670	5,187,166	22,816,567	11,620,805

Income (loss) from operations	(2,267,022)	875,942	(651,359)	(563,112)
Other income (expense):
Interest expense	(3,140,998)	(1,989,716)	(5,849,792)	(3,596,876)
Interest income	359	144	533	341
Gain on investment in unconsolidated entity	160,000	—	160,000	—
Loss from investment in unconsolidated entity	(21,419)	—	(21,419)	—

Net loss	(5,269,080)	(1,113,630)	(6,362,037)	(4,159,647)
Net loss attributable to noncontrolling interests	(832,515)	(334,089)	(1,027,826)	(1,409,333)

Net loss attributable to controlling interest	(4,436,565)	(779,541)	(5,334,211)	(2,750,314)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(77,383)	(62,396)	(151,192)	(120,421)

Net loss attributable to common stockholders	$(4,513,948)	$(841,937)	$(5,485,403)	$(2,870,735)

Net loss attributable to common stockholders per share, basic and diluted	$(0.23)	$(0.10)	$(0.31)	$(0.40)

Weighted average number of common shares outstanding, basic and diluted	19,954,131	8,077,008	17,918,600	7,205,418

Distributions declared per common share	$0.17	$0.17	$0.34	$0.34

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2011	5,667,551	$56,611	$47,872,560	$(3,085,438)	$(3,772,346)	$41,071,387	$21,786,577	$62,857,964
Gross proceeds from issuance of common stock	7,444,210	74,442	74,367,658	—	—	74,442,100	—	74,442,100
Discount on issuance of common stock	—	—	(357,641)	—	—	(357,641)	—	(357,641)
Offering costs including dealer manager fees to affiliates	—	—	(8,855,762)	—	—	(8,855,762)	—	(8,855,762)
Distributions to common stockholders	—	—	—	(3,374,610)	—	(3,374,610)	—	(3,374,610)
Issuance of shares for distribution reinvestment plan	287,607	2,732	2,729,538	(2,732,270)	—	—	—	—
Repurchase of common stock	(22,500)	(220)	(219,130)	—	—	(219,350)	—	(219,350)
Repurchase of noncontrolling interests			(10,509)			(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(2,732,270)	—	—	(2,732,270)	—	(2,732,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,333,749)	(2,333,749)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(98,921)	(98,921)
Net loss	—	—	—	—	(4,194,525)	(4,194,525)	(1,739,105)	(5,933,630)

BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	8,753,681	88,982	88,892,607	—	—	88,981,589	—	88,981,589
Discount on issuance of common stock	—	—	(456,101)	—	—	(456,101)	—	(456,101)
Offering costs including dealer manager fees to affiliates	—	—	(9,715,276)	—	—	(9,715,276)	—	(9,715,276)
Distributions to common stockholders	—	—	—	(3,137,673)	—	(3,137,673)	—	(3,137,673)
Issuance of shares for distribution reinvestment plan	304,977	2,970	2,965,951	(2,968,921)	—	—	—	—
Repurchase of common stock	(48,411)	(480)	(479,207)	—	—	(479,687)	—	(479,687)
Additions to common stock subject to redemption	—	—	(2,968,921)	—	—	(2,968,921)	—	(2,968,921)
Contribution of noncontrolling interest	—	—	239,268	—	—	239,268	8,095,303	8,334,571
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,231,687)	(1,231,687)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(30,362)	(30,362)
Net loss	—	—	—	—	(5,485,403)	(5,485,403)	(1,027,826)	(6,513,229)

BALANCE June 30, 2013	22,387,115	$225,037	$191,272,765	$(15,298,912)	$(13,452,274)	$162,746,616	$23,317,266	$186,063,882

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(6,362,037)	$(4,159,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	3,463,912	2,087,426
Amortization of intangible assets	4,500,090	2,086,995
Amortization of above and below market leases, net	(137,192)	(199,392)
Amortization of deferred financing costs	909,479	487,853
Amortization of debt premium	(69,133)	(47,484)
Deferred rent	(1,000,779)	(586,712)
Funding of restricted cash reserves	—	(5,000)
Loss from investment in unconsolidated entity	21,419	—
Distribution of earnings from investment in unconsolidated entity	11,664	—
Gain on investment in unconsolidated entity	(160,000)	—
Change in operating assets and liabilities:
Due from affiliates, net	—	459,521
Prepaid expenses and other assets	(93,788)	44,448
Rent collections received in restricted cash collateral account	(2,189,287)	—
Operating reserves due to debt refinancing	19,211	—
Accounts payable and other liabilities	2,478,372	831,638
Due to affiliates, net	753,179	536,180

Net cash provided by operating activities	2,145,110	1,535,826

Investing Activities:
Acquisition of properties, net	(205,165,529)	(98,391,730)
Real estate acquisition and other deposits	250,000	700,000
Payments for construction-in-progress	(11,926)	(1,005)
Investment in unconsolidated entity	(1,440,000)	—

Net cash used in investing activities	(206,367,455)	(97,692,735)

Financing Activities:
Proceeds from borrowings	268,615,000	96,584,015
Principal payoff of secured indebtedness	(137,445,152)	(25,400,000)
Principal amortization payments on secured indebtedness	(692,882)	(592,198)
Deferred financing costs	(3,271,488)	(975,027)
Issuance of common stock, net	78,810,212	27,955,977
Repurchase of common stock	(479,687)	(39,250)
Distributions to noncontrolling interests	(1,361,467)	(1,348,447)
Distributions to common stockholders	(2,914,630)	(1,275,875)

Net cash provided by financing activities	201,259,906	94,909,195

Net decrease in cash and cash equivalents	(2,962,439)	(1,247,714)
Cash and cash equivalents at the beginning of the period	$5,672,611	$5,429,440

Cash and cash equivalents at the end of the period	$2,710,172	$4,181,726

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,968,557	$2,563,826
Supplemental Disclosures of Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition and contribution of real estate assets plus a premium of $0 and $211,423, respectively	$—	$6,908,270
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets	$8,334,571	$—
Restricted cash- assumed upon acquisition/contribution of real estate assets by non-affiliates/affiliates	$3,139,420	$—
Restricted cash- deferred maintenance reserve funded in conjunction with the refinancing of debt	$583,301	$—
Restricted cash- ongoing reserve paid by tenant for improvements and other operating expenses	$234,134	$—
Increase (decrease) in distributions payable to noncontrolling interests	$51,774	$(7,991)
Increase in distributions payable to common stockholders	$223,043	$85,448
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$151,192	$120,421
Common stock issued pursuant to the distribution reinvestment plan	$2,968,921	$1,051,725
Common stock redemptions funded subsequent to period-end	$56,617	$55,725
Noncontrolling interests repurchase payable	$—	$113,473

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

On February 15, 2013, the Company announced the revised share offering price under the Initial Public Offering of $10.28 per share, and a revised price under the DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. The revised share price was primarily based on the net asset value (“NAV”) per share of the Company’s stock as of December 31, 2012. An independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate was engaged to appraise each of the properties owned by the Company as of December 31, 2012, in order to determine a gross asset value (the “GAV”). The GAV less management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 resulted in the NAV. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which are not audited.

On April 25, 2013, the Company terminated its Initial Public Offering and, on April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). (See Note 10, Subsequent Events).

Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 3,021,478 shares of the Company’s common stock for gross proceeds of approximately $30.9 million from April 26, 2013 through June 30, 2013. As of June 30, 2013, the Company had received aggregate gross offering proceeds of approximately $224.8 million from the sale of shares in the Private Offering and the Public Offerings. There were 22,387,115 shares outstanding at June 30, 2013, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of June 30, 2013 and December 31, 2012, the Company had issued $6.8 million and $3.8 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $0.1 million and $0.4 million, respectively (See Note 8, Commitments and Contingencies — Share Redemption Program). Since inception, the Company had redeemed $0.8 million of common stock pursuant to the share redemption plan as of June 30, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2013, the Company owned approximately 82% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 10% of the limited partnership units of the Operating Partnership. The remaining approximately 8% of the limited partnership units were owned by third parties, which were issued in exchange for a contributed interest in certain properties. During the year ended December 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2013.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited consolidated financial statements include accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company removed interest income and interest expense as a component of total revenue and total expenses, respectively, on the consolidated statements of operations and now presents interest income and interest expense as non-operating other income (expense) for all periods presented. The Company also removed real estate acquisition and other deposits from prepaid expenses and other assets on the consolidated statements of cash flows and now presents them as a separate line item for all periods presented. Additionally, the Company removed dealer manager fees paid to affiliates from accounts payable and other liabilities on the consolidated balance sheets and now presents them in the Due to affiliates balance for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2013 and December 31, 2012.

The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company has not experienced any losses with respect to cash balances in excess of government-provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of June 30, 2013 and December 31, 2012.

Restricted Cash

In conjunction with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), the Company assumed certain reserves to be used for specific property improvements, taxes and insurance. As of June 30, 2013 and December 31, 2012, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $8.9 million and $5.6 million, respectively. The balance as of June 30, 2013 includes $2.2 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan and the rent abatement escrow for the Schlumberger property as discussed in Note 3, Real Estate.

Real Estate

Purchase Price Allocation

The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and six months ended June 30, 2013 totaled $5.9 million and $7.3 million, respectively.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Depreciation and Amortization

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

Depreciation expense for buildings and improvements for the three and six months ended June 30, 2013 and 2012 was $2.0 million, $3.5 million, $1.2 million, and $2.1 million, respectively.

Impairment of Real Estate and Related Intangible Assets

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2013 and December 31, 2012, the Company did not record any impairment charges related to the real assets or intangible assets.

Equity Investments

ASC 810-10, Consolidation, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. If the variable interest holder is not the primary beneficiary, the interest in the VIE is recorded under the equity method of accounting.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Company, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future, one which it may exercise at any point after the beneficial owners have held their interest in the DST for at least one year. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership such exchange will be dilutive to the existing limited partnership unit holders. As of June 30, 2013, the investment balance totaled approximately $1.6 million. See Note 4, Equity Investments.

The interest in the DST discussed above is deemed to be a variable interest in a VIE and based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investment in the unconsolidated entity is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment in accordance with the joint venture agreements.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of June 30, 2013, there were no leases that provide for contingent rental income.

During the three and six months ended June 30, 2013 and 2012, the Company recognized deferred rent from tenants of $0.5 million, $1.0 million, $0.3 million and $0.6 million, respectively. As of June 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $3.9 million and $2.9 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for maintenance, expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively “Recoverable Expenses”), is recognized as revenue in the period in which the related expenses are incurred. The Company estimates Recoverable Expenses for the year and collects the estimated Recoverable Expenses in equal monthly installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the estimated Recoverable Expenses paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain property operating expenses.

Organizational and Offering Costs

Organizational and offering costs of the Primary Public Offerings are paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company and are reimbursed from the proceeds of the Public Offerings at the estimated rate as disclosed in the Company’s prospectus. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) to be paid by the Company in connection with the Public Offerings, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of June 30, 2013, organizational and offering costs did not exceed the limitations. (See Note 7, Related Party Transactions.)

The Advisor has incurred organizational and offering costs on the Company’s behalf, including those due to the Advisor, as follows:

	June 30, 2013	December 31, 2012
Cumulative offering costs- Private and Public Offerings	$25,868,861	$16,153,585

Cumulative organizational costs- Private and Public Offerings	$483,787	$396,484

Organizational and offering costs advanced by and due to the Advisor (1)	$732,631	$137,425

(1)	As of June 30, 2013 and December 31, 2012, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of June 30, 2013 is comprised of financing costs incurred for the KeyBank Credit Facility (as defined herein), KeyBank Bridge Loan (as defined herein), and Midland Mortgage Loan (as defined herein), discussed in Note 5, Debt. As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $4.5 million and $2.1 million, respectively.

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

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) is not allocated to redeemable noncontrolling interests and distributions to redeemable noncontrolling interest holders are allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership. (See Note 6, Noncontrolling Interests.)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Share-Based Compensation

The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of June 30, 2013.

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2013, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable, as defined in Note 5, Debt. Other than the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and GE properties and the Midland Mortgage Loan discussed in Note 5, Debt, the amounts of the financial instruments presented in the consolidated financial statements, including the Midland Mortgage Loan and KeyBank Credit Facility, substantially approximate their fair value as of June 30, 2013 and December 31, 2012. The fair value of the four mortgage loans in the table below is estimated by discounting each loan’s contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2013 and year ended December 31, 2012.

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,939,252	$20,108,695	$22,833,914	$20,257,850

Emporia Partners	$4,972,732	$4,601,590	$5,307,403	$4,757,113

LTI (1)	$34,401,013	$33,151,384	$35,555,789	$33,476,326

GE (2)	$7,133,556	$6,775,454	$7,332,566	$6,838,716

Midland Mortgage Loan	$101,754,448	$105,600,000	$—	$—

(1)	The carrying value does not include the debt premium of $0.2 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively.
(2)	The carrying value does not include the debt premium of $0.2 million as of June 30, 2013 and December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2013 the Company satisfied the REIT requirements and distributed all of its taxable income.

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2013 the TRS had not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2013 and December 31, 2012, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended June 30, 2013. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

3.	Real Estate

As of June 30, 2013, the Company’s real estate portfolio consisted of 20 properties including office, warehouse, and manufacturing facilities with a combined acquisition value of $539.1 million, including the allocation of the purchase price to above and below-market lease valuation.

2013 Acquisitions

During the six months ended June 30, 2013, the Company acquired six properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $213.9 million as shown below.

Property	Acquisition Date	Tenant	Industry	Property Type	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Credit Facility (2)	Other Debt Financing (2)	Year of Lease Expiration	2013 Annualized Gross Base Rent (3)
Comcast Greenwood Village, CO	1/11/2013	Comcast Holdings, LLC	Tele- communications	Office	$27,000,000	157,300	$810,000	$16,200,000	$10,365,000	2021	$2,215,000
Boeing Renton, WA	2/15/2013	The Boeing Company	Aerospace	Office	12,000,000	70,100	360,000	6,600,000	—	2017	1,504,000
Schlumberger Houston, TX	5/1/2013	Schlumberger Technology Corporation	Energy (Oil Services)	Office	48,750,000	149,700	1,462,500	20,300,000	—	2024	2,985,000
United Technologies (“UTC”) Charlotte, NC	5/3/2013	United Technologies Corporation	Aerospace	Office	39,188,000	198,900	1,175,640	16,300,000	14,500,000	2025	2,532,000
Avnet Chandler, AZ	5/29/2013	Avnet, Inc.	Technology	Research & Development/ Flex Facility	32,462,100	231,400	973,863	21,500,000	3,250,000	2018	2,758,000
Cigna Phoenix, AZ	6/20/2013	Connecticut General Life Insurance Company	Insurance	Office	54,500,000	232,600	1,635,000	48,300,000	5,700,000	2023	3,586,000

					$213,900,100	1,040,000	$6,417,003	$129,200,000	$33,815,000		$15,580,000

(1)	The Advisor receives acquisition fees and expense reimbursements equal to 2.5% and 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.
(2)	Represents borrowings from the KeyBank Credit Facility and KeyBank Bridge Loan discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Initial Public Offering.
(3)	Gross base rent is based on the contractual rental payments for the 12-month period subsequent to June 30, 2013. Total rental income received for the Schlumberger, UTC, Avnet, and Cigna properties for the three months ended June 30, 2013 was $0.5 million, $0.4 million, $0.3 million, and $0.1 million, respectively, based on an acquisition date of May 1, 2013, May 3, 2013, May 29, 2013, and June 20, 2013, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The following summarizes the purchase price allocation of the 2013 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Total
Comcast	$3,145,880	$14,170,560	$8,655,578	$627,982	$26,600,000	(1)
Boeing	3,000,000	5,291,315	3,708,685	—	12,000,000
Schlumberger	2,800,000	39,921,024	7,831,114	(1,802,138)	48,750,000
UTC	1,330,000	28,426,881	9,431,119	—	39,188,000
Avnet	1,860,000	28,907,849	2,572,854	(878,603)	32,462,100
Cigna	8,600,000	38,070,325	10,031,654	(2,201,979)	54,500,000

Total	$20,735,880	$154,787,954	$42,231,004	$(4,254,738)	$213,500,100

(1)	Amount represents the purchase price of $27.0 million, net of a $0.4 million credit from the seller for deferred maintenance costs, which reduced building and improvements.

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2013 had been included in operations as of January 1, 2012. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$15,069,878	$12,293,771	$29,994,690	$23,522,698

Net income (loss)	$1,004,362	$(6,280,202)	$2,005,723	$(10,098,930)

Net income (loss) attributable to common stockholders	$749,810	$(4,169,648)	$1,468,229	$(6,459,519)

Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$(0.52)	$0.08	$(0.90)

The lease expirations of the Company’s 20 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2013	$21,924,998
2014	44,421,225
2015	45,073,375
2016	45,838,192
2017	45,430,548
Thereafter	205,701,442

Total	$408,389,780

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Revenue Concentration

No property, based on annualized gross base rent for the 12-month period subsequent to June 30, 2013, pursuant to the respective in-place leases, was greater than 10% as of June 30, 2013.

The percentage of annualized gross base rent for the 12-month period subsequent to June 30, 2013, by state, based on the respective in-place leases, is as follows:

State	Annualized Gross Base Rent	Number of Tenants	Percentage of Annualized Gross Base Rent
California	$8,329,000	3	18.7%
Arizona	6,344,000	2	14.2
Illinois	6,180,000	3	13.9
Colorado	4,695,000	3	10.5
Washington	4,647,000	2	10.3
Texas	2,985,000	1	6.7
Pennsylvania	2,887,000	1	6.5
North Carolina	2,532,000	1	5.7
All others	6,066,000	4	13.5

Total	$44,665,000	20	100%

The percentage of annualized gross base rent for the 12-month period subsequent to June 30, 2013, by industry, based on the respective in-place leases, is as follows:

Industry	Annualized Gross Base Rent	Number of Tenants	Percentage of Annualized Gross Base Rent
Insurance	$8,187,000	3	18.3%
Consumer products	7,031,000	4	15.8
Aerospace	6,664,000	4	14.8
Energy	5,872,000	2	13.2
Telecommunications	5,358,000	2	12.0
Biotechnology	4,230,000	1	9.5
Technology	2,758,000	1	6.2
Engineering	2,587,000	1	5.8
All others	1,978,000	2	4.4

Total	$44,665,000	20	100%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The tenant lease expirations by year based on annualized gross base rent for the 12-month period subsequent to June 30, 2013 are as follows:

Year of Lease Expiration	Annualized Gross Base Rent	Number of Tenants	Square Feet	Percentage of Annualized Gross Base Rent
2016	$762,000	1	35,800	1.7%
2017	1,504,000	1	70,100	3.3
2018	3,876,000	2	345,700	8.7
2019	4,653,000	2	255,000	10.3
2020	3,797,000	2	1,021,000	8.5
2021	4,167,000	2	723,800	9.4
2022	12,652,000	5	1,014,100	28.4
2023	3,586,000	1	232,600	8.0
2024	4,249,000	2	280,700	9.5
2025	5,419,000	2	316,900	12.2

Total	$44,665,000	20	4,295,700	100%

Tenant Risk

Tenant security deposits as of June 30, 2013 and December 31, 2012, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for the ITT property. No security deposits were received for the other 19 tenant leases and, therefore, the Company bears the full risk of tenant rent collections. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of June 30, 2013 and December 31, 2012 totaled less than $0.05 million and $0.01 million, respectively.

In June 2013, World Kitchen, LLC vacated the Will Partners property but remains obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. The Company’s property manager is actively involved in finding an appropriate replacement tenant.

GE Aviation Systems, (“GE”), the tenant occupying the GE property, was acquired by TransDigm Group, Inc., (“TransDigm”) on June 30, 2013. TransDigm, a public company traded on NYSE under the symbol (TDG) is a Cleveland, OH based aircraft parts maker. As part of the transaction, TransDigm assumed the GE lease. General Electric will continue to guaranty the lease for the duration of the term.

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

	Balance June 30, 2013	Balance December 31, 2012
In-place lease valuation (above market)	$8,534,172	$7,906,191
In-place lease valuation (above market)- accumulated amortization	(1,333,222)	(924,524)

In-place lease valuation (above market), net	$7,200,950	$6,981,667

In-place lease valuation (below market)	$(15,624,433)	$(10,741,713)
In-place lease valuation (below market)- accumulated amortization	2,110,945	1,565,055

In-place lease valuation (below market), net	$(13,513,488)	$(9,176,658)

Tenant origination and absorption cost	$110,564,177	$68,333,173
Tenant origination and absorption cost- accumulated amortization	(13,335,689)	(8,835,599)

Tenant origination and absorption cost, net	$97,228,488	$59,497,574

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.5 years and 8.9 years as of June 30, 2013 and December 31, 2012, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the six months ended June 30,
	2013	2012
In-place lease valuation, net	$(137,192)	$(199,392)
Tenant origination and absorption cost	$4,500,090	$2,086,995

As of June 30, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.7) million and $11.6 million, respectively, each year for the next five years. As of December 31, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.2) million and $6.9 million, respectively, each year for the next five years.

Restricted Cash

As part of the real estate asset acquisitions and contributions, the Company assumed certain building and tenant improvement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2012	Additions	Deductions	Balance June 30, 2013
Plainfield (1)	$496,547	$50,000	$—	$546,547
Will Partners (1)	257,347	53,544	(28,838)	282,053
Emporia Partners (2)	679,497	130,590	(116)	809,971
ITT (3)	342,512	—	(342,512)	—
Quad/Graphics (3)	260,000	—	(260,000)	—
GE (4)	5,000	—	—	5,000
Health Net (5)	3,528,775	694	(907,911)	2,621,558
Comcast (6)	—	1,572,940	—	1,572,940
Midland Mortgage Loan Reserves (7)	—	583,927	—	583,927
Midland Mortgage Loan Restricted Lockbox (8)	—	1,324,234	—	1,324,234
Schlumberger Rent Abatement Escrow (9)	—	1,111,566	(247,014)	864,552
Schlumberger (10)	—	1,566,480	(1,277,559)	288,921

Total	$5,569,678	$6,393,975	$(3,063,950)	$8,899,703

(1)	Additions to the reserve balance are funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.
(2)	The balance at June 30, 2013 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, the balance at June 30, 2013 consists of tax and insurance reserves totaling $0.3 million, which were funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

(3)	Prior year balance represents capital expenditure reserves, which were held by the lender. The reserves were released on February 28, 2013, in conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, as discussed in Note 5, Debt.
(4)	Balance represents a required impressed balance in the lender-controlled account.
(5)	Prior year balance represents a tenant improvement reserve funded by the seller and held by the lender. Additions in the current period consist of interest earned. Deductions are a result of reimbursements made to the tenant from the reserve in the current period. The remaining reserve will be disbursed as the improvements are completed, which is expected to be by the end of 2013. See supplemental disclosures on the consolidated statements of cash flows.
(6)	Addition represents a tenant improvement reserve funded by the seller and held by the lender. The reserve is expected to be utilized in 2013. See supplemental disclosures on the consolidated statements of cash flows.
(7)	Addition represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt. These deferred maintenance projects will be completed in 2013. Additions in the current period include interest earned.
(8)	As part of the terms of the Midland Mortgage Loan, as discussed in Note 5, Debt, rent collections from the eight properties which serve as collateral thereunder, are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the appropriate property operating accounts.
(9)	Addition represents a rent abatement escrow funded by the seller and held by the lender for 50% of the total base rent per the terms of the lease through January 2014. The lender releases the appropriate amount each month to allow for a full rent payment.
(10)	Addition represents a tenant improvement reserve funded by the seller and held by the lender. Reimbursements to the tenant, from the reserve, totaling $1.3 million were made during the period. The remaining reserve will be disbursed as improvements are completed, which is expected to be by the end of 2013. See supplemental disclosures on the consolidated statements of cash flows.

4.	Investments

On April 10, 2013, the Company purchased a 10% beneficial ownership interest in a DST that is sponsored by an affiliate of the Company. As of June 30, 2013, the investment balance totaled approximately $1.6 million, adjusted for the Company’s share of net earnings or losses and reduced by distributions as shown below. See Note 2, Equity Investments.

Investment in unconsolidated entity	$1,600,000
Net losses	(21,419)
Distributions	(11,664)

Total	$1,566,917

5.	Debt

As of June 30, 2013 and December 31, 2012, the Company’s debt consisted of the following:

	Balance as of June 30, 2013	Balance as of December 31, 2012	Contractual Interest Rate As of June 30, 2013 (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,108,695	$20,257,850	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,601,590	4,757,113	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	33,151,384	33,476,326	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	229,033	271,973	—		—	—
GE Mortgage Loan	6,775,454	6,838,716	5.98%		Principal and Interest	June 2016
GE Mortgage Loan Premium	154,117	180,310	—		—	—
Midland Mortgage Loan	105,600,000	—	3.94%		Interest Only through March 2017/Principal and Interest thereafter	March 2023

Mortgage Loan Total	170,620,273	65,782,288
KeyBank Credit Facility	154,599,848	129,030,000	2.45	%(2)	Interest Only	June 2018 (3)

Total	$325,220,121	$194,812,288

(1)	The weighted average interest rate as of June 30, 2013 was approximately 3.7% and 4.8% for all of the Company’s debt and for the Company’s fixed-rate debt, respectively.
(2)	Under the terms of the Second Restated KeyBank Credit Agreement, as discussed below, the interest rate is a one-month LIBO Rate + 2.25%. As of June 30, 2013 the LIBO Rate was 0.20%.
(3)	The Second Restated KeyBank Credit Agreement, as discussed below, allows for two one-year extensions, as long as an event of default does not exist. Maturity date assumes both one-year extensions are exercised.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

KeyBank Credit Facility

On June 13, 2013, the Company, through the Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and a syndicate of lenders (collectively, the “Lenders”), pursuant to which the Lenders provided available financing commitments of $190.0 million, of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, the Company may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.

Under the terms of the Second Restated KeyBank Credit Agreement, the Company has the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Second Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus (i) 1.75%, assuming a leverage ratio of less than 50%, (ii) 2.00% assuming a leverage ratio of 50% to 55%, (iii) 2.25% assuming a leverage ratio of 55% to 60%, and (iv) 2.50% assuming a leverage ratio greater than 60% (“LIBOR-based”), or (b) an alternate base rate, which is the greater of the (i) Prime Rate, or (ii) Federal Funds Rate plus 0.50%.

In connection with the acquisitions of the Comcast, Boeing, Schlumberger, UTC, Avnet and Cigna properties on January 11, 2013, February 15, 2013, May 1, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, the Company, through the Operating Partnership, made draws totaling $129.2 million under the KeyBank Credit Facility. As of June 30, 2013, $154.6 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet and Cigna properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($190.0 million) or the aggregate borrowing base availability ($154.6 million), therefore, $35.4 million was available as of June 30, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

KeyBank Bridge Loan

On June 13, 2013, certain of the Company’s Operating Partnership’s wholly owned SPEs entered into that certain First Amendment to Bridge Credit Agreement and Omnibus Amendment to Loan Documents (the “First Amendment”), pursuant to which the available commitments under the bridge credit agreement with KeyBank National Association and Fifth-Third Bank (“Bridge Credit Agreement”) were increased from $25.0 million to $35.0 million (the “KeyBank Bridge Loan”). In addition, the First Amendment provides that the commitments may be increased to a maximum of $50 million, in $5 million increments. The other material terms of the Bridge Credit Agreement were otherwise unchanged. The terms also require the Company to pay, on a quarterly basis, an annual facility fee of 0.30% of the average daily unused amount of the total commitment. In connection with the acquisitions of the Comcast, UTC, Avnet and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, the Company, through the Operating Partnership, made draws totaling $33.8 million. The KeyBank Bridge Loan is guaranteed by the Company’s Chief Executive Officer and Chairman, both personally and through his trust, the Company’s Sponsor, and the Company. There was no outstanding balance on the KeyBank Bridge Loan on June 30, 2013 and the borrowing availability was $35.0 million.

Midland Mortgage Loan

On February 28, 2013, certain property-owning special purpose entities (“SPEs”) wholly-owned by the Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is guaranteed by the Operating Partnership and is secured by a first lien on and individual security agreements on the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

Debt Covenant Compliance

Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants including, but not limited to (as defined therein), (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (2.0 to 1); (3) a minimum fixed charge ratio (1.75 to 1); (4) a maximum variable debt ratio (30%); and (5) minimum tangible net worth of at least $157,650,464 plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed to the Company after the effective date, the violation of which would constitute an event of default.

Pursuant to the terms of the KeyBank Bridge Loan, the Operating Partnership, in consolidation with the Company, is subject to the same loan compliance covenants discussed above pursuant to the terms of the KeyBank Credit Facility. In addition, the terms of the KeyBank Bridge Loan require the Sponsor and the Company’s Chief Executive Officer and Chairman to maintain a minimum combined liquidity of $5.0 million and also requires the Company’s Chief Executive Officer and Chairman to maintain a minimum net worth of $75.0 million. The terms also require that the Operating Partnership, in consolidation with the Company, generate, during the term of the KeyBank Bridge Loan, gross equity proceeds from the Public Offerings of at least $5.0 million per month.

Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership, in consolidation with the Company, is required to maintain a debt service coverage ratio, as defined in the loan agreement, of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.

The Company was in compliance with all of its debt covenants as of June 30, 2013.

The following summarizes the future principal repayments of all loans as of June 30, 2013 per the loan terms discussed above:

2013	$703,167
2014	1,483,643
2015	1,576,752
2016	38,564,152	(1)
2017	2,000,769
Thereafter	280,508,488	(2)

Total principal	324,836,971
Unamortized debt premium	383,150

Total debt	$325,220,121

(1)	Amount includes payment of the balances of the LTI and GE mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the valuation premium of $0.4 million.
(2)	Amount includes payment of the balance of the KeyBank Credit Facility upon expiration on June 13, 2018, assuming both one-year extensions are exercised and payment of the balance of the Midland Mortgage Loan upon expiration in 2023.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

6.	Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of June 30, 2013, noncontrolling interests were approximately 16% of total shares outstanding and approximately 17% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued as the initial capitalization and in conjunction with the contributed assets to noncontrolling interests and are presented as a component of permanent equity, except as discussed below.

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

The Operating Partnership has issued 4.8 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.

The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of June 30, 2013.

Operating partnership units issued pursuant to the Will Partners (World Kitchen, LLC) contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning balance	$17,511,838	$21,786,577
Repurchase of noncontrolling interests	—	(102,964)
Contribution of noncontrolling interests	8,095,303	—
Additions to noncontrolling interests subject to redemption	—	—
Distributions to noncontrolling interests	(1,231,687)	(2,333,749)
Allocated distributions to noncontrolling interests subject to redemption	(30,362)	(98,921)
Net loss	(1,027,826)	(1,739,105)

Ending balance	$23,317,266	$17,511,838

7.	Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2013:

	Payable December 31, 2012	Incurred	Paid	Payable June 30, 2013
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$6,417,003	$6,417,003	$—
Operating expenses	117,136	285,540	256,431	146,245
Asset management fees	195,705	1,492,077	1,372,545	315,237
Property management fees	70,685	624,863	622,894	72,654
Costs advanced by the Advisor	137,425	1,358,519	763,313	732,631
Dealer Manager fees to affiliates	24,187	2,665,285	2,657,922	31,550

Total amount payable to the Advisor	$545,138	$12,843,287	$12,090,108	$1,298,317

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of June 30, 2013 and December 31, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs.

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

June 30, 2013

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Type of Compensation (Recipient)	Determination of Amount

Operating Expenses (Advisor)	The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offerings, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2013 and 2012 approximately $0.1 million, $0.3 million, $0.08 million, and $0.2 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

Property Management Fees (Property Manager)

The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues collected from the properties plus reimbursement of the costs of managing the properties. The Property Manager, in its sole and absolute discretion, can waive all or a part of any fee earned. Of the fees earned during the three months ended June 30, 2013, a total of approximately $0.1 million was waived. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company contracts directly with a non-affiliated third-party property manager with respect to a particular property, the Company will pay the Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.

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

Conflicts of Interest

The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors to some or all of 19 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, a publicly-registered, non-traded real estate investment trust. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

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

June 30, 2013

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

The Company registered 7,500,000 shares of common stock pursuant to the DRP for the Initial Public Offering at a price of $9.50 per share, which price was revised, effective on February 25, 2013, to 95% of the revised share price of the Initial Public Offering of $10.28 per share, which is approximately $9.77 per share. In connection with the Follow-On Offering, the Company registered approximately 10.2 million shares pursuant to the DRP at a price equal to 95% of the share price of the Follow-On Offering of $10.28 per share, which is approximately $9.77 per share. The amended and restated DRP states that the purchase price for shares pursuant to the DRP shall be equal to 95% of the per share offering price of the Company’s common stock, until the earliest to occur of (A) the date that all DRP shares registered have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC the unsold DRP shares, if any. The other material terms of the DRP were otherwise unchanged.

As of June 30, 2013 and December 31, 2012, $6.8 million and $3.8 million in shares, respectively, had been issued under the DRP.

Share Redemption Program

The Company adopted a share redemption program (the “SRP”) that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Effective March 17, 2013, as long as the Company is engaged in an offering, the redemption price per share shall be as shown below, which is based upon the number of years the stock is held:

Period of Time Held	Redemption Price
At least one year	Lower of $9.25 or the price paid by the stockholder
At least two years	Lower of $9.50 or the price paid by the stockholder
At least three years	Lower of $9.75 or the price paid by the stockholder
At least four years	Lower of $10.28 or the price paid by the stockholder

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of June 30, 2013 and December 31, 2012, $6.8 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception, through June 30, 2013, the Company redeemed 82,911 shares of common stock for approximately $0.8 million at a weighted average price per share of $9.79 pursuant to the SRP. As of June 30, 2013, there were 5,825 shares subject to redemption requests to be processed subsequent to June 30, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2013. On July 31, 2013, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.72. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days’ written notice at any time.

9.	Declaration of Distributions

On June 12, 2013, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from July 1, 2013 through September 30, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.	Subsequent Events

The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 5,394,673 shares of the Company’s common stock for gross proceeds of approximately $55.2 million from April 26, 2013 through August 5, 2013. As of August 5, 2013, the Company had received aggregate gross offering proceeds of approximately $249.1 million from the sale of shares in the Private Offering and the Public Offerings.

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

Under our initial public offering, we offered a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (together with the Primary Public Offering, the “Initial Public Offering”). As of April 25, 2013, we had issued 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million in our Initial Public Offering, of which 585,533 shares, or $5.6 million, were issued pursuant to the distribution reinvestment plan (“DRP”).

On April 25, 2013, we terminated our Initial Public Offering and, on April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). In connection with our Follow-On Offering, we had issued 3,021,478 shares of our common stock for gross proceeds of approximately $30.9 million from April 26, 2013 through June 30, 2013. As of June 30, 2013, we redeemed 82,911 shares of common stock for approximately $0.8 million at a weighted average price per share of $9.79.

We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; and (5) six properties in five states (Colorado, Washington, Texas, North Carolina, and Arizona) for a total purchase price of approximately $213.9 million during the six months ended June 30, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, construction engineering services, education, printing, biotechnology, telecommunications, insurance, energy, and aerospace, as described in more detail in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, we owned 20 properties, as shown in the table below, encompassing approximately 4.3 million rentable square feet with a current capitalization rate (“cap rate”) of 8.3% (1):

Property	Acquisition Date	Tenant	Industry	Property Type	Year Built/ Renovated	Purchase Price	Square Feet	Approximate Acres	Initial Cap Rate (1)	Annualized Gross Base Rent (2)	% of Annualized Gross Base Rent	2013 Annualized Net Effective Rent per Square Foot (3)	Year of Lease Expiration
Renfro Clinton, SC	6/18/2009	Renfro Corp	Consumer Products (Hosiery)	Manufacturing/ Distribution	1986	$21,700,000	566,500	42.2	8.58%	$1,952,000	4.4%	$3.45	2021
Plainfield Plainfield, IL	6/18/2009	Chicago Bridge & Iron Company (Delaware)	Construction Engineering Services	Office/ Laboratory	1958-1991	32,660,000	176,000	29.1	7.70%	2,587,000	5.8%	14.70	2022
Will Partners Monee, IL	6/4/2010	World Kitchen, LLC (4)	Consumer Products (Kitchen Accessories)	Manufacturing/ Distribution	2000	26,305,000	700,200	34.3	8.79%	2,311,000	5.2%	3.30	2020
Emporia Partners Emporia, KS	8/27/2010	Hopkins Enterprises, Inc.	Consumer Products (Automotive Parts)	Manufacturing/ Distribution	1954/2000	8,360,000	320,800	16.6	9.86%	1,486,000	3.3%	2.77	2020
ITT Los Angeles, CA	9/23/2010	ITT Educational Services, Inc.	Education	Office	1996/2010	7,800,000	35,800	3.5	9.78%	762,000	1.7%	21.28	2016
Quad/Graphics Loveland, CO	12/30/2010	World Color (USA), LLC	Printing	Printing Facility/Office	1986/1996/ 2009	11,850,000	169,800	15.0	10.26%	1,216,000	2.7%	7.16	2022
LTI Carlsbad, CA	5/13/2011	Life Technologies Corporation	Biotechnology	Office/ Flex Facility	1999	56,000,000	328,700	17.6	7.21%	4,230,000	9.5%	12.87	2022
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Telecommunications	Office/ Data Center	1995	40,000,000	155,800	8.4	7.58%	3,143,000	7.0%	20.17	2019
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Energy (Nuclear Fuel and Nuclear Services)	Engineering Facility	2010	36,200,000	118,000	25.0	7.97%	2,887,000	6.5%	24.47	2025
GE Whippany, NJ	5/31/2012	TransDigm (5)	Aerospace	Assembly/ Manufacturing	1986	13,000,000	114,300	10.8	8.37%	1,118,000	2.5%	9.78	2018
Travelers Greenwood Village, CO	6/29/2012	Travelers Indemnity	Insurance	Office	1982/2005	16,100,000	131,000	6.4	7.44%	1,264,000	2.8%	9.65	2024
Zeller Plastik Libertyville, IL	11/8/2012	Zeller Plastik USA, Inc.	Consumer Products (Plastics)	Manufacturing	1992/2003	15,600,000	193,700	10.2	8.12%	1,282,000	2.9%	6.62	2022
Northrop Grumman Beavercreek, OH	11/13/2012	Northrop Grumman Systems Corp.	Aerospace	Office	2012	17,000,000	99,200	9.4	8.88%	1,510,000	3.3%	15.22	2019
Health Net Rancho Cordova, CA	12/18/2012	Health Net of California, Inc.	Insurance	Office	2002	22,650,000	145,900	8.0	9.08%	3,337,000	7.5%	22.87	2022
Comcast Greenwood Village, CO	1/11/2013	Comcast Cable Holdings, LLC	Telecommunications	Office	1980	27,000,000	157,300	6.2	8.03%	2,215,000	5.0%	14.08	2021
Boeing Renton, WA	2/15/2013	The Boeing Company	Aerospace	Office	1990	12,000,000	70,100	5.0	7.80%	1,504,000	3.3%	21.46	2017
Schlumberger Houston, TX	5/1/2013	Schlumberger Technology Corporation	Energy (Oil Services)	Office	1999	48,750,000	149,700	5.4	6.26%	2,985,000	6.7%	19.94	2024
UTC Charlotte, NC	5/3/2013	United Technologies Corporation	Aerospace	Office	1999	39,188,000	198,900	12.6	6.33%	2,532,000	5.7%	12.73	2025
Avnet Chandler, AZ	5/29/2013	Avnet, Inc.	Technology	Research & Development/ Flex Facility	2008	32,462,100	231,400	13.1	8.49%	2,758,000	6.2%	11.92	2018
Cigna Phoenix, AZ	6/20/2013	Connecticut General Life Insurance Company	Insurance	Office	2001	54,500,000	232,600	16.5	6.58%	3,586,000	8.0%	15.42	2023

						$539,125,100	4,295,700	295.3	7.71%	$44,665,000	100.0%	$10.26

(1)	The initial cap rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. The current cap rate is determined by dividing the projected net rental payment for the twelve-month period subsequent to June 30, 2013 by the acquisition price. The total amount represents the weighted average capitalization rate.
(2)	The gross base rent is the contractual rental payments for the twelve-month period subsequent to June 30, 2013, taking into consideration contractual rent increases for the period presented. The gross base rent for the Health Net property includes contractual rental payments pursuant to the leases for the café and fitness center. The gross rent for the Boeing and Schlumberger properties includes contractual antenna rent and the gross rent for the Cigna property includes contractual parking rent from the tenant.
(3)	The annualized net effective rent per square foot is calculated by dividing the annualized net effective rent by the square footage for each property listed in the table above, taking into account rent concessions and abatements, of which there currently are none. The annualized net effective rent equals the annualized gross base rent for all of our properties, except the Emporia Partners property. The gross base rent for the Emporia Partners property is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc., to arrive at the annualized net effective rent. The total amount represents the average per square foot.
(4)	In June 2013, World Kitchen, LLC vacated the Will Partners property but remains obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. Our property manager is actively involved in finding an appropriate replacement tenant.
(5)	GE Aviation Systems, (“GE”), the tenant occupying the GE property, was acquired by TransDigm Group, Inc., (“TransDigm”) on June 30, 2013. TransDigm, a public company traded on NYSE under the symbol (TDG) is a Cleveland, OH based aircraft parts maker. As part of the transaction, TransDigm assumed the GE lease. General Electric will continue to guaranty the lease for the duration of the term.

Acquisition Indebtedness

For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012. Although not material, in June 2013, World Kitchen, LLC vacated the Will Partners property but remains obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. Our property manager is actively involved in finding an appropriate replacement tenant.

As of June 30, 2012, we owned 11 properties, and, as shown in the table above, as of June 30, 2013 we owned 20 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for the three and six months ended June 30, 2013 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. Certain variances on a “same store” basis are not indicative of the actual variance between periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2013	2012
Rental income	$9,865,904	$5,359,560	$4,506,344	84%
Property expense recoveries	2,452,744	703,548	1,749,196	249%
Asset management fees to affiliates	825,577	461,142	364,435	79%
Property management fees to affiliates	358,686	158,679	200,007	126%
Property operating expense	1,121,643	43,414	1,078,229	N/A
Property tax expense	1,220,930	636,549	584,381	92%
Acquisition fees and expenses to non-affiliates	609,218	234,276	374,942	160%
Acquisition fees and expenses to affiliates	5,247,003	873,000	4,374,003	N/A
General and administrative expenses	784,822	495,594	289,228	58%
Depreciation and amortization	4,417,791	2,284,512	2,133,279	93%
Interest expense	$3,140,998	$1,989,716	$1,151,282	58%

Rental Income

Rental income for the three months ended June 30, 2013 is comprised of rental income of $9.2 million and adjustments to straight-line contractual rent and in-place lease valuation amortization with a combined total of approximately $0.7 million. Rental income for the three months ended June 30, 2013 increased by $4.5 million compared to the same period a year ago as a result of (1) $0.5 million in additional rental income related to the AT&T, GE and Travelers properties as a result of three full months of base rent activity; and (3) $3.7 million in additional rental income related to the acquisitions made subsequent to June 30, 2012; and (4) $0.3 million in additional straight-line adjustments to contractual rent and in-place lease valuation amortization.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $1.7 million compared to the same period a year ago as a result of (1) $0.2 million in property tax recoveries related to the Plainfield, Will Partners, GE, Zeller Plastik, and Avnet properties; and (2) $1.5 million increase in property expense recoveries for recoverable expenses related to the AT&T property which was acquired on January 31, 2012, and the Travelers, Northrop, Health Net, Comcast, Schlumberger, UTC, Avnet, and Cigna properties acquired subsequent to June 30, 2012.

Property Expenses

Property expenses for the three months ended June 30, 2013 and 2012 totaled $3.5 million and $1.3 million, respectively, consisting of asset management fees, property management fees, property operating expenses, and property taxes. The total increase of $2.2 million compared to the same period a year ago is a result of (1) $0.4 million in asset management fees, of which $0.3 million relates to acquisitions made subsequent to June 30, 2012; (2) $0.2 million in property management fees, primarily related to acquisitions made subsequent to June 30, 2012; (3) $0.6 million in property taxes, primarily related to acquisitions made subsequent to June 30, 2012; and (4) $1.0 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expenses reimbursements. In the prior year, only two of the leases for our properties contained such provisions.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to non-affiliates, which totaled $0.6 million for the three months ended June 30, 2013, increased by $0.4 million compared to the three months ended June 30, 2012. Real estate acquisition fees and expenses to affiliates of $5.2 million represent the acquisition fees and expense reimbursement paid to our Advisor. The increase of $4.4 million is based on the combined acquisition value of $174.9 million for the four properties acquired in the current period, compared to the combined acquisition value of $29.1 million for the two acquisitions made in the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 increased by $0.3 million compared to the same period a year ago due to increased operating activity. The $0.3 million increase is primarily due to the following: (1) an increase of $0.1 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (2) an increase of $0.1 million in accounting and legal fees as a result of increased activity in the current period including amendments to the property management agreement, share redemption program, and distribution reinvestment plan; and (3) an increase of $0.1 million in other expenses consisting mainly of transfer agent fees, filing fees, printing costs, and technology expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 consisted of depreciation of building and building improvements of our properties of $1.9 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $2.5 million. The increase of $2.1 million as compared to the three months ended June 30, 2012 is a result of additional depreciation and amortization of (1) $0.7 million related to the acquisitions made during the three months ended June 30, 2013; (2) $0.5 million related to three full months of depreciation and amortization for the two acquisitions made during the three months ended March 31, 2013; and (3) $0.9 million related to the five acquisitions made between April 1, 2012 and December 31, 2012 which included three full months of depreciation and amortization compared to the partial months of for the two acquisitions made during the three months ended June 30, 2012.

Interest Expense

Interest expense for the three months ended June 30, 2013 increased by $1.2 million compared to the same period in 2012 due to the following: (1) $0.1 million in additional mortgage interest expense related to the GE mortgage debt for which there were three full months of interest expense compared to one in the same period in the prior year; (2) $1.0 million related to interest expense on the Midland Mortgage Loan for the eight properties refinanced on February 28, 2013, which previously served as security for the KeyBank Credit Facility, which had a lower interest rate; and (3) $0.1 million in additional amortization of deferred financing costs related to new acquisitions. These increases are offset by a $0.1 million decrease in interest expense as it relates to the KeyBank Credit Facility (discussed below) and Mezzanine and bridge loans. Interest expense related to the Key Bank Credit Facility had a net decrease as a result of additional borrowings for the new acquisitions made subsequent to June 30, 2012, which were offset by the decrease in interest expense related to the eight properties refinanced on February 28, 2013. Borrowings during the three months ended June 30, 2013 pursuant to the KeyBank Bridge Loan totaled $23.4 million and were paid in full as of June 28, 2013 whereas during the same period in the prior year, a combined total of $14.7 million was borrowed between the Mezzanine and bridge loans of which $10.7 million remained outstanding as of June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase/ (Decrease)	Percentage Change
	2013	2012
Rental income	$18,045,149	$9,756,038	$8,289,111	85%
Property expense recoveries	4,120,059	1,301,655	2,818,404	217%
Asset management fees to affiliates	1,492,077	828,461	663,616	80%
Property management fees to affiliates	624,863	285,541	339,322	119%
Property operating expense	1,888,850	68,542	1,820,308	N/A
Property tax expense	2,190,985	1,199,005	991,980	83%
Acquisition fees and expenses to non-affiliates	864,997	915,831	(50,834)	(6%)
Acquisition fees and expenses to affiliates	6,417,003	3,159,000	3,258,003	103%
General and administrative expenses	1,373,790	990,004	383,786	39%
Depreciation and amortization	7,964,002	4,174,421	3,789,581	91%
Interest expense	$5,849,792	$3,596,876	$2,252,916	63%

Rental Income

Rental income for the six months ended June 30, 2013 is comprised of rental income of $16.9 million, adjustments to straight-line contractual rent of $1.0 million, and in-place lease valuation amortization of $0.1 million. Rental income for the six months ended June 30, 2013 increased by approximately $8.3 million compared to the same period a year ago as a result of (1) $5.9 million in additional rental income related to the real estate acquired subsequent to June 30, 2012; (2) a $2.1 million increase in rental income primarily as a result of rent increases related to the Emporia, LTI, AT&T, and GE properties and six full months of rental income related to the acquisitions made in the same period in the prior year; (3) an increase in straight-line contractual rent of $0.4 million; and (4) a decrease in in-place lease valuation amortization of $0.1 million.

Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, which increased by $2.8 million compared to the same period a year ago as a result of (1) $0.3 million in property tax recoveries primarily related to the GE and Zeller Plastik properties, which were owned for six months in the current period, and the acquisitions made in the current period; and (2) $2.5 million increase in property expense recoveries for recoverable expenses related to the AT&T property which was acquired on January 31, 2012, and the Travelers, Northrop, Health Net, Comcast, Schlumberger, UTC, Avnet, and Cigna properties acquired subsequent to June 30, 2012.

Property Expenses

Property expenses for the six months ended June 30, 2013 totaled $6.2 million consisting of asset management fees, property management fees, property operating expenses and property taxes. The total increase of $3.8 million compared to the same period a year ago is a result of $0.7 million in asset management fees, $0.3 million in property management fees, $1.8 million in property operating expenses, and $1.0 million in property taxes for the real estate acquired subsequent to June 30, 2012.

Acquisition Fees and Expenses

Real estate acquisition fees and expenses to affiliates of $6.4 million represent the acquisition fees and expenses due to our advisor for the Comcast, Boeing, Schlumberger, UTC, Avnet, and Cigna property acquisitions based on a combined acquisition price of $213.9 million compared to the $105.3 million combined acquisition price of the AT&T, Westinghouse, GE, and Travelers property acquisitions made during the prior year.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 increased by $0.4 million compared to the same period in the prior year. General and administrative expenses for the six months ended June 30, 2013 totaled $1.4 million consisting mostly of accounting and legal fees of $0.3 million, allocated personnel and rent costs incurred by our advisor of $0.3 million, and other expenses totaling $0.8 million. The total of $0.8 million in other expenses consisted mainly of Board of Directors’ fees, transfer agent fees, directors’ and officers’ insurance, filing fees, printing costs, and bank fees. The $0.4 million increase is primarily due to the following: (1) an increase of $0.1 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (2) an increase of $0.1 million in accounting and legal fees related to increased activity in the current period including amendments to the property management agreement, share redemption program, and distribution reinvestment plan; and (3) an increase of $0.2 million in other expenses consisting mainly of transfer agent fees, filing fees, printing costs, bank charges, and technology expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 consisted of depreciation of building and building improvements of our properties of $3.5 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $4.5 million. The increase of $3.8 million as compared to the same period in 2012 is a result of depreciation and amortization for the real estate acquired subsequent to June 30, 2012.

Interest Expense

Interest expense for the six months ended June 30, 2013 increased by approximately $2.3 million compared to the same period in 2012. The net increase is due primarily to the following: (1) $0.2 million in additional mortgage interest expense related to the GE mortgage debt for which there were six full months of interest expense compared to one month in the same period in the prior year; (2) $1.4 million related to interest expense on the Midland Mortgage Loan for the eight properties refinanced on February 28, 2013, which previously served as security for the KeyBank Credit Facility, which had a lower interest rate; (3) $0.4 million in additional interest expense primarily related to the KeyBank Credit Facility (as discussed below) as a result of the acquisitions made subsequent to June 30, 2012; and (4) $0.4 million in additional amortization of deferred financing costs related to the acquisitions made subsequent to June 30, 2012. These increases are offset by a $0.1 million decrease in interest expense as it relates to the Mezzanine and bridge loans due to a lower average balance compared to the same period in the prior year.

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(5,269,080)	$(1,113,630)	$(6,362,037)	$(4,159,647)
Adjustments:
Depreciation of building and improvements	1,935,565	1,140,627	3,463,912	2,087,426
Amortization of intangible assets	2,482,226	1,143,885	4,500,090	2,086,995
Depreciation of building and improvements- unconsolidated entity	14,164	—	14,164	—
Amortization of intangible assets- unconsolidated entity	14,271	—	14,271	—

FFO/(FFO Deficit)	$(822,854)	$1,170,882	$1,630,400	$14,774

Reconciliation of FFO to MFFO
FFO/(FFO Deficit)	$(822,854)	$1,170,882	$1,630,400	$14,774
Adjustments:
Acquisition fees and expenses to non-affiliates	609,218	234,276	864,997	915,831
Acquisition fees and expenses to affiliates	5,247,003	873,000	6,417,003	3,159,000
Acquisition fees and expenses to non-affiliates- unconsolidated entity	28,313	—	28,313	—
Revenues in excess of cash received (straight-line rents)	(548,731)	(314,843)	(1,000,779)	(586,712)
Amortization of above/(below) market rent	(92,858)	(56,241)	(137,192)	(199,392)
Revenues in excess of cash received (straight-line rents)- unconsolidated entity	(5,402)	—	(5,402)	—
Amortization of above/(below) market rent- unconsolidated entity	4,679	—	4,679	—
Gain on investment in unconsolidated entity	(160,000)	—	(160,000)	—

MFFO	$4,259,368	$1,907,074	$7,642,019	$3,303,501

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

KeyBank Credit Facility

On June 13, 2013, we, through our Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and the other Lenders, pursuant to which the Lenders provided available financing commitments of $190.0 million of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, we may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.

In connection with the acquisitions of the Comcast, Boeing, Schlumberger, UTC, Avnet and Cigna properties on January 11, 2013, February 15, 2013, May 1, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, we, through our Operating Partnership, made draws totaling $129.2 million under the KeyBank Credit Facility. As of June 30, 2013, $154.6 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet and Cigna properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($190.0 million) or the aggregate borrowing base availability ($154.6 million), therefore, the available balance was $35.4 million as of June 30, 2013.

KeyBank Bridge Loan

On June 13, 2013, certain of our Operating Partnership’s wholly owned SPEs entered into that certain First Amendment to Bridge Credit Agreement and Omnibus Amendment to Loan Documents (the “First Amendment”), pursuant to which the available commitments under the bridge credit agreement with KeyBank National Association and Fifth-Third Bank (“Bridge Credit Agreement”) were increased from $25.0 million to $35.0 million (the “KeyBank Bridge Loan”). In addition, the First Amendment provides that the commitments may be increased to a maximum of $50.0 million, in $5.0 million increments. The other material terms of the Bridge Credit Agreement were otherwise unchanged.

In connection with the acquisitions of the Comcast, UTC, Avnet and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, we, through our Operating Partnership, made draws from the KeyBank Bridge Loan totaling $33.8 million. The KeyBank Bridge Loan is guaranteed by our Chief Executive Officer and Chairman, both personally and through his trust, our Sponsor, and us. There was no outstanding balance on the KeyBank Bridge Loan on June 30, 2013 and the borrowing availability was $35.0 million.

Midland Mortgage Loan

On February 28, 2013, certain property-owning special purpose entities (“SPEs”) wholly-owned by our Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is guaranteed by our Operating Partnership and is secured by a first lien on and individual security agreements with the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

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

Our cash and cash equivalent balances decreased by approximately $3.0 million during the six months ended June 30, 2013 and were used in or provided by the following:

Operating Activities. During the six months ended June 30, 2013, we generated $2.1 million of net cash from operating activities, compared to $1.5 million generated during the same period in 2012. The net loss in the current period is offset by (1) non-cash adjustments of $7.7 million (consisting mainly of depreciation and amortization of $8.7 million less deferred rent of $1.0 million), which increased compared to the same period in 2012 in which the same non-cash adjustments totaled $3.8 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to June 30, 2012; (2) a $0.2 million gain on investment in an unconsolidated beneficial interest in a Delaware Statutory Trust (“DST”); and (3) cash provided by working capital of $1.0 million compared to cash provided by working capital of $1.9 million for the six months ended June 30, 2012. The decrease in working capital is primarily due to an increase in restricted cash reserves totaling approximately $2.1 million related to the cash collections received in a designated cash collateral account which is controlled by the lender.

Investing Activities. During the six months ended June 30, 2013, we used $206.4 million in cash for investing activities related to (1) $205.2 million for the acquisitions made in the current period, net of $8.3 million in limited partnership units issued, less approximately $0.2 million in real estate acquisition and other deposits used in the current period; and (2) $1.4 million for the investment in an unconsolidated beneficial interest in a DST, net of a $0.2 million gain. The increase in cash usage of $108.0 million compared to the six months ended June 30, 2012 is primarily due to an increase in acquisitions made in the current period of $106.6 million compared to the acquisitions made in the same period in the prior year plus $1.4 million used to acquire the beneficial interest in a DST in the current period.

Financing Activities. During the six months ended June 30, 2013, we generated $201.3 million in financing activities, compared to $94.9 million generated during the same period a year ago, an increase in cash provided by financing activities of $106.4 million. The increase in cash generated is the net result of a $222.9 million increase in the change in cash provided by financing activities compared to the prior year and a $116.5 million increase in the change in cash used in financing activities compared to the prior year. The $222.9 million increase is comprised of: (1) an increase of $172.0 million in proceeds from borrowings on the Midland Mortgage Loan, the KeyBank Credit Facility, and KeyBank Bridge Loan discussed above; and (2) an increase of $50.9 million in the issuance of common stock during the six months ended June 30, 2013, compared to the same period a year ago. The $116.5 million decrease consists of the following: (1) an increase of $112.0 million in loan repayments for the KeyBank Credit Facility and KeyBank Bridge Loan discussed above; (2) a $0.1 million increase in loan amortization compared to the same period a year ago; (3) a $1.6 million increase in distribution payments to common stockholders; (4) a $0.5 million increase in common stock repurchases; and (5) an increase in deferred financing costs of $2.3 million as a result of $0.2 million in additional deferred financing costs incurred from the six acquisitions made in the current period, $1.4 million in additional deferred financing costs related to the Midland Mortgage Loan, $0.2 million resulting from the First Amendment to the Bridge Credit Agreement, discussed in Note 5, Debt, $1.5 million as a result of the Second Restated KeyBank Credit Agreement, discussed in Note 5, Debt, less a $0.1 million write off of fees related to a lender syndicated under the KeyBank Credit Facility, which exited the facility during the current period, and less $0.9 million of amortization for the six months ended June 30, 2013.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Initial Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013			December 31, 2012
Distributions paid in cash — noncontrolling interests	$1,179,844			$2,334,972
Distributions paid in cash — redeemable noncontrolling interests (1)	181,623			358,617
Distributions paid in cash — common stockholders	2,914,630			3,164,685
Distributions reinvested (shares issued)	2,968,921			2,732,270

Total distributions	$7,245,018	(2)		$8,590,544

Source of distributions:
Cash flows provided by operations (3)	$2,145,110		30%	$5,058,053	59%
Offering proceeds from issuance of common stock(4)	2,130,987		29%	800,221	9%
Offering proceeds from issuance of common stock pursuant to the DRP	2,968,921		41%	2,732,270	32%

Total sources	$7,245,018		100%	$8,590,544	100%

(1)	Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the six months ended June 30, 2013) and noncontrolling interests (see consolidated statements of equity for the six months ended June 30, 2013) based on their respective ownership percentages as of June 30, 2013.
(2)	Total distributions declared but not paid as of June 30, 2013 were $0.6 million and $0.3 million for common stockholders and noncontrolling interests, respectively.
(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(4)	The terms of the KeyBank Bridge Loan required periodic payments throughout the month in which a bridge facility draw is outstanding, equal to the net equity raised in our Public Offerings. Proceeds from the issuance of common stock were used to pay down the draws on the KeyBank Bridge Loan in full on June 28, 2013.

For the six months ended June 30, 2013, we paid and declared distributions of approximately $6.1 million to common stockholders including shares issued pursuant to the DRP, and approximately $1.4 million to the limited partners of our Operating Partnership, as compared to FFO and MFFO for the six months ended June 30, 2013 of $1.6 million and $7.6 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2013:

	Payments Due During the Years Ending December 31,
	Total		2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$324,836,971	(2)	$703,167	$3,060,395	$40,564,921	$280,508,488
Interest on outstanding debt obligations (3)	73,263,061		5,951,816	23,721,357	19,849,818	23,740,070

Total	$398,100,032		$6,654,983	$26,781,752	$60,414,739	$304,248,558

(1)	Amounts include principal payments only. As of June 30, 2013, the total KeyBank Credit Facility was $154.6 million and is due on June 13, 2018, assuming the two one-year extensions are exercised.
(2)	The payments on our mortgage debt do not include the premium of $0.4 million.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

As of June 30, 2013, our debt consisted of property-specific mortgage loans including the Midland Mortgage Loan discussed below of $170.6 million, which includes $0.4 million in debt premiums, and $154.6 million in draws from the KeyBank Credit Facility. During the six months ended June 30, 2013, we obtained $129.2 million from the KeyBank Credit Facility and $33.8 million from the KeyBank Bridge Loan to partially finance certain acquisitions discussed below. The draws on the KeyBank Bridge Loan were paid in full on June 28, 2013.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates that are lower than our current borrowing cost. In order to mitigate our interest rate risk on certain financial instruments, we may enter into interest rate hedge instruments, such as interest rate cap agreements, and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

Midland Mortgage Loan

In conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the Midland Mortgage Loan for $105.6 million as discussed in Note 5, Debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

GE Mortgage Debt

In conjunction with the acquisition of the GE property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $6.9 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

LTI Mortgage Debt

In conjunction with the contribution of the LTI property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $34.4 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

Emporia Partners Mortgage Debt

In conjunction with the contribution of the Emporia Partners property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $5.4 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

KeyBank Credit Facility

As of June 30, 2013, $154.6 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet, and Cigna properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($190.0 million) or the aggregate borrowing base availability ($154.6 million), therefore, the available balance under the KeyBank Credit Facility was $35.4 million as of June 30, 2013. See Note 5, Debt, to the consolidated financial statements, for a detailed description of the KeyBank Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Credit Facility would potentially increase by approximately $0.5 million for the six months ended June 30, 2013. As of June 30, 2013, we had interest rate cap agreements in place with a combined notional amount of $100.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%.

KeyBank Bridge Loan

On January 11, 2013, May 3, 2013, May 29, 2013, and June 20, 2013, in connection with the acquisition of the Comcast, UTC, Avnet, and Cigna properties, we, through our Operating Partnership, made draws totaling approximately $33.8 from the KeyBank Bridge Loan. The balance on the KeyBank Bridge Loan was paid in full as of June 28, 2013. As this debt is in place for a short time, there is minimal interest rate risk exposure.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of June 30, 2013 resulted in the following:

Common shares issued in our Public Offerings	21,516,467
Common shares issued in our Public Offerings pursuant to our DRP	705,581
Common shares redeemed in our SRP	(82,911)
Gross proceeds from our Public Offerings	$215,599,822
Gross proceeds from our Public Offerings from shares issued pursuant to our DRP	6,774,671

Total gross proceeds from our Public Offerings	222,374,493
Redemption of common shares pursuant to our SRP	(811,537)
Selling commissions and dealer manager fees paid	(20,548,157)
Reimbursement to our Advisor of O&O costs paid	(2,669,310)
Reimbursement to our Advisor of O&O and other costs payable	(732,631)

Net proceeds from our Public Offerings	$197,612,858

The net offering proceeds raised in the Public Offerings, exclusive of the $3.0 million decrease in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $92.1 million in payments on mezzanine and bridge loans used to acquire the LTI, Quad/Graphics, AT&T, Westinghouse, GE, Travelers, Health Net, Comcast, UTC, Avnet, and Cigna properties; (2) $73.7 million for certain property acquisitions paid at closing; (3) $23.7 million of various fees and reimbursements paid to affiliates; (4) deferred financing costs of $7.3 million paid to lending banks; (5) $4.4 million to pay real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions, which are included in real estate acquisition and other deposits on the consolidated balance sheets; (6) $1.4 million for the investment in an unconsolidated beneficial interest in a DST as discussed in Note 4, Investments; and (7) $103.6 million to repay a portion of the outstanding balance of the KeyBank Credit Facility, along with $105.6 million in borrowing proceeds from the Midland Mortgage Loan, both discussed in Note 5, Debt, to the consolidated financial statements, resulting in additional proceeds of $2.0 million.

(c)	As noted in Note 8, Commitments and Contingencies – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted the SRP on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our SRP has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus.

As of June 30, 2013 and December 31, 2012, $6.8 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception through June 30, 2013, we redeemed 82,911 shares of common stock for approximately $0.8 million at a weighted average price per share of $9.79 pursuant to the SRP. As of June 30, 2013, there were 5,825 shares subject to redemption requests to be processed subsequent to June 30, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2013. On July 31, 2013, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.72. Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days’ written notice at any time.

During the quarter ended June 30, 2013, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2013	10,974	$9.75	10,974	(1)
May 31, 2013	—	N/A	—	—
June 30, 2013	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2	Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3	Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4	Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5	Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to Supplement No. 3, incorporated by reference to Post-Effective Amendment No. 10 to the Registrant’s Registration Statement on Form S-11, filed on July 17, 2012, Commission File No. 333-159167)

10.1	Schlumberger Purchase Agreement dated March 21, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2013, Commission File No. 000-54377

Exhibit No.	Description

10.2	Second Amended and Restated KeyBank Credit Agreement dated June 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 18, 2013, Commission File No. 000-54377

10.3	Second Amended and Restated Guaranty dated June 13, 2013, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 18, 2013, Commission File No. 000-54377

10.4	First Amendment to Bridge Credit Agreement and Omnibus Amendment to Loan Documents dated June 13, 2013, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 18, 2013, Commission File No. 000-54377

10.5	Cigna Purchase Agreement dated May 22, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2013, Commission File No. 000-54377

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Griffin Capital Essential Asset REIT, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated: August 9, 2013	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)