Form 10-Q
period 2013-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2013-11-06
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-54377
_______________________________________________
Griffin Capital Essential Asset REIT, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________

Maryland	26-3335705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2121 Rosecrans Avenue, Suite 3321
El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2013: 36,051,939 $0.001 par value per share.

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
See the risk factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$57,825,366	$5,672,611
Restricted cash	8,592,836	5,569,678
Real estate:
Land	79,385,399	50,952,519
Building and improvements	382,187,374	209,056,922
Tenant origination and absorption cost	114,293,039	68,333,173
Total real estate	575,865,812	328,342,614
Less: accumulated depreciation and amortization	(32,312,617)	(18,898,049)
Total real estate, net	543,553,195	309,444,565
Investment in unconsolidated entity	1,443,085	—
Above market leases, net	6,994,885	6,981,667
Deferred rent	4,756,371	2,869,025
Deferred financing costs, net	4,416,380	2,148,377
Real estate acquisition deposits	3,250,000	750,000
Other assets	5,583,924	1,360,495
Total assets	$636,416,042	$334,796,418
LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $348,366 and $452,283, respectively	$170,241,980	$65,782,288
KeyBank Credit Facility	171,699,848	129,030,000
Total debt	341,941,828	194,812,288
Restricted reserves	6,240,713	4,447,560
Accounts payable and other liabilities	7,380,804	3,587,244
Distributions payable	1,074,993	620,839
Due to affiliates	1,272,495	545,138
Below market leases, net	13,123,434	9,176,658
Total liabilities	371,034,267	213,189,727
Commitments and contingencies (Note 8)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2013 and December 31, 2012	4,886,686	4,886,686
Common stock subject to redemption	8,960,936	3,439,347
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of September 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 30,368,013 and 13,376,868 shares outstanding, respectively	306,966	133,565
Additional paid-in capital	262,441,021	112,794,444
Cumulative distributions	(19,800,857)	(9,192,318)
Accumulated deficit	(13,906,671)	(7,966,871)
Total stockholders’ equity	229,040,459	95,768,820
Noncontrolling interests	22,493,694	17,511,838
Total equity	251,534,153	113,280,658
Total liabilities and equity	$636,416,042	$334,796,418
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental income	$12,316,591	$5,915,635	$30,361,740	$15,671,673
Property expense recoveries	3,552,589	969,822	7,672,648	2,271,477
Total revenue	15,869,180	6,885,457	38,034,388	17,943,150
Expenses:
Asset management fees to affiliates	1,040,209	506,652	2,532,286	1,335,113
Property management fees to affiliates	569,177	181,218	1,194,040	466,759
Property operating expense	2,189,127	201,734	4,077,977	270,276
Property tax expense	1,885,026	735,648	4,076,011	1,934,653
Acquisition fees and expenses to non-affiliates	157,727	35,754	1,022,724	951,585
Acquisition fees and expenses to affiliates	886,200	—	7,303,203	3,159,000
General and administrative expenses	653,941	430,534	2,027,731	1,420,538
Depreciation and amortization	5,450,566	2,499,988	13,414,568	6,674,409
Total expenses	12,831,973	4,591,528	35,648,540	16,212,333
Income from operations	3,037,207	2,293,929	2,385,848	1,730,817
Other income (expense):
Interest expense	(3,383,794)	(2,129,475)	(9,233,586)	(5,726,351)
Interest income	70	114	603	455
Gain on investment in unconsolidated entity	—	—	160,000	—
Loss from investment in unconsolidated entity	(89,166)	—	(110,585)	—
Net income (loss)	(435,683)	164,568	(6,797,720)	(3,995,079)
Net income (loss) attributable to noncontrolling interests	(61,606)	42,952	(1,089,432)	(1,366,381)
Net income (loss) attributable to controlling interest	(374,077)	121,616	(5,708,288)	(2,628,698)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(79,773)	(66,604)	(231,512)	(187,874)
Net income (loss) attributable to common stockholders	$(453,850)	$55,012	$(5,939,800)	$(2,816,572)
Net income (loss) attributable to common stockholders per share, basic and diluted	$(0.02)	$0.01	$(0.29)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	25,867,247	9,782,341	20,597,265	8,070,662
Distributions declared per common share	$0.17	$0.17	$0.51	$0.51
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2011	5,667,551	$56,611	$47,872,560	$(3,085,438)	$(3,772,346)	$41,071,387	$21,786,577	$62,857,964
Gross proceeds from issuance of common stock	7,444,210	74,442	74,367,658	—	—	74,442,100	—	74,442,100
Discount on issuance of common stock	—	—	(357,641)	—	—	(357,641)	—	(357,641)
Offering costs including dealer manager fees to affiliates	—	—	(8,855,762)	—	—	(8,855,762)	—	(8,855,762)
Distributions to common stockholders	—	—	—	(3,374,610)	—	(3,374,610)	—	(3,374,610)
Issuance of shares for distribution reinvestment plan	287,607	2,732	2,729,538	(2,732,270)	—	—	—	—
Repurchase of common stock	(22,500)	(220)	(219,130)	—	—	(219,350)	—	(219,350)
Repurchase of noncontrolling interests	—	—	(10,509)	—	—	(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(2,732,270)	—	—	(2,732,270)	—	(2,732,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,333,749)	(2,333,749)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(98,921)	(98,921)
Net loss	—	—	—	—	(4,194,525)	(4,194,525)	(1,739,105)	(5,933,630)
BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	16,509,261	168,710	168,541,157	—	—	168,709,867	—	168,709,867
Discount on issuance of common stock	—	—	(570,237)	—	—	(570,237)	—	(570,237)
Offering costs including dealer manager fees to affiliates	—	—	(18,022,617)	—	—	(18,022,617)	—	(18,022,617)
Distributions to common stockholders	—	—	—	(5,381,389)	—	(5,381,389)	—	(5,381,389)
Issuance of shares for distribution reinvestment plan	536,120	5,227	5,221,923	(5,227,150)	—	—	—	—
Repurchase of common stock	(54,236)	(536)	(535,767)	—	—	(536,303)	—	(536,303)
Additions to common stock subject to redemption	—	—	(5,227,150)	—	—	(5,227,150)	—	(5,227,150)
Contribution of noncontrolling interest	—	—	239,268	—	—	239,268	8,095,303	8,334,571
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,981,059)	(1,981,059)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(42,956)	(42,956)
Net loss	—	—	—	—	(5,939,800)	(5,939,800)	(1,089,432)	(7,029,232)
BALANCE September 30, 2013	30,368,013	$306,966	$262,441,021	$(19,800,857)	$(13,906,671)	$229,040,459	$22,493,694	$251,534,153
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(6,797,720)	$(3,995,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	5,941,590	3,315,509
Amortization of intangible assets	7,472,978	3,358,900
Amortization of above and below market leases, net	(321,180)	(244,086)
Amortization of deferred financing costs	1,218,513	817,107
Amortization of debt premium	(103,917)	(82,172)
Deferred rent	(1,887,346)	(992,061)
Funding of restricted cash reserves	—	(5,000)
Loss from investment in unconsolidated entity	110,585	—
Gain on investment in unconsolidated entity	(160,000)	—
Change in operating assets and liabilities:
Due from affiliates, net	—	459,521
Other assets	(1,085,629)	(12,922)
Rent collections received in restricted cash collateral account	(1,249,216)	—
Operating reserves due to debt refinancing	19,211	—
Accounts payable and other liabilities	4,087,999	789,628
Due to affiliates, net	727,357	356,695
Net cash provided by operating activities	7,973,225	3,766,040
Investing Activities:

Acquisition of properties, net	(234,705,529)	(98,391,730)
Real estate acquisition deposits	(2,500,000)	(300,000)
Improvements to real estate	(1,768)	—
Payments for construction-in-progress	(226,592)	(54,489)
Investment in unconsolidated entity	(1,440,000)	—
Distributions from investment in unconsolidated entity	46,330	—
Net cash used in investing activities	(238,827,559)	(98,746,219)
Financing Activities:
Proceeds from borrowings	285,715,000	96,584,015
Principal payoff of secured indebtedness	(137,445,152)	(36,100,000)
Principal amortization payments on secured indebtedness	(1,036,391)	(914,780)
Deferred financing costs	(3,486,516)	(1,298,778)
Financing deposits	(3,137,800)	(75,000)
Issuance of common stock, net	150,117,013	41,801,185
Repurchase of common stock	(536,303)	(94,975)
Repurchase of noncontrolling interests	—	(113,473)
Distributions to noncontrolling interests	(2,208,507)	(2,025,359)
Funding of distributions to noncontrolling interests for the month of September 30, 2012	—	(220,296)
Distributions to common stockholders	(4,974,255)	(2,147,399)
Net cash provided by financing activities	283,007,089	95,395,140
Net increase in cash and cash equivalents	52,152,755	414,961
Cash and cash equivalents at the beginning of the period	$5,672,611	$5,429,440
Cash and cash equivalents at the end of the period	$57,825,366	$5,844,401
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,049,545	$4,419,307
Supplemental Disclosures of Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition and contribution of real estate assets plus a premium of $0 and $211,423, respectively	$—	$6,908,270
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets	$8,334,571	$—
Restricted cash- assumed upon acquisition/contribution of real estate assets by non-affiliates/affiliates	$4,113,170	$—
Restricted cash- deferred maintenance reserve funded in conjunction with the refinancing of debt	$583,801	$—
Restricted cash- ongoing reserve paid by tenant for improvements and other operating expenses	$154,935	$—
Increase (decrease) in distributions payable to noncontrolling interests	$47,020	$(228,945)
Increase in distributions payable to common stockholders	$407,134	$129,221
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$231,512	$187,874
Common stock issued pursuant to the distribution reinvestment plan	$5,227,150	$1,791,367
Common stock redemptions funded subsequent to period-end	$78,224	$124,375
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one -year term, and it may be renewed for an unlimited number of successive one -year periods by the Company’s board of directors.
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
On February 15, 2013, the Company announced the revised share offering price under the Initial Public Offering of $10.28 per share, and a revised price under the DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. The revised share price was primarily based on the net asset value (“NAV”) per share of the Company’s stock as of December 31, 2012 of $9.56, which was grossed up for sales commissions. An independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate was engaged to appraise each of the properties owned by the Company as of December 31, 2012, in order to determine a gross asset value (the “GAV”). The GAV less management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 resulted in the NAV. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which are not audited.
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
Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 11,008,201 shares of the Company’s common stock for gross proceeds of approximately $112.7 million from April 26, 2013 through September 30, 2013. As of September 30, 2013, the Company had received aggregate gross offering proceeds of approximately $306.6 million from the sale of shares in the Private Offering and the Public Offerings. There were 30,368,013 shares outstanding at September 30, 2013, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of September 30, 2013 and December 31, 2012, the Company had issued $9.0 million and $3.8 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $0.1 million and $0.4 million, respectively (See Note 8, Commitments and Contingencies — Share Redemption Program). Since inception, the Company had redeemed $0.9 million of common stock pursuant to the share redemption plan as of September 30, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2013, the Company owned approximately 86% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 8% of the limited partnership units of the Operating Partnership. The remaining approximately 6% of the limited partnership units were owned by third parties, which were issued in exchange for a contributed interest in certain properties. During the year ended December 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2013.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company removed interest income and interest expense as a component of total revenue and total expenses, respectively, on the consolidated statements of operations and now presents interest income and interest expense as non-operating other income (expense) for all periods presented. The Company also removed real estate acquisition deposits and financing deposits from other assets on the consolidated statements of cash flows and now presents them as separate line items under investing and financing activities, respectively, for all periods presented. Additionally, the Company removed dealer manager fees paid to affiliates from accounts payable and other liabilities on the consolidated balance sheets and now presents them in the Due to affiliates balance for all periods presented.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2012. As of September 30, 2013, approximately $0.2 million of the Company's operating cash balance was restricted for re-tenanting costs related to the Will Partners property, which was funded on October 9, 2013, as discussed in Note 3, Real Estate.
The Company maintains cash accounts with major financial institutions. The cash balances consist of business checking accounts and money market accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company considers balances in excess of the insured amounts to potentially be a concentration of credit risk. However, the Company has not experienced any losses with respect to cash balances in excess of government-provided insurance and does not anticipate any losses in the future.
Restricted Cash
In conjunction with the contribution of certain assets, or as required by certain lenders in conjunction with an acquisition or debt financing, the Company assumed or funded, respectively, reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance (see Note 3, Real Estate). As of September 30, 2013 and December 31, 2012, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $8.6 million and $5.6 million, respectively. The balance as of September 30, 2013 includes $1.3 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan and the rent abatement escrow for the Schlumberger property as discussed in Note 3, Real Estate.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, “Business Combinations,” to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and nine months ended September 30, 2013 totaled $1.0 million and $8.3 million, respectively.
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
The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles are included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.

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
Depreciation expense for buildings and improvements for the three and nine months ended September 30, 2013 were $2.5 million, and $5.9 million, respectively, and for the three and nine months ended September 30, 2012 were $1.2 million and $3.3 million, respectively.
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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of September 30, 2013 and December 31, 2012, the Company did not record any impairment charges related to its real estate assets or intangible assets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future, one which it may exercise at any point after the beneficial owners have held their interest in the DST for at least one year. Upon the Operating Partnership's exercise of the exchange right, the beneficial owner will have the right to exchange their interest in the DST for units of the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership such exchange will be dilutive to the existing limited partnership unit holders. As of September 30, 2013, the investment balance totaled approximately $1.4 million. See Note 4, Equity Investments.
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
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of September 30, 2013, there were no leases that provide for contingent rental income.
During the three and nine months ended September 30, 2013, the Company recognized deferred rent from tenants of $0.9 million and $1.9 million, respectively, and during the three and nine months ended September 30, 2012, $0.4 million and $1.0 million, respectively. As of September 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $4.8 million and $2.9 million, respectively, and is included in deferred rent on the consolidated balance sheets.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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
Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of September 30, 2013, organizational and offering costs did not exceed the limitations. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	September 30, 2013	December 31, 2012
Cumulative offering costs- Private and Public Offerings	$34,176,202	$16,153,585
Cumulative organizational costs- Private and Public Offerings	$536,919	$396,484
Organizational and offering costs advanced by and due to the Advisor (1)	$518,906	$137,425

(1)	As of September 30, 2013 and December 31, 2012, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of September 30, 2013 is comprised of financing costs incurred for the KeyBank Credit Facility (as defined herein), KeyBank Bridge Loan (as defined herein), and Midland Mortgage Loan (as defined herein), discussed in Note 5, Debt. As of September 30, 2013 and December 31, 2012, the Company’s deferred financing costs, net of accumulated amortization, were $4.4 million and $2.1 million, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Share-Based Compensation
The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of September 30, 2013.
Fair Value Measurements
The fair value of financial and nonfinancial assets and liabilities is based on a fair value hierarchy established by the FASB that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2013, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable, as defined in Note 5, Debt. Other than the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and TransDigm properties and the Midland Mortgage Loan discussed in Note 5, Debt, the amounts of the financial instruments presented in the consolidated financial statements and the KeyBank Credit Facility, substantially approximate their fair value as of September 30, 2013 and December 31, 2012. The fair value of the five mortgage loans in the table below is estimated by discounting each loan’s contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2013 and year ended December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,066,397	$20,035,928	$22,833,914	$20,257,850
Emporia Partners	$4,694,262	$4,522,825	$5,307,403	$4,757,113
LTI (1)	$33,406,021	$32,990,639	$35,555,789	$33,476,326
TransDigm (2)	$6,891,286	$6,744,222	$7,332,566	$6,838,716
Midland Mortgage Loan	$99,226,028	$105,600,000	$—	$—

(1)	The carrying value does not include the debt premium of $0.2 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	The carrying value does not include the debt premium of $0.1 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2013 the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2013 the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2013 and December 31, 2012, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended September 30, 2013. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Certain information used to describe the real estate investments included in the Company’s consolidated financial statements such as square footage, occupancy, and annualized gross base rent percentages, are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-2”). ASU No. 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-2 is effective for reporting periods beginning after December 31, 2012. The Company’s adoption of ASU No. 2013-2 did not have a material impact on its consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-1”). ASU No. 2013-1 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-1 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company’s adoption of ASU No. 2013-1 did not have a material impact on its consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company’s adoption of ASU No. 2011-1 did not have a material impact on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

3.	Real Estate
As of September 30, 2013, the Company’s real estate portfolio consisted of 21 properties including office, warehouse, and manufacturing facilities with a combined acquisition value of $568.7 million, including the allocation of the purchase price to above and below-market lease valuation.
2013 Acquisitions
During the nine months ended September 30, 2013, the Company acquired seven properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $243.4 million as shown below.

Property	Location	Tenant	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Credit Facility (2)	Other Debt Financing (2)	Year of Lease Expiration	2013 Annualized Gross Base Rent (3)
Comcast	Greenwood Village, CO	Comcast Holdings, LLC	1/11/2013	$27,000,000	157,300	$810,000	$16,200,000	$10,365,000	2021	$2,234,000
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000,000	70,100	360,000	6,600,000	—	2017	1,513,000
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750,000	149,700	1,462,500	20,300,000	—	2024	2,985,000
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188,000	198,900	1,175,640	16,300,000	14,500,000	2025	2,546,000
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462,100	231,400	973,863	21,500,000	3,250,000	2018	2,758,000
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500,000	232,600	1,635,000	48,300,000	5,700,000	2023	3,606,000
Nokia	Arlington Heights, IL	Nokia Solution & Networks	8/13/2013	29,540,000	214,200	886,200	17,100,000	—	2025	2,157,000
				$243,440,100	1,254,200	$7,303,203	$146,300,000	$33,815,000		$17,799,000

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

(3)
Gross base rent is based on the contractual rental payments for the 12-month period subsequent to September 30, 2013. Total rental income received for the Nokia property for the three months ended September 30, 2013 was $0.3 million, based on an acquisition date of August 13, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The following summarizes the purchase price allocation of the 2013 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Total
Comcast	$3,145,880	$14,170,560	$8,655,578	$627,982	$26,600,000	(1)
Boeing	3,000,000	5,291,315	3,708,685	—	12,000,000
Schlumberger	2,800,000	39,921,024	7,831,114	(1,802,138)	48,750,000
UTC	1,330,000	28,426,881	9,431,119	—	39,188,000
Avnet	1,860,000	28,907,849	2,572,854	(878,603)	32,462,100
Cigna	8,600,000	38,070,325	10,031,654	(2,201,979)	54,500,000
Nokia	7,697,000	18,114,138	3,728,862	—	29,540,000
Total	$28,432,880	$172,902,092	$45,959,866	$(4,254,738)	$243,040,100

(1)	Amount represents the purchase price of $27.0 million, net of a $0.4 million credit from the seller for deferred maintenance costs, which reduced building and improvements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2013 had been included in operations as of January 1, 2012. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$16,307,541	$14,268,101	$48,163,734	$39,777,508
Net income (loss)	$783,425	$(15,544)	$2,834,807	$(10,101,847)
Net income (loss) attributable to common stockholders (1)	$592,562	$(77,423)	$2,116,275	$(6,792,461)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.02	$(0.01)	$0.10	$(0.84)

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The lease expirations of the Company’s 21 properties range from 2016 to 2025. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2013	$11,514,964
2014	46,616,199
2015	47,333,024
2016	48,157,793
2017	47,799,006
Thereafter	225,686,220
Total	$427,107,206

Revenue Concentration
No property, based on annualized gross base rent for the 12-month period subsequent to September 30, 2013, pursuant to the respective in-place leases, was greater than 10% as of September 30, 2013.
The percentage of annualized gross base rent for the 12-month period subsequent to September 30, 2013, by state, based on the respective in-place leases, is as follows:

State	Annualized Gross Base Rent	Number of Properties	Percentage of Annualized Gross Base Rent
California	$8,359,000	3	17.8%
Illinois	8,343,000	4	17.7
Arizona	6,364,000	2	13.5
Colorado	4,731,000	3	10.1
Washington	4,675,000	2	9.9
Texas	2,985,000	1	6.3
Pennsylvania	2,887,000	1	6.1
North Carolina	2,546,000	1	5.4
All others	6,126,000	4	13.2
Total	$47,016,000	21	100%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The percentage of annualized gross base rent for the 12-month period subsequent to September 30, 2013, by industry, based on the respective in-place leases, is as follows:

Industry	Annualized Gross Base Rent	Number of Properties	Percentage of Annualized Gross Base Rent
Insurance	$8,230,000	3	17.5%
Telecommunications	7,553,000	3	16.1
Consumer Products	7,091,000	4	15.1
Aerospace	6,693,000	4	14.2
Energy	5,872,000	2	12.5
Biotechnology	4,254,000	1	9.0
Technology	2,758,000	1	5.9
Engineering	2,587,000	1	5.5
All others	1,978,000	2	4.2
Total	$47,016,000	21	100%

The tenant lease expirations by year based on annualized gross base rent for the 12-month period subsequent to September 30, 2013 are as follows:

Year of Lease Expiration	Annualized Gross Base Rent	Number of Properties	Square Feet	Percentage of Annualized Gross Base Rent
2016	$762,000	1	35,800	1.6%
2017	1,513,000	1	70,100	3.2%
2018	3,882,000	2	345,700	8.3%
2019	4,672,000	2	255,000	9.9%
2020	3,797,000	2	1,021,000	8.1%
2021	4,240,000	2	723,800	9.0%
2022	12,688,000	5	1,014,100	27.0%
2023	3,606,000	1	232,600	7.7%
2024	4,266,000	2	280,700	9.1%
2025	7,590,000	3	531,100	16.1%
Total	$47,016,000	21	4,509,900	100%
Tenant Risk
Tenant security deposits as of September 30, 2013 and December 31, 2012, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.03 million, as required pursuant to the lease for theITT property. No security deposits were received for the other 20 leases and, therefore, the Company bears the full risk of tenant rent collections. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of September 30, 2013 and December 31, 2012 totaled less than $0.2 million and $0.01 million, respectively.
In June 2013, World Kitchen, LLC vacated the Will Partners property but remains obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. The Company’s property manager is actively involved in finding an appropriate replacement tenant. The terms of the second amended and restated KeyBank Credit Agreement (as defined in Note 5, Debt) requires the Company to reserve for re-tenanting costs based on a budget provided to, and approved by, KeyBank, as Administrative Agent. On October 9, 2013, the Company

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

provided to, and KeyBank approved, a re-tenanting budget of $0.8 million, of which approximately $0.2 million was funded and the Company will be obligated to fund an additional $0.03 million per month until the reserve is satisfied.
GE Aviation Systems, (“GE”), the tenant occupying the TransDigm property (formerly known as the GE property), was acquired by TransDigm Group, Inc. (“TransDigm”) on June 30, 2013. TransDigm, a public company traded on the NYSE under the symbol “TDG” is a Cleveland, OH based aircraft parts maker. As part of the transaction, TransDigm assumed the lease. General Electric, the parent of GE, will continue to guaranty the lease for the duration of the term.

On October 15, 2013, Westinghouse Electric Company, LLC (“Westinghouse”), the tenant previously occupying the Westinghouse property, entered into a sublease with PPG Industries, Inc, ("PPG"). PPG is a public company traded on the NYSE under the symbol “PPG” located in Pittsburgh, PA. PPG plans to utilize the property as the North American administrative headquarters for the PPG Architectural Paints Business. Westinghouse remains obligated pursuant to the terms of a direct lease with the Company.
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

	Balance September 30, 2013	Balance December 31, 2012
In-place lease valuation (above market)	$8,534,173	$7,906,191
In-place lease valuation (above market)- accumulated amortization	(1,539,288)	(924,524)
In-place lease valuation (above market), net	$6,994,885	$6,981,667
In-place lease valuation (below market)	$(15,624,433)	$(10,741,713)
In-place lease valuation (below market)- accumulated amortization	2,500,999	1,565,055
In-place lease valuation (below market), net	$(13,123,434)	$(9,176,658)
Tenant origination and absorption cost	$114,293,039	$68,333,173
Tenant origination and absorption cost- accumulated amortization	(16,308,577)	(8,835,599)
Tenant origination and absorption cost, net	$97,984,462	$59,497,574

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.4 years and 8.9 years as of September 30, 2013 and December 31, 2012, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the nine months ended September 30,
	2013	2012
In-place lease valuation, net	$(321,180)	$(244,086)
Tenant origination and absorption cost	$7,472,978	$3,358,900
As of September 30, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.7) million and $11.9 million, respectively, each year for the next five years. As of December 31, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.2) million and $6.9 million, respectively, each year for the next five years.
Restricted Cash

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

As part of certain acquisitions and contributions, or as required by certain lenders, the Company has assumed or established certain building and tenant improvement or rent abatement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

Description	Balance December 31, 2012	Additions	Deductions	Balance September 30, 2013
Plainfield (1)	$496,547	$75,000	$—	$571,547
Will Partners (1)	257,347	79,936	(28,838)	308,445
Emporia Partners (2)	679,497	55,364	(28,471)	706,390
ITT (3)	342,512	—	(342,512)	—
Quad/Graphics (3)	260,000	—	(260,000)	—
TransDigm (4)	5,000	—	—	5,000
Health Net (5)	3,528,775	1,156	(907,911)	2,622,020
Comcast (6)	—	1,572,940	—	1,572,940
Midland Mortgage Loan Reserves (7)	—	584,029	(94,770)	489,259
Midland Mortgage Loan Restricted Lockbox (8)	—	849,475	—	849,475
Schlumberger Rent Abatement Escrow (9)	—	1,111,566	(617,556)	494,010
Schlumberger (10)	—	1,566,480	(1,566,480)	—
Nokia (11)	—	$973,750	$—	$973,750
Total	$5,569,678	$6,869,696	$(3,846,538)	$8,592,836

(1)	Additions to the reserve balance are funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.

(2)
The balance at September 30, 2013 consisted of a replacement reserve of $0.5 million, which was funded by the contributing entity. Additionally, the balance at September 30, 2013 consists of tax and insurance reserves totaling $0.2 million, which were funded by the tenant. See supplemental disclosures on the consolidated statements of cash flows.

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

(7)
Addition represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt. Certain deferred maintenance projects will be completed in 2013. Additions in the current period include interest earned. Deductions are a result of reimbursements made to the tenant from the reserve in the current period.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

(10)
Addition represents a tenant improvement reserve funded by the seller and held by the lender. Full reimbursement to the tenant, from the reserve, was made during the period. See supplemental disclosures on the consolidated statements of cash flows.

(11)	Addition represents a deferred maintenance reserve funded by the seller as part of the acquisition that occurred on August 13, 2013.

4.	Investments
On April 10, 2013, the Company purchased a 10% beneficial ownership interest in a DST that is sponsored by an affiliate of the Company. As of September 30, 2013, the investment balance totaled approximately $1.4 million, adjusted for the Company’s share of net earnings or losses and reduced by distributions as shown below. See Note 2, Equity Investments.

Investment in unconsolidated entity	$1,600,000
Net losses	(110,585)
Distributions	(46,330)
Total	$1,443,085

5.	Debt
As of September 30, 2013 and December 31, 2012, the Company’s debt consisted of the following:

	Balance as of September 30, 2013	Balance as of December 31, 2012	Contractual Interest Rate As of September 30, 2013 (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$20,035,928	$20,257,850	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,522,825	4,757,113	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	32,990,639	33,476,326	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	207,562	271,973	—		—	—
TransDigm Mortgage Loan	6,744,222	6,838,716	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	140,804	180,310	—		—	—
Midland Mortgage Loan	105,600,000	—	3.94%		Interest Only through March 2017/Principal and Interest thereafter	March 2023
Mortgage Loan Total	170,241,980	65,782,288
KeyBank Credit Facility	171,699,848	129,030,000	2.43%	(2)	Interest Only	June 2018 (3)
Total	$341,941,828	$194,812,288

(1)	The weighted average interest rate as of September 30, 2013 was approximately 3.6% and 4.8% for all of the Company’s debt and for the Company’s fixed-rate debt, respectively.

(2)	Under the terms of the Second Restated KeyBank Credit Agreement, as discussed below, the interest rate is a one-month LIBO Rate + 2.25%. As of September 30, 2013 the LIBO Rate was 0.18%.

(3)
The Second Restated KeyBank Credit Agreement, as discussed below, allows for two one-year extensions, as long as an event of default does not exist. Maturity date assumes both one-year extensions are exercised.

KeyBank Credit Facility

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

On June 13, 2013, the Company, through the Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and a syndicate of lenders (collectively, the “Lenders”), pursuant to which the Lenders initially provided available financing commitments of $190.0 million, of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, the Company may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of September 30, 2013 the total commitment was increased to $215.0 million with an additional lender committing $25.0 million.  Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.
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
In connection with the acquisitions during the nine months ended September 30, 2013, the Company, through the Operating Partnership, made draws totaling $146.3 million under the KeyBank Credit Facility. As of September 30, 2013, $171.7 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet, Cigna and Nokia properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($215.0 million) or the aggregate borrowing base availability ($171.7 million), therefore, $43.3 million was available as of September 30, 2013.

KeyBank Bridge Loan
On June 13, 2013, certain of the Company’s Operating Partnership’s wholly owned SPEs entered into that certain First Amendment to Bridge Credit Agreement and Omnibus Amendment to Loan Documents (the “First Amendment”), pursuant to which the available commitments under the bridge credit agreement with KeyBank National Association and Fifth-Third Bank (“Bridge Credit Agreement”) were increased from $25.0 million to $35.0 million (the “KeyBank Bridge Loan”). In addition, the First Amendment provides that the commitments may be increased to a maximum of $50 million, in $5 million increments. The other material terms of the Bridge Credit Agreement were otherwise unchanged. The terms also require the Company to pay, on a quarterly basis, an annual facility fee of 0.30% of the average daily unused amount of the total commitment. In connection with the acquisitions of the Comcast, UTC, Avnet, and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, the Company, through the Operating Partnership, made draws totaling $33.8 million. The KeyBank Bridge Loan is guaranteed by the Company’s Chief Executive Officer and Chairman, both personally and through his trust, the Company’s Sponsor, and the Company. There was no outstanding balance on the KeyBank Bridge Loan on September 30, 2013 and the borrowing availability was $35.0 million.
Midland Mortgage Loan
On February 28, 2013, certain property-owning SPEs wholly-owned by the Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is guaranteed by the Operating Partnership and is secured by a first lien and individual security agreements on the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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
The Company was in compliance with all of its debt covenants as of September 30, 2013.
The following summarizes the future principal repayments of all loans as of September 30, 2013 per the loan terms discussed above:

2013	$359,658
2014	1,483,643
2015	1,576,752
2016	38,564,152	(1)
2017	2,000,769
Thereafter	297,608,488	(2)
Total principal	341,593,462
Unamortized debt premium	348,366
Total debt	$341,941,828

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.3 million.

(2)
Amount includes payment of the balance of the KeyBank Credit Facility upon expiration on June 13, 2018, assuming both one-year extensions are exercised and payment of the balance of the Midland Mortgage Loan upon expiration in 2023.

6.	Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of September 30, 2013, noncontrolling interests were approximately 12% of total shares outstanding and approximately 16% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Operating Partnership issued 4.8 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
Operating partnership units issued pursuant to the Will Partners (World Kitchen, LLC) contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. As discussed above, the redeemable value is not adjusted for net income (loss), nor is it adjusted for distributions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of September 30, 2013.

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning balance	$17,511,838	$21,786,577
Repurchase of noncontrolling interests	—	(102,964)
Contribution of noncontrolling interests	8,095,303	—
Distributions to noncontrolling interests	(1,981,059)	(2,333,749)
Allocated distributions to noncontrolling interests subject to redemption	(42,956)	(98,921)
Net loss	(1,089,432)	(1,739,105)
Ending balance	$22,493,694	$17,511,838

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2013:

	Payable December 31, 2012	Incurred	Paid	Payable September 30, 2013
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$7,303,203	$7,303,203	$—
Operating expenses	117,136	432,524	402,676	146,984
Asset management fees	195,705	2,532,286	2,372,731	355,260
Property management fees	70,685	1,194,040	1,061,462	203,263
Costs advanced by the Advisor	137,425	1,959,026	1,577,545	518,906
Dealer Manager fees to affiliates	24,187	5,054,050	5,030,155	48,082
Total amount payable to the Advisor	$545,138	$18,475,129	$17,747,772	$1,272,495

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of September 30, 2013 and December 31, 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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
September 30, 2013
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

Reimbursement of Organization and Offering Expenses (Advisor)
The Company is required under the Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offerings, excluding sales commissions and dealer manager fees. The Advisory Agreement also states that organization and offering expenses may not exceed 15% of gross offering proceeds of the Public Offerings. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. Organization and offering expenses are estimated to be 1.25% of gross offering proceeds from the Follow-On Offering in the event the Company raises the maximum offering.

Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement the Advisor receives acquisition fees and expense reimbursement equal to 2.5% and 0.50%, respectively, of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

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
September 30, 2013
(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offerings, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2013 and 2012 approximately $0.1 million, $0.4 million, $0.1 million, and $0.3 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

Property Management Fees (Property Manager)
The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues collected from the properties plus reimbursement of the costs of managing the properties. The Property Manager, in its sole and absolute discretion, can waive all or a part of any fee earned. Of the fees earned during the nine months ended September 30, 2013, a total of approximately $0.1 million was waived. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company contracts directly with a non-affiliated third-party property manager with respect to a particular property, the Company will pay the Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.

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
September 30, 2013
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
As of September 30, 2013 and December 31, 2012, $9.0 million and $3.8 million in shares, respectively, had been issued under the DRP, of which $0.1 million and $0.4 million in shares, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2013.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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
Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of September 30, 2013 and December 31, 2012, $9.0 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception, through September 30, 2013, the Company redeemed 88,736 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78 pursuant to the SRP. As of September 30, 2013, there were 8,225 shares subject to redemption requests to be processed subsequent to September 30, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2013. As of October 31, 2013, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.50. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days’ written notice at any time.

9.	Declaration of Distributions
On September 11, 2013, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from October 1, 2013 through December 31, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.	Subsequent Events
The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.
The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 16,700,351 shares of the Company’s common stock for gross proceeds of approximately $171.1 million from April 26, 2013 through November 1, 2013. As of November 1, 2013, the Company had received aggregate gross offering proceeds of approximately $365.0 million from the sale of shares in the Private Offering and the Public Offerings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Acquisition of Verizon property
On October 3, 2013, the Company, through the Operating Partnership, acquired a six-story office facility located in Warren, New Jersey (the “Verizon property”). The Verizon property is leased in its entirety pursuant to a full service gross lease to Cellco Partnership d/b/a Verizon Wireless. On the acquisition date, the remaining term was over seven years.
The purchase price of the Verizon property was $40.0 million, which was partially funded with a draw of $24.0 million from the KeyBank Credit Facility. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Follow-On Offering.
KeyBank Credit Facility Joinder Agreements
On October 8, 2013, three additional lenders provided available financing commitments totaling $120.0 million, resulting in a total commitment of $335.0 million of the total $400.0 million KeyBank Credit Facility.
KeyBank Credit Facility Repayment
On October 18, 2013, the Company made a principal payment on the KeyBank Credit Facility in the amount of $55.0 million, resulting in an outstanding balance of $140.7 million.
Acquisition of Fox Head property

On October 29, 2013, the Company, through the Operating Partnership, acquired a single-story office facility located in Irvine, California (the “Fox Head property”). The Fox Head property is leased in its entirety pursuant to a triple-net lease to Fox Head, Inc. On the acquisition date, the remaining term was approximately 14 years.

The purchase price of the Fox Head property was approximately $27.3 million, which was funded with a $27.7 million draw from the KeyBank Credit Facility. Subsequent to the repayment made on the KeyBank Credit Facility discussed above, the Company had the capacity to draw a total of $27.7 million. Other funding related to the acquisition such as earnest deposits was made with proceeds from the Follow-On Offering.

Termination of KeyBank Bridge Credit Agreement

The Company did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through the Operating Partnership, made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment as discussed in Note 4, Debt, thereby terminating the agreement effective on that date.

Acquisition of Multi-State Portfolio

On November 5, 2013, the Company, through 17 SPEs wholly-owned by the Operating Partnership, acquired 18 office properties located in 11 states (collectively, the "2013 Multi-State Portfolio") for an aggregate purchase price of approximately $521.5 million, plus closing costs and acquisition fees. The purchase price of the 2013 Multi-State Portfolio was partially funded with a combination of the issuance of Preferred Units and proceeds from the KeyBank Term Loan described below. The remaining purchase price and other closing fees and expenses were funded with proceeds from the Follow-On Offering.

Issuance of Preferred Units

On November 5, 2013, in connection with the acquisition of the 2013 Multi-State Portfolio, the Operating Partnership, entered into a purchase agreement with an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided an approximately $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. Starwood will be entitled to monthly distributions calculated at an initial rate of the LIBO Rate, with a floor of 0.25%, plus 7.25%. The investment is redeemable at the Operating Partnerships discretion for the first 24 months, so long as there is no event of default. After the 24th month Starwood may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, Starwood will have the right to appoint a majority to the board of directors. In

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

addition, Starwood will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at Starwood's discretion. The funds were used to partially fund the acquisition of the 2013 Multi-State Portfolio.

KeyBank Term Loan

To partially finance the acquisition of the 2013 Multi-State Portfolio, the Company, through 17 borrower SPEs wholly-owned by the Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the 2013 Multi-State Portfolio (the "Mortgaged Properties").The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.

The KeyBank Term Loan will bear interest at a rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate will be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. The KeyBank Term Loan has a term of three years, maturing in October 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On April 25, 2013, we terminated our Initial Public Offering and, on April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). In connection with our Follow-On Offering, we had issued 11,002,376 shares of our common stock for gross proceeds of approximately $112.7 million from April 26, 2013 through September 30, 2013. As of September 30, 2013, we redeemed 88,736 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78.
We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; (5) seven properties in six states (Colorado, Washington, Texas, North Carolina, Arizona, and Illinois) for a total purchase price of approximately $243.4 million during the nine months ended September 30, 2013; and (6) 20 properties in 12 states (California, Georgia, Indiana, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Texas, Washington and Wisconsin) for a total purchase price of approximately $588.8 million subsequent to September 30, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, construction engineering services, education, printing, biotechnology, telecommunications, insurance, energy, and aerospace, as described in more detail in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, we owned 21 properties, as shown in the table below, encompassing approximately 4.5 million rentable square feet with a current capitalization rate (“cap rate”) of 8.3% (1):

Property	Formerly Known As	Location	Tenant	Acquisition Date	Year Built/ Renovated	Purchase Price	Square Feet	Initial Cap Rate (1)	Annualized Gross Base Rent (2)	2013 Annualized Gross Effective Rent per Square Foot (3)	Year of Lease Expiration
Renfro	N/A	Clinton, SC	Renfro Corp	6/18/2009	1986	$21,700,000	566,500	8.58%	$2,006,000	$3.54	2021
Plainfield	N/A	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	1958-1991	32,660,000	176,000	7.70%	2,587,000	14.70	2022
Will Partners	N/A	Monee, IL	World Kitchen, LLC (4)	6/4/2010	2000	26,305,000	700,200	8.79%	2,311,000	3.30	2020
Emporia Partners	N/A	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	1954/2000	8,360,000	320,800	9.86%	1,486,000	2.77	2020
ITT	N/A	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	1996/2010	7,800,000	35,800	9.78%	762,000	21.28	2016
Quad/Graphics	N/A	Loveland, CO	World Color (USA), LLC	12/30/2010	1986/1996/ 2009	11,850,000	169,800	10.26%	1,216,000	7.16	2022
LTI	N/A	Carlsbad, CA	Life Technologies Corporation	5/13/2011	1999	56,000,000	328,700	7.21%	4,254,000	12.94	2022
AT&T	N/A	Redmond, WA	AT&T Services, Inc.	1/31/2012	1995	40,000,000	155,800	7.58%	3,162,000	20.30	2019
Westinghouse	N/A	Cranberry Township, PA	Westinghouse Electric Company, LLC (5)	3/22/2012	2010	36,200,000	118,000	7.97%	2,887,000	24.47	2025
TransDigm	GE	Whippany, NJ	TransDigm (6)	5/31/2012	1986	13,000,000	114,300	8.37%	1,124,000	9.83	2018
Travelers	N/A	Greenwood Village, CO	Travelers Indemnity	6/29/2012	1982/2005	16,100,000	131,000	7.44%	1,281,000	9.78	2024
Zeller Plastik	N/A	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	1992/2003	15,600,000	193,700	8.12%	1,288,000	6.65	2022
Northrop Grumman	N/A	Beavercreek, OH	Northrop Grumman Systems Corp.	11/13/2012	2012	17,000,000	99,200	8.88%	1,510,000	15.22	2019
Health Net	N/A	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	2002	22,650,000	145,900	9.08%	3,343,000	22.91	2022

Property	Formerly Known As	Location	Tenant	Acquisition Date	Year Built/ Renovated	Purchase Price	Square Feet	Initial Cap Rate (1)	Annualized Gross Base Rent (2)	2013 Annualized Gross Effective Rent per Square Foot (3)	Year of Lease Expiration
Comcast	N/A	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	1980	27,000,000	157,300	8.03%	2,234,000	14.20	2021
Boeing	N/A	Renton, WA	The Boeing Company	2/15/2013	1990	12,000,000	70,100	7.80%	1,513,000	21.58	2017
Schlumberger	N/A	Houston, TX	Schlumberger Technology Corporation	5/1/2013	1999	48,750,000	149,700	6.26%	2,985,000	19.94	2024
UTC	N/A	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	1999	39,188,000	198,900	6.33%	2,546,000	12.80	2025
Avnet	N/A	Chandler, AZ	Avnet, Inc.	5/29/2013	2008	32,462,100	231,400	8.49%	2,758,000	11.92	2018
Cigna	N/A	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	2001	54,500,000	232,600	6.58%	3,606,000	15.50	2023
Nokia	N/A	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	1989	29,540,000	214,200	7.27%	2,157,000	10.07	2025
						$568,665,100	4,509,900	7.68%	$47,016,000	$10.29

(1)
The initial cap rate is determined by dividing the projected net rental payment for the first fiscal year we own the property by the acquisition price (exclusive of closing and offering costs). Generally, pursuant to each lease, if the tenant is directly responsible for the payment of all property operating expenses, insurance and taxes, the net rental payment by the tenant to the landlord is equivalent to the base rental payment. The projected net rental payment includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. The current cap rate is determined by dividing the projected net rental payment for the total portfolio for the twelve-month period subsequent to September 30, 2013 by the acquisition price of the total portfolio. The total amount represents the weighted average capitalization rate.

(2)
The gross base rent is the contractual rental payments for the twelve-month period subsequent to September 30, 2013, taking into consideration contractual rent increases for the period presented. The gross base rent for the Health Net property includes contractual rental payments pursuant to the leases for the café and fitness center. The gross rent for the Boeing and Schlumberger properties includes contractual antenna rent and the gross rent for the Cigna property includes contractual parking rent from the tenant.

(3)
The annualized gross effective rent per square foot is calculated by dividing the annualized gross effective rent by the square footage for each property listed in the table above, taking into account rent concessions and abatements, of which there currently are none. The gross base rent for the Emporia Partners property is reduced by the annualized priority return of $0.6 million due to Hopkins Enterprises, Inc.. The total amount represents the average per square foot.

(4)
In June 2013, World Kitchen, LLC vacated the Will Partners property but remains obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. Our property manager is actively involved in finding an appropriate replacement tenant.

(5)
On October 15, 2013, Westinghouse Electric Company, LLC, ("Westinghouse") the tenant previously occupying the Westinghouse property, entered into a sublease with PPG Industries, Inc, ("PPG"). PPG is a public company traded on NYSE under the symbol (PPG) located in Pittsburgh, PA. PPG plans to utilize the property as the North American administrative headquarters for the PPG Architectural Paints Business. Westinghouse remains obligated pursuant to the terms of a direct lease with the Company.

(6)
GE Aviation Systems, (“GE”), the tenant previously occupying the TransDigm property, was acquired by TransDigm Group, Inc., (“TransDigm”) on June 30, 2013. TransDigm, a public company traded on NYSE under the symbol (TDG) is a Cleveland, OH based aircraft parts maker. As part of the transaction, TransDigm assumed the lease. General Electric will continue to guaranty the lease for the duration of the term.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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
As of September 30, 2012, we owned 11 properties, and, as shown in the table above, as of September 30, 2013 we owned 21 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for the three and nine months ended September 30, 2013 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. Certain variances on a “same store” basis are not indicative of the actual variance between periods. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three Months Ended September 30, 2013 and 2012
The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase	Percentage Change
	2013	2012
Rental income	$12,316,591	$5,915,635	$6,400,956	108%
Property expense recoveries	3,552,589	969,822	2,582,767	266%
Asset management fees to affiliates	1,040,209	506,652	533,557	105%
Property management fees to affiliates	569,177	181,218	387,959	214%
Property operating expense	2,189,127	201,734	1,987,393	985%
Property tax expense	1,885,026	735,648	1,149,378	156%
Acquisition fees and expenses to non-affiliates	157,727	35,754	121,973	341%
Acquisition fees and expenses to affiliates	886,200	—	886,200	100%
General and administrative expenses	653,941	430,534	223,407	52%
Depreciation and amortization	5,450,566	2,499,988	2,950,578	118%
Interest expense	3,383,794	2,129,475	1,254,319	59%
Rental Income
Rental income for the three months ended September 30, 2013 is comprised of rental income of $11.2 million, adjustments to straight-line contractual rent of $0.9 million and in-place lease valuation amortization of $0.2 million. Rental income for the three months ended September 30, 2013 increased by $6.4 million compared to the same period a year ago as a result of (1) $5.8 million in additional rental income, of which $5.7 million related to the acquisitions made subsequent to September 30, 2012; and (4) $0.6 million in additional straight-line adjustments to contractual rent and in-place lease valuation amortization.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, which increased by $2.6 million compared to the same period a year ago as a result of (1) $0.7 million in property tax recoveries related to the Plainfield, Will Partners, Emporia Partners, TransDigm, Zeller Plastik, Schlumberger, Avnet, Cigna, and Nokia properties; and (2) $1.9 million increase in property expense recoveries for recoverable expenses related to the AT&T property, which was acquired on January 31, 2012, the Travelers property, which was acquired on June 29, 2012, and the Northrop Grumman, Health Net, Comcast, Schlumberger, UTC, Avnet, Cigna and Nokia properties acquired subsequent to September 30, 2012.
Management Fees (Asset and Property)
Management fees for the three months ended September 30, 2013 and 2012 totaled $1.6 million and $0.7 million, respectively, consisting of asset management fees and property management fees. The total increase of $0.9 million compared to the same period a year ago is a result of $0.5 million in asset management fees and $0.4 million in property management fees related to the acquisitions made subsequent to September 30, 2012.
Property Expenses
Property expenses for the three months ended September 30, 2013 and 2012 consisted of property operating expenses and property taxes. The total increase of $3.1 million compared to the same period a year ago is a result of (1) $1.1 million in property taxes related to acquisitions made subsequent to September 30, 2012; and (2) $2.0 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements. In the current year, seven of our property leases contained such provisions compared to two leases in the same period in the prior year. Additionally, there are two full service gross leases that were acquired subsequent to September 30, 2012 for which property operating expenses are included in the totals.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.2 million for the three months ended September 30, 2013, increased by $0.1 million compared to the three months ended September 30, 2012 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $0.9 million represent the acquisition fees and expense reimbursement paid to our Advisor for the acquisition of the Nokia property. The increase compared to the prior year of $0.9 million resulted because there were no acquisitions made during the three months ended September 30, 2012.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2013 increased by $0.2 million compared to the same period a year ago due to increased operating activity. The $0.2 million increase is primarily due to the following: (1) an increase of $0.07 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.05 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.04 million in accounting and legal fees, of which $0.03 million relates to accounting fees as a result of the investment in a DST and increased audit fees; (4) an increase of $0.03 million relating to technology expenses which were incurred to accommodate increased operating activity.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2013 consisted of depreciation of building and building improvements of our properties of $2.5 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $3.0 million. The increase of $3.0 million as compared to the three months ended September 30, 2012 is a result of additional depreciation and amortization of (1) $2.3 million related to the seven acquisitions made during the current period; and (2) $0.7 million related to the three acquisitions made between October 1, 2012 and December 31, 2012.
Interest Expense
Interest expense for the three months ended September 30, 2013 increased by $1.3 million compared to the same period in 2012 due to the following: (1) $0.2 million in higher interest expense for five properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, which had a lower interest rate; (2) $0.3 million in new mortgage interest expense for 3 properties added to the Midland Mortgage Loan (the Quad/Graphics, Zeller Plastik and Health Net properties); and (3) $1.0 million in interest expense as it relates to the KeyBank Credit Facility. These increases are offset by a $0.1 million decrease in interest expense as it relates to the Mezzanine and bridge loans. Additionally, there was a $0.1 million decrease related to interest rate cap agreements. The interest rate cap agreements currently in place expire December 31, 2013. As such, no additional agreements were purchased during the three months ended September 30, 2013.
Comparison of the Nine Months Ended September 30, 2013 and 2012
The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase	Percentage Change
	2013	2012
Rental income	$30,361,740	$15,671,673	$14,690,067	94%
Property expense recoveries	7,672,648	2,271,477	5,401,171	238%
Asset management fees to affiliates	2,532,286	1,335,113	1,197,173	90%
Property management fees to affiliates	1,194,040	466,759	727,281	156%
Property operating expense	4,077,977	270,276	3,807,701	N/A
Property tax expense	4,076,011	1,934,653	2,141,358	111%
Acquisition fees and expenses to non-affiliates	1,022,724	951,585	71,139	7%
Acquisition fees and expenses to affiliates	7,303,203	3,159,000	4,144,203	131%
General and administrative expenses	2,027,731	1,420,538	607,193	43%
Depreciation and amortization	13,414,568	6,674,409	6,740,159	101%
Interest expense	9,233,586	5,726,351	3,507,235	61%
Rental Income
Rental income for the nine months ended September 30, 2013 is comprised of rental income of $28.2 million, adjustments to straight-line contractual rent of $1.9 million, and in-place lease valuation amortization of $0.3 million. Rental income for the nine months ended September 30, 2013 increased by approximately $14.7 million compared to the same period a year ago as a result of (1) $11.7 million in additional rental income, of which $11.6 million related to the real estate acquired subsequent to September 30, 2012; (2) $2.0 million related to the AT&T, Westinghouse, TransDigm and Travelers properties as a result of nine full months of rental income; (3) an increase in straight-line contractual rent of $0.9 million; and (4) an increase in in-place lease valuation amortization of $0.1 million.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, which increased by $5.4 million compared to the same period a year ago as a result of (1) $1.1 million in property tax recoveries primarily related to the TransDigm and Zeller Plastik properties, which were owned for nine months in the current period, and the Schlumberger, Avnet, Cigna, and Nokia properties which were acquired in the current period; and (2) $4.3 million increase in property expense recoveries for recoverable expenses related to the AT&T property which was acquired on January 31, 2012, the Travelers property which was acquired on June 29, 2012, and the Northrop Grumman, Health Net, Comcast, Schlumberger, UTC, Avnet, Cigna, and Nokia properties acquired subsequent to September 30, 2012.
Management Fees (Asset and Property)
Management fees for the nine months ended September 30, 2013 totaled $3.7 million consisting of asset management fees and property management fees. The total increase of $1.9 million compared to the same period a year ago is a result of $1.2 million in asset management fees and $0.7 million in property management fees, primarily related to the real estate acquired subsequent to September 30, 2012.
Property Expenses
Property expenses for the nine months ended September 30, 2013 totaled $8.2 million consisting of property operating expenses and property taxes. The total increase of $5.9 million compared to the same period a year ago is a result of (1) $2.1 million in property taxes, of which $1.8 million relates to acquisitions made subsequent to September 30, 2012; and (2) $3.8 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expenses reimbursements. In the current year, seven of our property leases contained such provisions compared to two leases in the same period in the prior year. Additionally, there are two full service gross leases that were acquired subsequent to September 30, 2012 for which property operating expenses are included in the totals.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $1.0 million for the nine months ended September 30, 2013, increased by $0.1 million compared to the nine months ended September 30, 2012 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $7.3 million represent the acquisition fees and expenses due to our advisor for the Comcast, Boeing, Schlumberger, UTC, Avnet, Cigna, and Nokia property acquisitions based on a combined acquisition price of $243.4 million compared to the $105.3 million combined acquisition price of the AT&T, Westinghouse, TransDigm, and Travelers property acquisitions made during the prior year.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2013 increased by $0.6 million compared to the same period in the prior year. General and administrative expenses for the nine months ended September 30, 2013 totaled $2.0 million consisting mostly of accounting and legal fees of $0.5 million, allocated personnel and rent costs incurred by our advisor of $0.4 million, transfer agent fees totaling $0.3 million, directors’ and officers’ insurance totaling $0.2 million, and other expenses totaling $0.6 million. The total of $0.6 million in other expenses consisted mainly of Board of Directors’ fees, filing fees, printing costs and technology expenses. The $0.6 million increase is primarily due to the following: (1) an increase of $0.2 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (2) an increase of $0.1 million in accounting and legal fees related to increased activity in the current period including amendments to the property management agreement, share redemption program, and distribution reinvestment plan and the investment in a DST; (3) an increase of $0.1 million in transfer agent fees as a result of higher equity sales; and (4) an increase of $0.1 million in organizational costs incurred as a result of the Follow-On Offering.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2013 consisted of depreciation of building and building improvements of our properties of $5.9 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $7.5 million. The increase of $6.7 million as compared to the nine months ended September 30, 2012 is a result of additional depreciation and amortization of (1) $4.0 million related to the seven acquisitions made during the current period; (2) $1.9 million related to the three acquisitions made between October 1, 2012 and December 31, 2012; and (3) $0.8 million related to the other acquisitions made during the nine months ended September 30, 2012.
Interest Expense
Interest expense for the nine months ended September 30, 2013 increased by approximately $3.5 million compared to the same period in 2012. The net increase is due primarily to the following: (1) $0.1 million in additional interest expense related to the individual mortgages, primarily due to the TransDigm mortgage debt which includes nine full months of interest expense compared to four months in the same period in the prior year; (2) $0.7 million in higher interest expense for five properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, which had a lower interest rate; (3) $0.8 million in new mortgage interest expense for 3 properties added to the Midland Mortgage Loan (the Quad/Graphics, Zeller Plastik and Health Net properties); (4) $1.6 million in additional interest expense primarily related to the KeyBank Credit Facility (as discussed below) as a result of the acquisitions made subsequent to September 30, 2012; (5) $0.1 million in interest rate cap agreements and unused commitment fees relating to the KeyBank Credit Facility; and (6) $0.4 million in additional amortization of deferred financing costs related to the acquisitions made subsequent to September 30, 2012. These increases are offset by a $0.2 million decrease in interest expense as it relates to the Mezzanine and bridge loans due to a lower average balance compared to the same period in the prior year.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(435,683)	$164,568	$(6,797,720)	$(3,995,079)
Adjustments:
Depreciation of building and improvements	2,477,678	1,228,083	5,941,590	3,315,509
Amortization of intangible assets	2,972,888	1,271,905	7,472,978	3,358,900
Company's share of depreciation of building and improvements- unconsolidated entity	12,958	—	27,122	—
Company's share of amortization of intangible assets- unconsolidated entity	16,411	—	30,682	—
FFO	$5,044,252	$2,664,556	$6,674,652	$2,679,330
Reconciliation of FFO to MFFO
FFO	$5,044,252	$2,664,556	$6,674,652	$2,679,330
Adjustments:
Acquisition fees and expenses to non-affiliates	157,727	35,754	1,022,724	951,585
Acquisition fees and expenses to affiliates	886,200	—	7,303,203	3,159,000
Company's share of acquisition fees and expenses to non-affiliates- unconsolidated entity	91,753	—	120,066	—
Revenues in excess of cash received (straight-line rents)	(886,566)	(405,349)	(1,887,346)	(992,061)
Amortization of above/(below) market rent	(183,989)	(44,693)	(321,180)	(244,086)
Company's share of revenues in excess of cash received (straight-line rents)- unconsolidated entity	(5,608)	—	(11,010)	—
Company's share of amortization of above/(below) market rent- unconsolidated entity	5,381	—	10,060	—
Gain on investment in unconsolidated entity	—	—	(160,000)	—
MFFO	$5,109,150	$2,250,268	$12,751,169	$5,553,768

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
KeyBank Credit Facility
On June 13, 2013, we, through our Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and the other Lenders, pursuant to which the Lenders initially provided available financing commitments of $190.0 million of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, we may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of September 30, 2013 the total commitment was increased to $215.0 million with an additional lender committing $25.0 million. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.
In connection with the acquisitions made during the nine months ended September 30, 2013, we, through our Operating Partnership, made draws totaling $146.3 million under the KeyBank Credit Facility. As of September 30, 2013, $171.7 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet, Cigna, and Nokia properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($215.0 million) or the aggregate borrowing base availability ($171.7 million), therefore, the available balance was $43.3 million as of September 30, 2013.
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
In connection with the acquisitions of the Comcast, UTC, Avnet, and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, we, through our Operating Partnership, made draws from the KeyBank Bridge Loan totaling $33.8 million. The KeyBank Bridge Loan is guaranteed by our Chief Executive Officer and Chairman, both personally and through his trust, our Sponsor, and us. There was no outstanding balance on the KeyBank Bridge Loan on September 30, 2013 and the borrowing availability was $35.0 million.
Midland Mortgage Loan

On February 28, 2013, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is guaranteed by our Operating Partnership and is secured by a first lien on and individual security agreements with the Operating Partnership’s underlying interest in the SPEs owning the AT&T,

Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT, and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from our current Public Offering, potential private offerings of our stock or limited partnership units of our operating partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility (other than the current KeyBank Credit Facility) or other third party source of liquidity, we will be heavily dependent upon the proceeds of our Public Offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
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
Our cash and cash equivalent balances increased by approximately $52.2 million during the nine months ended September 30, 2013 and were used in or provided by the following:
Operating Activities. During the nine months ended September 30, 2013, we generated $8.0 million of net cash from operating activities, compared to $3.8 million generated during the same period in 2012. The net loss in the current period is offset by (1) non-cash adjustments of $12.3 million (consisting mainly of depreciation and amortization of $14.2 million less deferred rent of $1.9 million), which increased compared to the same period in 2012 in which the same non-cash adjustments totaled $6.2 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to September 30, 2012; and (2) cash provided by working capital of $2.5 million compared to cash provided by working capital of $1.6 million for the nine months ended September 30, 2012. The decrease in working capital is primarily due to an increase in restricted cash reserves totaling approximately $1.2 million related to the cash collections received in a designated cash collateral account which is controlled by the lender.
Investing Activities. During the nine months ended September 30, 2013, we used $238.8 million in cash for investing activities related to (1) $234.7 million for the acquisitions made in the current period, net of $8.3 million in limited partnership units issued; (2) $2.5 million in real estate acquisition deposits; (3) $1.4 million for the investment in an unconsolidated beneficial interest in a DST, net of a $0.2 million gain; and (4) $0.2 million for payments on construction-in-progress. The increase in cash usage of $140.1 million compared to the nine months ended September 30, 2012 is primarily due to an increase in acquisitions made in the current period of $136.3 million compared to the acquisitions made in the same period in the prior year plus $2.5 million in real estate acquisition deposits.

Financing Activities. During the nine months ended September 30, 2013, we generated $283.0 million in financing activities, compared to $95.4 million generated during the same period a year ago, an increase in cash provided by financing activities of $187.6 million. The increase in cash generated is the net result of a $297.4 million increase in the change in cash provided by financing activities compared to the prior year and a $109.8 million increase in the change in cash used in financing activities compared to the prior year. The $297.4 million increase is comprised of: (1) an increase of $189.1 million in proceeds from borrowings on the Midland Mortgage Loan, the KeyBank Credit Facility, and KeyBank Bridge Loan discussed above; and (2) an increase of $108.3 million in the issuance of common stock during the nine months ended September 30, 2013, compared to the same period a year ago. The $109.8 million increase in the change in cash used consists of the following: (1) an increase of $101.3 million in loan repayments for the KeyBank Credit Facility and KeyBank Bridge Loan discussed above; (2) a $0.1 million increase in loan amortization compared to the same period a year ago; (3) a $2.8 million increase in distribution payments to common stockholders; (4) a $0.4 million increase in common stock repurchases; (5) a $3.1 million increase in financing-related deposits; and (6) an increase in deferred financing costs of $2.2 million as a result of $0.4 million in additional deferred financing costs incurred from the seven acquisitions made in the current period, $1.4 million in additional deferred financing costs related to the Midland Mortgage Loan, $0.2 million resulting from the First Amendment to the Bridge Credit Agreement, discussed in Note 5, Debt, $1.5 million as a result of the Second Restated KeyBank Credit Agreement, discussed in Note 5, Debt, less a $0.1 million write off of fees related to a lender syndicated under the KeyBank Credit Facility, which exited the facility during the current period, and less $1.2 million of amortization for the nine months ended September 30, 2013.

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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Initial Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013			December 31, 2012
Distributions paid in cash — noncontrolling interests	$1,933,970			$2,334,972
Distributions paid in cash — redeemable noncontrolling interests (1)	274,537			358,617
Distributions paid in cash — common stockholders	4,974,255			3,164,685
Distributions reinvested (shares issued)	5,227,150			2,732,270
Total distributions	$12,409,912	(2)		$8,590,544
Source of distributions:
Cash flows provided by operations (3)	$7,182,762		58%	$5,058,053	59%
Offering proceeds from issuance of common stock(4)	—		—%	800,221	9%
Offering proceeds from issuance of common stock pursuant to the DRP	5,227,150		42%	2,732,270	32%
Total sources	$12,409,912		100%	$8,590,544	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the nine months ended September 30, 2013) and noncontrolling interests (see consolidated statements of equity for the nine months ended September 30, 2013) based on their respective ownership percentages as of September 30, 2013, as discussed in Note 6, Noncontrolling Interests.

(2)	Total distributions declared but not paid as of September 30, 2013 were $0.8 million and $0.3 million for common stockholders and noncontrolling interests, respectively.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(4)
The terms of the KeyBank Bridge Loan required periodic payments throughout the month in which a bridge facility draw is outstanding, equal to the net equity raised in our Public Offerings. Proceeds from the issuance of common stock were used to pay down the draws on the KeyBank Bridge Loan in full on June 28, 2013.

For the nine months ended September 30, 2013, we paid and declared distributions of approximately $10.6 million to common stockholders including shares issued pursuant to the DRP, and approximately $2.3 million to the limited partners of our Operating Partnership, as compared to FFO and MFFO for the nine months ended September 30, 2013 of $6.7 million and $12.8 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2013:

	Payments Due During the Years Ending December 31,
	Total		2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$341,593,462	(2)	$359,658	$3,060,395	$40,564,921	$297,608,488
Interest on outstanding debt obligations (3)	71,365,796		3,085,700	24,521,925	19,804,252	23,953,919
Total	$412,959,258		$3,445,358	$27,582,320	$60,369,173	$321,562,407

(1)	Amounts include principal payments only. As of September 30, 2013, the total KeyBank Credit Facility was $171.7 million and is due on June 13, 2018, assuming the two one-year extensions are exercised.

(2)	The payments on our mortgage debt do not include the premium of $0.3 million.

(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2013.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of September 30, 2013, our debt consisted of property-specific mortgage loans including the Midland Mortgage Loan discussed below of $170.2 million, which includes $0.3 million in debt premiums, and $171.7 million in draws from the KeyBank Credit Facility. During the nine months ended September 30, 2013, we obtained $146.3 million from the KeyBank Credit Facility and $33.8 million from the KeyBank Bridge Loan to partially finance certain acquisitions discussed below. The draws on the KeyBank Bridge Loan were paid in full on June 28, 2013.
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

TransDigm Mortgage Debt

In conjunction with the acquisition of the TransDigm property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $6.9 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.

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
KeyBank Credit Facility
As of September 30, 2013, $171.7 million of the KeyBank Credit Facility was outstanding, which is secured by the Will Partners, Northrop Grumman, Comcast, Boeing, Schlumberger, UTC, Avnet, Cigna, and Nokia properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($215.0 million) or the aggregate borrowing base availability ($171.7 million), therefore, the available balance under the KeyBank Credit Facility was $43.3 million as of September 30, 2013. See Note 5, Debt, to the consolidated financial statements, for a detailed description of the KeyBank Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Credit Facility would potentially increase by approximately $0.8 million for the nine months ended September 30, 2013. As of September 30, 2013, we had interest rate cap agreements in place with a combined notional amount of $100.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%.

KeyBank Bridge Loan
On January 11, 2013, May 3, 2013, May 29, 2013, and June 20, 2013, in connection with the acquisitions of the Comcast, UTC, Avnet and Cigna properties, we, through our Operating Partnership, made draws totaling approximately $33.8 from the KeyBank Bridge Loan. The balance on the KeyBank Bridge Loan was paid in full as of June 28, 2013. As this debt is in place for a short time, there is minimal interest rate risk exposure.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of September 30, 2013 resulted in the following:

Common shares issued in our Public Offerings	29,272,047
Common shares issued in our Public Offerings pursuant to our DRP	936,724
Common shares redeemed in our SRP	(88,736)
Total common shares outstanding in our Public Offerings	30,120,035
Gross proceeds from our Public Offerings	$295,213,966
Gross proceeds from our Public Offerings from shares issued pursuant to our DRP	9,032,939
Total gross proceeds from our Public Offerings	304,246,905
Redemption of common shares pursuant to our SRP	(868,154)
Selling commissions and dealer manager fees paid	(28,345,847)
Reimbursement to our Advisor of O&O costs paid	(3,483,542)
Net proceeds paid from our Public Offerings	271,549,362
Reimbursement to our Advisor of O&O and other costs payable	(518,906)
Net proceeds from our Public Offerings	$271,030,456
The net offering proceeds raised in the Public Offerings, exclusive of the $52.2 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $92.1 million in payments on mezzanine and bridge loans used to acquire the LTI, Quad/Graphics, AT&T, Westinghouse, TransDigm, Travelers, Health Net, Comcast, UTC, Avnet and Cigna properties; (2) $84.6 million for certain property acquisitions paid at closing; (3) $26.1 million of various fees and reimbursements paid to affiliates; (4) deferred financing costs of $7.4 million paid to lending banks; (5) $9.8 million to pay real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions and financing, which are included in real estate acquisition deposits and in other assets on the consolidated balance sheets; (6) $1.4 million for the investment in an unconsolidated beneficial interest in a DST as discussed in Note 4, Investments; and (7) $103.6 million to repay a portion of the outstanding balance of the KeyBank Credit Facility, along with $105.6 million in borrowing proceeds from the Midland Mortgage Loan, both discussed in Note 5, Debt, to the consolidated financial statements, resulting in additional proceeds of $2.0 million.

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

As of September 30, 2013 and December 31, 2012, $9.0 million and $3.8 million in shares of common stock, respectively, were eligible for redemption. Since inception through September 30, 2013, we redeemed 88,736 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78 pursuant to the SRP. As of September 30, 2013, there were 8,225 shares subject to redemption requests to be processed subsequent to September 30, 2013. The redemption of these shares totaled approximately $0.1 million and was reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2013. As of October 31, 2013, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.50. Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days’ written notice at any time.
During the quarter ended September 30, 2013, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2013	5,825	$9.72	5,825	(1)
August 31, 2013	—	N/A	—	—
September 30, 2013	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 6, 2013	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)