Form 10-K
period 2013-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2014-03-11
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $230,139,542 assuming a market value of $10.28 per share, as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2014, there were 77,935,316 outstanding shares of common stock of the registrant.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law primarily for the purpose of acquiring single tenant properties that are essential to the tenant's business. On February 25, 2013, we changed our name from Griffin Capital Net Lease REIT, Inc. to Griffin Capital Essential Asset REIT, Inc. As used in this report, “we,” “us” and “our” refer to Griffin Capital Essential Asset REIT, Inc. We were taxed as a REIT for the taxable year ended December 31, 2010, and for each year thereafter, after satisfying both financial and non-financial requirements. Our year end is December 31.
We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, which is our Advisor. Kevin A. Shields, our Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation. Griffin Capital Corporation, our sponsor, is the sole member of our Advisor and Griffin Capital Property Management, LLC, the sole owner of Griffin Capital Essential Asset Property Management, LLC, our property manager. Our operating partnership is Griffin Capital Essential Asset Operating Partnership, L.P. (our “Operating Partnership”). We expect to own all of our properties directly or indirectly through our Operating Partnership or similar entities. See Note 1, Organization, to the consolidated financial statements for further details on our affiliates.
On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.
We terminated our private offering on November 6, 2009 and began our initial offering to the public of a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares of common stock to the public (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan ("DRP") (together with the Primary Public Offering, our "Initial Public Offering”). We offered shares of our common stock in our Primary Public Offering at the initial price of $10.00 per share and offered shares of common stock pursuant to our distribution reinvestment plan at the initial price of $9.50 per share through February 14, 2013.
On February 15, 2013, our board of directors announced a revised share offering price of $10.28 per share for the remainder of our Primary Public Offering and the Primary Follow-On Offering (defined below) primarily based on the net asset value per share of our common stock (the “NAV”) as of December 31, 2012. For a detailed description of how we determined the NAV and obtained our revised share price, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Effective on February 15, 2013, we began offering shares in our Primary Public Offering at $10.28 per share and through our distribution reinvestment plan at a price equal to 95% of the revised share offering price, which is approximately $9.77 per share.
On April 25, 2013, we terminated our Initial Public Offering and, on April 26, 2013 began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”).
In connection with the Initial Public Offering, we had issued approximately 19.2 million shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, we had issued approximately 30.5 million shares of our common stock for gross proceeds of approximately $313.0 million from April 26, 2013 through December 31, 2013. As of December 31, 2013, we had received aggregate gross offering proceeds of approximately $506.9 million from the sale of shares in the Private Offering and the Public Offerings. Since our inception through December 31, 2013, we redeemed 96,960 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78 pursuant to the share redemption plan.
As of December 31, 2013, we owned 42 properties in 18 states, encompassing approximately 8.9 million rentable square feet with a going-in capitalization rate of 7.9%. For information about revenue concentration by geographical location and industry and about acquisitions, see Note 3, Real Estate, to the consolidated financial statements.

Investment Objectives
Overview
If we sell the maximum offering in our Public Offering, we estimate that approximately 88.75% of our gross offering proceeds will be available for investment. The remaining 11.25% will be used to pay sales commissions, dealer manager fees and other organization and offering expenses. We expect our acquisition fees and actual acquisition expenses to constitute approximately 3.17% of our gross offering proceeds, which will allow us to invest approximately 85.58% in real estate investments. Such net offering proceeds will be used to primarily invest in single tenant business essential properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
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
Exchange Listing and Other Liquidity Events
Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within five to eight years after completion of our Follow-On Offering:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.
However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our board of directors has the sole discretion to continue operations beyond eight years after completion of our Follow-On Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what our stockholders paid for their shares in our Public Offerings. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated fees paid to our Advisor.

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
Our Borrowing Strategy and Policies
We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties or underlying owner entities. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 50% leverage in connection with our acquisition strategy, and at this time, we intend to reduce our leverage to at or below 50% as we approach an exit strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2013, our debt leverage was approximately 44%.
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

Real Property Investments
Our Advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers, developers and potential tenants regarding the purchase and development of properties for us and other programs sponsored by our sponsor. At such time while our Follow-On Offering is being conducted, if we believe that a reasonable probability exists that we will acquire a specific property, we will supplement our prospectus to disclose the negotiations and pending acquisition of such property. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific property, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. A supplement to our prospectus will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending acquisition is consummated, also by means of a supplement to our prospectus, if appropriate. STOCKHOLDERS SHOULD UNDERSTAND THAT THE DISCLOSURE OF ANY PROPOSED ACQUISITION CANNOT BE RELIED UPON AS AN ASSURANCE THAT WE WILL ULTIMATELY CONSUMMATE SUCH ACQUISITION OR THAT THE INFORMATION PROVIDED CONCERNING THE PROPOSED ACQUISITION WILL NOT CHANGE BETWEEN THE DATE OF THE SUPPLEMENT AND ANY ACTUAL PURCHASE. We intend to obtain what we believe will be adequate insurance coverage for all properties in which we invest. Some of our leases may require that we procure insurance for both commercial general liability and property damage; however, we expect that those leases will provide that the premiums will be fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured. However, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available.
Conditions to Closing Acquisitions
We intend to obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.
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

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our Operating Partnership's units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.
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
On June 24, 2013, our board of directors determined that we would not acquire any new properties in which our sponsor, or its executive officers, owns an economic interest in excess of 10% of the contract purchase price.  To the extent management and the board of directors determine to acquire a property in which our sponsor owns an economic interest of 10% or less, the board of directors adopted certain procedures which they intend to apply consistently.
Tenant-in-common properties in which our sponsor owns a 10% economic interest or less.  For these situations, we will require our sponsor to engage an independent third party real estate broker to market the property for sale.  If we determine the price offered through such marketing efforts is a price at which we would have an interest in acquiring the property, we may submit a bid to acquire the same upon substantially the same terms and conditions otherwise dictated by the market. Should the tenant-in-common owners elect to proceed with a transaction with us and our board approves the acquisition of the property upon such terms and conditions, we will obtain an independent third party appraisal. If the appraised value of the property is equal to or greater than the proposed purchase price, we may acquire the property.  Investors in the seller of such property will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, or (b) exchange their equity for limited partnership units in our operating partnership which amounts will be grossed-up by 10% since the exchange will not include sales commissions or a dealer manager fee.
Properties owned through a Delaware Statutory Trust (DST) format where our sponsor, or its executive officers, owns a 10% economic interest or less.  For these situations, we typically will have the option to acquire the balance of the interests in the DST from the other investors after one year from the initial sale to one of the DST investors.  If our board determines to acquire those interests, we will obtain an independent third party appraisal on the property.  We intend to acquire the interests in the DST based on such appraisal. The DST investors will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, (b) exchange their DST interests for limited partnership units in our operating partnership which amounts will be grossed-up by 10% since the exchange will not include sales commissions or a dealer manager fee, or (c) elect to retain the DST interests.  In certain circumstances, the DST investors may only have options (a) and (b) available depending upon the nature and structure of the underlying transaction and the financing related thereto.
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
We incurred net losses of $24.5 million, $5.7 million, and $4.6 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficit was approximately $32.6 million, $8.0 million and $3.8 million as of December 31, 2013, 2012 and 2011, respectively.

We have paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. During the years ended December 31, 2013, 2012 and 2011, we funded a portion of our total distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations and a portion using proceeds from our Public Offerings.  See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy, below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
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

As of December 31, 2013, we owned 42 properties in 18 states. We have not yet publicly disclosed any investments that we may make in the future and we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties, other than through our disclosures required by the rules of the SEC. We will seek to make a substantial portion of our investments in single tenant net lease properties that are essential to the business of the tenant. We may also, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate.
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

In determining NAV per share, we relied upon a valuation of our properties as of December 31, 2012. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2012. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Our current share price is primarily based on our NAV per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — less the estimated fair market value of our in-place long-term debt as of December 31, 2012. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned properties and management’s estimated fair market value of the in-place long-term debt as of December 31, 2012 involved subjective judgments, assumptions and opinions, which are not audited and may or may not turn out to be correct. As a result, our share price may not reflect the precise amount that might be paid to our stockholders for our shares in a market transaction. See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2013, we owned 42 properties in 18 states. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, our stockholders will have to rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, David C. Rupert, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Don G. Pescara and Julie A. Treinen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals, with the exception of Kevin A. Shields, which policy is owned by our sponsor. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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

As a result of the preferred equity investment in our Operating Partnership, upon the occurrence of certain events, our Operating Partnership’s preferred equity investor may (i) elect to exchange the Series A Cumulative Redeemable Exchangeable Preferred Units for shares of our Series A Cumulative Voting Redeemable Preferred Stock, (ii) appoint a majority of the members of our board of directors, and (iii) elect to terminate our advisory agreement with our Advisor and our property management agreement with our property manager, any of which could have a negative effect on our ability to operate profitably and our ability to pay distributions to you.
An affiliate of Starwood Property Trust, Inc. (the “Preferred Equity Investor”) invested approximately $250 million in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Redeemable Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) in our Operating Partnership. Under the terms of Amendment No. 1 to our Operating Partnership's Second Amended and Restated Limited Partnership Agreement, which sets forth the key terms of the Preferred Units, upon the occurrence of certain material negative operational events, including, but not limited to, our failure to comply with certain terms of the preferred equity investment, a breach of the protective provisions related to the preferred equity investment, our failure to qualify as a REIT, and a cross-default with certain of our material indebtedness, the Preferred Equity Investor may elect to exchange the Preferred Units into shares of our Series A Cumulative Voting Redeemable Preferred Stock (the “Preferred Stock”) on a one-for-one basis. If the Preferred Equity Investor elects to exchange the Preferred Units for shares of our Preferred Stock, the Preferred Equity Investor, as holder of the Preferred Stock, would have the right to elect a number of directors to our board of directors such that the number of directors elected will represent a majority of our directors at the time of the election. Further, the Preferred Equity Investor may elect to terminate the property management agreement and advisory agreement with our property manager and advisor, respectively. The occurrence of any of these events could adversely affect our ability to operate profitably and could negatively affect our ability to pay distributions to you.
The Preferred Units rank senior to all classes or series of partnership interest in our Operating Partnership and therefore, any cash we have to pay distributions will be used to pay distributions to the Preferred Equity Investor first, which could have a negative impact on our ability to pay distributions to you.
The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions are senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are declared and payable monthly. We are obligated to pay the Preferred Equity Investor its current distributions and any accumulated distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution will be used first to pay distributions to the Preferred Equity Investor. The Preferred Equity Investor also has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, the Operating Partnership’s right to redeem the Preferred Units at any time, could have a negative effect on our ability to operate profitably and our ability to pay distributions to you.
Risks Related to Conflicts of Interest
Our sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 16 other real estate programs and partnerships affiliated with our sponsor, including Griffin-American Healthcare REIT II, Inc. (“GAHR II”), a publicly-registered, non-traded real estate investment trust, and Griffin-American Healthcare REIT III, Inc. (“GAHR III”). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.
In addition, our dealer manager has entered into a dealer manager agreement to serve as dealer manager for GAHR III. As a result, our dealer manager will have contractual duties to GAHR III, which contractual duties may conflict with the duties owed to us. The duties owed to GAHR III could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and GAHR III. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager’s personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.

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
We may be buying properties at the same time as one or more of the other programs currently managed by officers and key personnel of our Advisor. Our sponsor, Advisor and its affiliates are actively involved in 16 other affiliated real estate programs, including GAHR II and GAHR III, and two other entities which own properties, including tenant in common programs, other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.
We may face a conflict of interest when purchasing properties from affiliates of our Advisor.
As of December 31, 2013, we have acquired six of our properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our President, David C. Rupert and our Vice President – Acquisitions, Don Pescara, along with several third party investors. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our Advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our Advisor and its affiliates. See Part I, Item 1, Business - Affiliate Transaction Policy.
We may face conflicts of interest when disposing of certain of our properties, which may cause us to make payments to the affiliated contributors of such properties pursuant to tax protection agreements.
In connection with the contribution of five of our properties from certain affiliates of our sponsor and several other third party investors, we have entered into tax protection agreements with the contributors. These agreements obligate our Operating Partnership to reimburse the contributors for tax liabilities resulting from their recognition of income or gain if we cause our Operating Partnership to take certain actions with respect to the various properties, the result of which causes income or gain to the contributors in the 10 years subsequent to the contribution of such property. As a result, we may face conflicts of interest if affiliates of our Advisor and sponsor recommend that we sell one of these properties, the result of which could cause our Operating Partnership to provide reimbursements under the tax protection agreements if we do not reinvest the proceeds of the sale pursuant to Section 1031 of the Code or any other tax deferred investment.
Our Advisor will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares and the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our Advisor will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, our President and our Vice President - Acquisitions, will have a significant equity interest in our Operating Partnership through the contribution of certain of our properties, our Advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our Advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to greater fees. In addition, our Advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
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
Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock. In addition, our board can authorize the issuance of preferred units under our Operating Partnership which may have similar preferential rights as preferred stock.  There is no limit on the amount of preferred units our Operating Partnership could issue.  On November 5, 2013, our Operating Partnership issued preferred units in connection with the acquisition of the Investment Grade Portfolio.  See Note 6, Equity. As a result of the preferred equity investment in our Operating Partnership, upon the occurrence of certain material negative operational events, the Preferred Equity Investor may elect to exchange any amount of Preferred Units in the Operating Partnership for shares of our Series A Cumulative Voting Redeemable Preferred Stock on a one-for-one basis.
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
We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). As of December 31, 2013, we owned 42 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Public Offering in properties within one year of the termination of the Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forgo opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our dealer manager, Griffin Capital Securities, Inc., is one of our affiliates and will not make an independent review of us or the offering. Kevin A. Shields, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of our dealer manager and through Griffin Capital Corporation, the indirect sole stockholder of our dealer manager. Accordingly, stockholders will have to rely on their own broker-dealer to make an independent review of the terms of our Public Offering. If the stockholders’ broker-dealer does not conduct such a review, the stockholders will not have the benefit of an independent review of the terms of our Public Offering. Further, the due diligence investigation of us by our dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.
Our stockholders’ interest in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (7) issue preferred units, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2013, we had 49,893,502 shares of common stock issued and outstanding, and we owned approximately 63% of all Operating Partnership units, including the preferred units issued (approximately 91% of the common units). Our sponsor and certain of its affiliates owned approximately 3% of the limited partnership units, and the remaining approximately 34% is owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $7.76 as of December 31, 2013 as compared to our offering price per share of $10.28 as of December 31, 2013. Therefore, upon a purchase of our shares, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of selling commissions, the dealer manager fee and estimated offering expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of NAV, or of the market value or other value of our common stock.
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
Our tenant leases are set to expire as shown below.

Year of Lease Expiration	Annualized Net Rent Set to Expire(1)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$820,000	3	74,000	0.8%
2015	2,595,000	5	318,470	2.7%
2016	1,185,000	4	109,800	1.2%
2017	5,082,000	4	276,600	5.3%
2018	11,814,000	8	868,330	12.2%
2019	12,087,000	7	944,300	12.5%
2020	11,953,000	6	1,685,600	12.4%
2021	4,613,000	3	764,800	4.8%
2022	11,561,000	5	1,014,100	11.9%
2023	6,803,000	3	371,600	7.0%
2024	9,885,000	6	888,800	10.2%
2025	16,058,000	6	1,240,900	16.6%
2026	514,000	1	186,800	0.5%
2027	1,806,000	1	81,600	1.9%
N/A	—	—	69,000	—%
Total	$96,776,000	62	8,894,700	100%

(1)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2013 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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
We expect a large portion of our rental income to come from net leases. Net leases are typically characterized by (1) longer lease terms; (2) fixed rental rate increases during the primary term of the lease; and (3) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2013, approximately 12.6% and 12.3% of our total rental income was concentrated in the states of Ohio and Georgia, respectively. Additionally, as of December 31, 2013, approximately 20.3%, 15.4%, 11.3%, and 10.4% of our total rental income was concentrated in the insurance, consumer products, telecommunications, and energy industries, respectively.

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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs; and

•	increases in interest rates and tight debt and equity supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We may obtain only limited warranties when we purchase a property.
The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, certain sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

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

•
increase in the cost of supplies and labor that impact operating expenses; and increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution, or, to the extent we are able to pass such increased insurance premiums on to our tenants, may increase tenant defaults.

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
Risks Associated with Debt Financing
If we breach covenants under our loan agreements with KeyBank National Association and other syndication partners and Midland Life Insurance Company, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.
We entered into a credit facility with KeyBank National Association ("KeyBank") and other syndication partners under which we may borrow up to the lesser of the total commitment from KeyBank and other syndication partners, $335.0 million, or the total value of the underlying collateral at a leverage ratio specified in the loan documents. The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum total leverage ratio (65%), a minimum interest coverage ratio (2.00 to 1), a minimum fixed charge ratio (1.75 to 1), a maximum variable debt ratio (30%), and minimum tangible net worth of at least $157.7 million plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed after the effective date. We previously exceeded our maximum variable debt ratio of 30% and immediately effected a series of interest rate cap agreements with varying expiration dates. The interest rate cap agreements currently in effect cover a notional amount of $300.0 million and expire on June 30, 2014.
We also entered into a loan agreement with KeyBank whereby a $300.0 million term loan was obtained with an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs. Pursuant to the terms of the KeyBank Term Loan, we are required to maintain compliance with certain covenants including, but not limited to, a debt service coverage ratio ("DSCR") of 1.25x, as defined in the loan agreement. If (1) the Pool DSCR is less than 1.25x, we must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to us upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) the Pool DSCR falls below 1.20x, we will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral will be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters.
We entered into a fixed-rate, 10 year mortgage with Midland Life Insurance Company ("Midland") for $105.6 million, secured by five properties wholly owned by five special purpose entities, wholly owned by our Operating Partnership. The Midland loan requires us to maintain a debt service coverage ratio, as defined in the loan agreement for the secured properties, of 1.60 to 1 and we must maintain a minimum net worth of $75.0 million.
If we should breach certain covenant requirements in these loans, the lender could consider the loan in default and accelerate our repayment dates. If we do not have sufficient cash to repay the loan at that time, the lender could foreclose on a number of our properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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
Increases in interest rates would increase the amount of our debt payments and Preferred Unit distribution payments and adversely affect our ability to make distributions to you.
We currently have outstanding debt payments and Preferred Unit distribution payments which are indexed to variable interest rates. We may also incur additional debt or preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs and Preferred Unit distribution payments, which would likely reduce our cash flows and our ability to make distributions to you. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities.
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
As of December 31, 2013, we owned 42 properties in 18 states, as shown in the table below, encompassing approximately 8.9 million rentable square feet.:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700,000	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,060,000
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660,000	176,000	100%	100%	Office/Laboratory	2022	2,587,000
Will Partners (3)	Monee, IL	World Kitchen, LLC	6/4/2010	26,305,000	700,200	100%	100%	Manufacturing/ Distribution	2020	2,311,000
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360,000	320,800	100%	100%	Manufacturing/ Distribution	2020	887,000
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800,000	35,800	100%	100%	Office	2016	762,000
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850,000	169,800	100%	100%	Printing Facility/ Office	2022	1,216,000
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000,000	328,700	100%	100%	Office/ Flex Facility	2022	4,277,000
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000,000	155,800	100%	100%	Office/ Data Center	2019	3,182,000
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200,000	118,000	100%	100%	Engineering Facility	2025	2,887,000
TransDigm	Whippany, NJ	TransDigm	5/31/2012	13,000,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,131,000
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100,000	131,000	100%	100%	Office	2024	1,323,000
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600,000	193,700	100%	100%	Manufacturing	2022	1,293,000
Northrop Grumman	Beavercreek, OH	Northrop Grumman Systems Corp.	11/13/2012	17,000,000	99,200	100%	100%	Office	2019	1,510,000
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650,000	145,900	100%	100%	Office	2022	2,188,000
Comcast	Greenwood Village, CO	Comcast Holdings, LLC	1/11/2013	27,000,000	157,300	100%	100%	Office	2021	2,254,000
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000,000	70,100	100%	100%	Office	2017	963,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750,000	149,700	100%	100%	Office	2024	2,985,000
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188,000	198,900	100%	100%	Office	2025	2,560,000
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462,100	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758,000
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500,000	232,600	100%	100%	Office	2023	3,626,000
Nokia	Arlington Heights, IL	Nokia Solution & Networks	8/13/2013	29,540,000	214,200	100%	100%	Office	2025	2,171,000
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000,000	210,500	100%	100%	Office	2020	3,334,000
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250,000	81,600	100%	100%	Office	2027	1,806,000
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700,000	315,900	94%	100%	Office	2018	4,840,000
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000,000	250,000	50%/100%	50%/100%	Office	2019	2,857,000
General Electric	Atlanta, GA	General Electric Company	11/5/2013	61,000,000	265,100	100%	100%	Office	2025	4,219,000
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500,000	223,500	100%	100%	Office	2019	2,419,000
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500,000	78,200	100%	100%	Office	2019	939,000
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500,000	388,700	100%	100%	Office	2025	3,183,000
IBM	Dublin, OH	IBM	11/5/2013	37,300,000	322,700	88%	100%	Office	2020	4,097,000
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000,000	139,400	87%	94%	Office	2020	1,480,000
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350,000	253,300	98%	100%	Office	2024	2,926,000
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250,000	169,200	100%	100%	Office	2015	1,336,000
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500,000	177,800	17%	36%	Office	2024	808,000
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400,000	179,500	42%	82%	Office	2015	1,412,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000,000	229,600	100%	100%	Office	2019	2,104,000
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000,000	538,800	32%	90%	Office	2026	5,873,000
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500,000	114,100	100%	100%	Office	2017	2,252,000
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825,000	87,400	100%	100%	Office	2017	1,751,000
Northpointe Corporate Center II	Lynwood, WA	Vacant	11/5/2013	7,175,000	69,000	N/A	N/A	Office	N/A	—
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000,000	188,500	100%	100%	Office	2018	2,755,000
Farmers	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100,000	102,000	100%	100%	Office	2024	1,454,000
Total				$1,176,515,100	8,894,700					$96,776,000

(1)	The weighted average occupancy including all tenants is approximately 92%.

(2)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2013 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In June 2013, World Kitchen, LLC vacated the Will Partners property and on January 24, 2014, we executed a termination agreement with World Kitchen, LLC as discussed in Note 3, Real Estate to the consolidated financial statements.  Our property manager is actively involved in finding an appropriate replacement tenant.

We own fee simple interests in all of our properties.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2013, pursuant to the respective in-place leases, was greater than 10% as of December 31, 2013.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2013, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
Ohio	$12,148,000	5	12.6%
Georgia	11,916,000	3	12.3
California	9,033,000	4	9.3
Illinois	8,362,000	4	8.6
Texas	7,391,000	3	7.6
Arizona	6,384,000	2	6.6
Washington	5,896,000	4	6.1
Tennessee	5,873,000	1	6.1
New Jersey	5,273,000	3	5.4
Pennsylvania	5,139,000	2	5.3
Colorado	4,793,000	3	5.0
All others (1)	14,568,000	8	15.1
Total	$96,776,000	42	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2013, by industry, based on the respective in-place leases, is as follows:

Industry	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Insurance	$19,638,000	15	20.3%
Consumer Products	14,906,000	8	15.4
Telecommunications	10,941,000	4	11.3
Energy	10,091,000	3	10.4
Technology	6,855,000	2	7.1
Financial Services	6,584,000	5	6.8
Aerospace	6,164,000	4	6.4
All others (1)	21,597,000	21	22.3
Total	$96,776,000	62	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2013 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$820,000	3	74,000	0.8%
2015	2,595,000	5	318,470	2.7%
2016	1,185,000	4	109,800	1.2%
2017	5,082,000	4	276,600	5.3%
2018	11,814,000	8	868,330	12.2%
2019	12,087,000	7	944,300	12.5%
2020	11,953,000	6	1,685,600	12.4%
2021	4,613,000	3	764,800	4.8%
2022	11,561,000	5	1,014,100	11.9%
2023	6,803,000	3	371,600	7.0%
2024	9,885,000	6	888,800	10.2%
2025	16,058,000	6	1,240,900	16.6%
2026	514,000	1	186,800	0.5%
2027	1,806,000	1	81,600	1.9%
Vacant	—	—	69,000	—%
Total	$96,776,000	62	8,894,700	100%

Acquisition Indebtedness
For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

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
Market Information
As of March 4, 2014, we had approximately $793.5 million in shares of common stock outstanding, including $16.4 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 18,939 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our common stock to the public at a price of $10.28 per share and at a price equal to 95% of the share offering price, which is currently approximately $9.77 per share, pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
To determine the NAV, we engaged the services of Duff & Phelps, to appraise each of the 14 real estate assets in our portfolio as of December 31, 2012, to determine a gross asset value (the “GAV”). Duff & Phelps is a third-party, independent, real estate valuation and advisory firm. For the properties independently appraised by Duff & Phelps, in completing each appraisal, Duff & Phelps:

•	conducted a physical inspection of each property;

•	studied the market to measure current market conditions, supply and demand factors, growth patterns and their effects on each property; and

•	completed a discounted cash flow valuation and sales comparison analysis for each property.
Duff & Phelps provided a range of GAV with a difference between the low and high end of approximately $16.6 million, as shown in the table below. Our board of directors determined that the low end of the GAV range was an appropriate measure for the NAV determination. Management, in turn, prepared a valuation of the in-place, long-term debt based on current market terms compared to the contractual terms. The difference between such terms was present-valued over the remaining term of the debt to derive the current estimated fair value of the in-place debt, as shown in the table below. The current estimated value of the in-place debt was subtracted from the applicable GAV. Net current assets were added to this amount to derive the NAV, which was then divided by the number of outstanding shares to determine the estimated NAV per share of $9.56. This NAV per share was then grossed up for third party sales commissions to arrive at the revised offering share price of $10.28. Our NAV per share is unaudited. Below is the table summarizing the calculation:

	Low End	Mid-Point	High End
Gross Real Estate Asset Value (1)	$ 362,800,000	$ 371,100,000	$ 379,400,000
Current Assets, net (2)	3,030,562	3,030,562	3,030,562
Mortgage Debt (3)	(199,808,731)	(199,808,731)	(199,808,731)
Net Asset Value	$ 166,021,831	$ 174,321,831	$ 182,621,831

Shares Outstanding as of 12/31/2012 (4)	17,358,507	17,358,507	17,358,507
Net Asset Value per Share	$ 9.56	$ 10.04	$ 10.52

Board Determination	$ 9.56

Third-Party Sales Commissions (Gross Up)	7.00%
Share Offering Price	$ 10.28

(1)	The gross real estate asset values were determined by Duff & Phelps in the manner described in detail above.

(2)
Represents current assets (cash, prepaid and other assets) less current liabilities (accounts payable and other accrued liabilities) calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

(3)
Mortgage debt was marked-to-market for our mortgage loans that have a maturity that exceeds one year. Each of four such mortgage loans had above-market interest rates resulting in an increase to mortgage debt of approximately $5.5 million. After consulting with mortgage lenders and mortgage brokers, the board of directors utilized an average discount rate of 3.04% (an average credit spread) plus the interpolated treasury curve of comparable loan duration. The increase to mortgage debt was calculated taking the net present value (utilizing a discount rate equal to the capitalization rates determined in the Duff & Phelps valuation) of the difference between the remaining interest payments at the existing mortgage loan interest rate and the interest payments based upon the market-adjusted interest rate.

(4)
The shares outstanding, as of December 31, 2012, were calculated on an adjusted fully diluted basis comprised of (i) 13,376,868 outstanding shares of our common stock, plus (ii) 3,981,639 outstanding limited partnership units issued by our operating partnership, which units are exchangeable on a one-for-one basis into shares of our common stock.

The estimated value range of our real estate portfolio considered by the board as of December 31, 2012 is unaudited and does not reflect our actual or estimated portfolio liquidation value range or potential “enterprise value” range or our real estate portfolio. For example, it does not include a premium for:

•
the large size of our portfolio, as buyers may be willing to pay more for a large portfolio than they are willing to pay for each property in the portfolio separately, commonly referred to as a “portfolio premium” or “aggregation premium”;

•
the potential increase in our share value if we were to list our shares on a national securities exchange reflecting potential premiums to net asset values and earnings multiples typically applied to valuing publicly-listed companies;

•
the potential value per share we may achieve if we were to merge with or be acquired by a publicly-listed real estate investment trust or other real estate company, resulting from potential premiums to net asset values and earnings multiples typically applied to valuing companies in such transactions; or

•
our rights under the advisory agreement and our potential ability to secure the services of a management team on a long-term basis through the internalization of the advisor without the payment of an internalization fee, which could enhance our “enterprise value” in conjunction with a listing on a national securities exchange.

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
There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our stockholders upon liquidation, because these estimates do not necessarily indicate the price at which properties can be sold;

•	the estimates and assumptions used to derive NAV may differ from actual results, which could lead to a misstatement of NAV;

•	our stockholders would be able to realize estimated NAVs if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop; or

•	the value, or method used to establish value, would comply with ERISA or Code requirements described above.

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
Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements. We intend to adhere to these requirements and maintain our REIT status for the current year and subsequent years. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, after the year in which we initially qualify to be taxed as a REIT, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2013, we satisfied the REIT requirements and distributed all of our taxable income.
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
Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from operating cash flow generated from our properties and proceeds raised from our Public Offering. The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2013 and 2012:

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2012	$—	$670,229	$1,062,929	$0.17
2nd Quarter 2012	$—	$670,229	$1,350,120	$0.17
3rd Quarter 2012	$—	$676,254	$1,654,940	$0.17
4th Quarter 2012	$—	$675,573	$2,038,891	$0.17
1st Quarter 2013	$—	$672,024	$2,666,987	$0.17
2nd Quarter 2013	$—	$741,217	$3,438,645	$0.17
3rd Quarter 2013	$—	$842,286	$4,502,668	$0.17
4th Quarter 2013	$2,968,750	$842,286	$6,882,119	$0.17

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.

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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2013.

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
The following table provides information about the common stock that may be issued under the Plan as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	4,989,350
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	4,989,350

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares. As of December 31, 2013, we had 49,893,502 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan.

Recent Sales of Unregistered Securities
During the fourth quarter of 2013, there were no sales of unregistered securities.

Use of Proceeds from Registered Securities
We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of December 31, 2013 resulted in the following:

Common shares issued in our Public Offerings	48,429,666
Common shares issued in our Public Offerings pursuant to our DRP	1,312,818
Common shares redeemed in our SRP	(96,960)
Total common shares outstanding in our Public Offerings	49,645,524
Gross proceeds from our Public Offerings	$491,807,049
Gross proceeds from our Public Offerings from shares issued pursuant to our DRP	12,707,369
Total gross proceeds from our Public Offerings	504,514,418
Redemption of common shares pursuant to our SRP	(946,378)
Selling commissions and dealer manager fees paid	(47,552,589)
Reimbursement to our Advisor of O&O costs paid	(4,120,797)
Net proceeds paid from our Public Offerings	451,894,654
Reimbursement to our Advisor of O&O and other costs payable	(279,570)
Net proceeds from our Public Offerings	$451,615,084

The net offering proceeds raised in the Public Offerings, exclusive of the $4.7 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $178.9 million to repay a significant portion of the outstanding balance of the KeyBank Credit Facility during the three months ended December 31 2013; (2) $105.1 million for certain property acquisitions paid at closing; (3) $92.1 million in payments on mezzanine and bridge loans used to acquire the LTI, Quad/Graphics, AT&T, Westinghouse, TransDigm, Travelers, Health Net, Comcast, UTC, Avnet, and Cigna properties; (4) $44.2 million for various fees and reimbursements paid to affiliates; (5) $12.7 million in deferred financing costs paid to lending banks; (6) $9.4 million for real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions and financing, which are included in real estate acquisition deposits and in other assets on the consolidated balance sheets; (7) $5.4 million in offering costs related to the preferred units issued as a result of the Investment Grade Portfolio acquisition during the current period; (8) $1.4 million for the investment in an unconsolidated beneficial interest in a DST as discussed in Note 4, Investments; less (9) $2.0 million in additional proceeds as a result of the $105.6 million in borrowing proceeds from the Midland Mortgage Loan, discussed in Note 5, Debt, to the consolidated financial statements less the $103.6 million used from those proceeds to repay a portion of the outstanding balance of the KeyBank Credit Facility.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 6, Equity – Share Redemption Program, in the notes to the consolidated financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program ("SRP") on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus.
As of December 31, 2013 and 2012, $12.7 million and $3.8 million in shares of common stock, respectively, were eligible for redemption, of which $0.2 million and $0.4 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2013 and 2012. During the year ended December 31, 2013, we redeemed 62,460 shares of common stock for approximately $0.6 million at a weighted average price per share of $9.84. Since inception through December 31, 2012, the Company redeemed 96,960 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78 pursuant to the SRP. As of December 31, 2013, there were 26,027 shares totaling $0.2 million subject to redemption requests to be processed subsequent to December 31, 2013. On January 31, 2014, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.49. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended December 31, 2013, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2013	8,225	$9.50	8,225	(1)
November 30, 2013	—	N/A	—	—
December 31, 2013	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Total revenue (1)	$68,915,208	$25,490,018	$15,008,870	$7,265,094	$2,721,365
Income (loss) from operations	(10,602,723)	2,085,452	1,165,025	(643,706)	(1,022,909)
Net loss	(24,469,032)	(5,674,018)	(4,621,498)	(3,809,088)	(2,235,586)
Net loss attributable to common stockholders	(24,664,400)	(4,194,525)	(2,535,468)	(990,363)	(246,515)
Net loss attributable to common stockholders per share, basic and diluted	(0.97)	(0.46)	(0.72)	(1.08)	(1.79)
Distributions declared per common share	0.68	0.68	0.68	0.68	0.44
Balance Sheet Data
Total real estate, net	$1,139,734,560	$309,444,565	$162,862,561	$103,033,549	$53,486,605
Total assets	1,225,396,458	334,796,418	175,945,102	110,141,076	55,294,930
Total debt	496,347,392	194,812,288	95,428,947	69,000,731	34,041,558
Total liabilities	563,467,266	213,189,727	107,129,962	72,996,263	37,016,005
Preferred units subject to redemption	250,000,000	—	—	—	—
Redeemable noncontrolling interests	4,886,686	4,886,686	4,886,686	4,886,686	4,886,686
Redeemable common stock	12,469,155	3,439,347	1,070,490	170,810	8,994
Total stockholders’ equity	374,837,405	95,768,820	41,071,387	13,509,517	591,183
Total equity	394,573,351	113,280,658	62,857,964	32,087,317	18,269,931
Other Data
Net cash provided by (used in) operating activities (2)	$2,599,509	$5,058,053	$(1,184,242)	$(824,774)	$58,498
Net cash used in investing activities (2)	(847,321,975)	(154,066,423)	(14,650,757)	(38,754,607)	—
Net cash provided by financing activities (2)	849,457,138	149,251,541	19,628,367	40,828,181	127,774

(1)
During the year ended December 31, 2012, we removed interest income as a component of total revenue on the consolidated statements of operations and now present interest income as non-operating income. Prior period amounts were reclassified to conform to current year presentation.

(2)
During the year ended December 31, 2012, we removed real estate acquisition deposits and financing deposits from other assets on the consolidated statements of cash flows and now presents them as separate line items under investing and financing activities, respectively. Prior period amounts were reclassified to conform to current year presentation.

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
On April 25, 2013, we terminated our Initial Public Offering and, on April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100.0 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). In connection with our Follow-On Offering, we had issued 30,541,914 shares of our common stock for gross proceeds of approximately $313.0 million from April 26, 2013 through December 31, 2013. As of December 31, 2013, we redeemed 96,960 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78.
We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; (5) twenty eight properties in seventeen states (Colorado, Washington, Texas, North Carolina, Arizona, Illinois, New Jersey, California, Georgia, Ohio, Michigan, Wisconsin, Pennsylvania, Missouri, Indiana, Tennessee, Kansas) for a total purchase price of approximately $851.3 million in the year ended December 31, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, construction engineering services, education, printing, biotechnology, telecommunications, insurance, energy, and aerospace. For a detailed description of our properties see Part I, Item 2 of this report.

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock, Preferred Units and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies

•	Related Party Transactions.
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
As of December 31, 2013, our "Same Store" portfolio consisted of seven properties, approximately 2.3 million square feet, with an acquisition value of $164.7 million and annual net rent of $14.1 million which represents the same portfolio as of December 31, 2011. The following table provides a comparative summary of the results of operations for the seven properties for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2013	2012
Rental income	$15,187,509	$15,186,914	$595	—%
Property expense recoveries	$2,210,143	$2,101,375	$108,768	5%
Asset management fees to affiliates	$1,233,082	$1,233,082	$—	—%
Property management fees to affiliates	$431,906	$425,818	$6,088	1%
Property operating expenses	$27,751	$36,549	$(8,798)	(24)%
Property tax expense	$2,210,143	$2,101,375	$108,768	5%
The variances in property tax recoveries and property tax expense are a result of increases in the assessed property tax for certain properties, of which the Plainfield and Will Partners properties accounted for $0.1 million. The decrease in property operating expenses is related to roof repair expenses that were incurred for the ITT property in the prior year which were not incurred again during the year ended December 31, 2013. The property management fee variance is a result of base rent increases of approximately $0.1 million each for the Emporia Partners and LTI properties.
As of December 31, 2012, our "Same Store" portfolio consisted of six properties, approximately 2.0 million square feet, with an acquisition value of approximately $108.7 million and annualized net rent of approximately $9.8 million, which represents the same portfolio as of December 31, 2010. The following table provides a comparative summary of the results of operations for the six properties for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase	Percentage Change
	2012	2011
Rental income	$9,816,073	$9,816,073	$—	—%
Property expense recoveries	$1,483,084	$1,403,684	$79,400	6%
Asset management fees to affiliates	$816,848	$816,848	$—	—%
Property management fees to affiliates	$303,035	$300,461	$2,574	1%
Property operating expenses	$33,146	$5,440	$27,706	509%
Property tax expense	$1,483,084	$1,403,684	$79,400	6%
The variances in property tax recoveries and property tax expense are a result of increases in the assessed property tax for certain properties, of which the Plainfield, Will Partners and Emporia Partners properties accounted for $0.08 million, offset by a reduction in the ITT property tax assessment. The increase in property operating expenses is related to (1) the addition of a pollution insurance policy for all properties during the fourth quarter of the year ended December 31, 2011; and (2) roof repair expenses that were incurred for the ITT property during the year ended December 31, 2012. The property management fee variance is a result of base rent increases of approximately $0.09 million related to the Plainfield property.
As of December 31, 2013 we owned 42 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2013 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Years Ended December 31, 2013 and 2012
The following table provides summary information about our results of operations for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase	Percentage Change
	2013	2012
Rental income	$54,604,815	$22,133,285	$32,471,530	147%
Property expense recoveries	$14,310,393	$3,356,733	$10,953,660	326%
Asset management fees to affiliates	$4,317,544	$1,882,473	$2,435,071	129%
Property management fees to affiliates	$1,838,574	$669,523	$1,169,051	175%
Property operating expenses	$8,864,664	$542,373	$8,322,291	1,534%
Property tax expense	$8,060,981	$2,701,126	$5,359,855	198%
Acquisition fees and expenses to non-affiliates	$4,638,438	$1,332,385	$3,306,053	248%
Acquisition fees and expenses to affiliates	$24,849,257	$4,816,500	$20,032,757	416%
General and administrative expenses	$2,757,945	$2,033,401	$724,544	36%
Depreciation and amortization	$24,190,528	$9,426,785	$14,763,743	157%
Interest expense	$13,921,846	$7,760,015	$6,161,831	79%
Rental Income
Rental income for the year ended December 31, 2013 is comprised of rental income of $50.5 million, adjustments to straight-line contractual rent of $3.5 million, and in-place lease valuation amortization of $0.6 million. Rental income for the year ended December 31, 2013 increased by $32.5 million compared to the same period a year ago as a result of (1) $8.0 million in higher rent collections related to the real estate acquired in 2012 which include one full year of activity compared to the prior year; (2) $23.7 million in additional rental income related to the real estate acquired during the year ended December 31, 2013; (3) $0.3 million in additional in-place lease valuation amortization; and (4) termination fees of $0.5 million from tenants that terminated their lease as of December 31, 2013.

Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $11.0 million compared to the same period in the prior year as a result of (1) $2.3 million in property tax recoveries related to the Plainfield, Will Partners, LTI, TransDigm, Zeller Plastik, Avnet, JPMorgan Chase, United HealthCare, Schlumberger, Cigna, Nokia, Fox Head, and One Century Place properties; and (2) $8.7 million increase in property expense recoveries for recoverable expenses related to the AT&T property, which was acquired on January 31, 2012, the Travelers property, which was acquired on June 29, 2012, the Northrop Grumman property, which was acquired on November 13, 2012, the Health Net property, which was acquired on December 18, 2012, Comcast, Schlumberger, UTC, Avnet, Cigna Nokia, Verizon, Fox Head and the Investment Grade Portfolio properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Management fees for the years ended December 31, 2013 and 2012 totaled $6.2 million and $2.6 million, respectively, consisting of asset management fees and property management fees. The total increase of $3.6 million compared to the same period a year ago is a result of (1) $0.6 million in asset management fees and $0.3 million in property management fees related to the acquisitions made during the year ended December 31, 2012 for which there was a full year of activity compared to partial months of activity in the prior year; and (2) $1.8 million in asset management fees and $0.9 million in property management fees related to the acquisitions made subsequent to December 31, 2012.
Property Expenses
Property expenses for the year ended December 31, 2013 and 2012 totaled $16.9 million and $3.2 million, respectively, consisting of property operating expenses and property taxes. The total increase of $13.7 million compared to the same period a year ago is a result of (1)  $5.4 million in property taxes, of which $1.1 million relates to real estate acquired during the year ended December 31, 2012 and $4.1 million relates to real estate acquired during the year ended December 31, 2013; and (2) $8.3 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements. In the current year, 23 of our property leases contained such provisions compared to three leases in the same period in the prior year. Additionally, the portfolio consists of certain properties that were acquired subsequent to December 31, 2012 which are leased pursuant to full service gross leases in which we are responsible for all operating expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $4.6 million for the year ended December 31, 2013, increased by $3.3 million compared to the year ended December 31, 2012 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $24.8 million represent the acquisition fees and expense reimbursement earned by our Advisor for the 28 property acquisitions made in the current period compared to the prior year in which there were seven acquisitions and acquisition fees and expense reimbursement to affiliates totaled $4.8 million.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2013 increased by $0.7 million compared to the same period a year ago due to increased operating activity as discussed below. The $0.7 million increase is primarily due to the following: (1) an increase of $0.2 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.2 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.1 million in legal and other professional fees; (4) an increase of $0.1 million relating to technology expenses which were incurred to accommodate increased operating activity; and (5) an increase of $0.1 million relating to other corporate expenses such as state filing fees, directors' and officers' insurance expense, and organizational costs.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2013 consisted of depreciation of building and building improvements of our properties of $10.1 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $14.1 million. The increase of $14.8 million as compared to the year ended December 31, 2012 is a result of additional depreciation and amortization of (1) $11.6 million related to the acquisitions made during the year ended December 31, 2013; and (2) $3.2 million related to the acquisitions made during the year ended December 31, 2012, which includes a full year of activity compared to partial months of activity in the prior year.

Interest Expense
Interest expense for the year ended December 31, 2013 increased by $6.2 million compared to the same period in 2012 due to the following: (1) $0.1 million in additional interest expense related to the property specific mortgages, primarily due to TransDigm which includes one full year of activity compared to seven months in the same period in the prior year; (2) $1.7 million in new mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate; (3) $0.2 million in new mortgage interest expense for the Quad/Graphics property which was added to the Midland Mortgage Loan; (4) $2.4 million in additional interest expense as it relates to the KeyBank Credit Facility as there was a total of $198.0 million in borrowings during the year ended December 31, 2013 compared to $93.6 million during the same period a year ago; (5) $1.0 million in new interest expense as it relates to the KeyBank Term Loan; and (6) $1.0 million in additional amortization of deferred financing costs related to acquisitions and the Midland mortgage refinancing. These increases are offset by a $0.2 million decrease in interest expense as it relates to the Mezzanine and bridge loans.
Comparison of the Years Ended December 31, 2012 and 2011
The following table provides summary information about our results of operations for the year ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase/	Percentage Change
	2012	2011	(Decrease)
Rental income	$22,133,285	$13,223,384	$8,909,901	67%
Property expense recoveries	$3,356,733	$1,785,486	$1,571,247	88%
Asset management fees to affiliates	$1,882,473	$1,083,304	$799,169	74%
Property management fees to affiliates	$669,523	$377,078	$292,445	78%
Property operating expenses	$542,373	$—	$542,373	100%
Property tax expense	$2,701,126	$1,785,486	$915,640	51%
Acquisition fees and expenses to non-affiliates	$1,332,385	$1,560,974	$(228,589)	(15)%
Acquisition fees and expenses to affiliates	$4,816,500	$1,680,000	$3,136,500	187%
General and administrative expenses	$2,033,401	$1,748,334	$285,067	16%
Depreciation and amortization	$9,426,785	$5,608,669	$3,818,116	68%
Interest expense	$7,760,015	$5,787,676	$1,972,339	34%
Rental Income
Rental income for the year ended December 31, 2012 is comprised of rental income of $20.4 million, adjustments to straight-line contractual rent of $1.4 million, and in-place lease valuation amortization of $0.3 million. Rental income for the year ended December 31, 2012 increased by $8.9 million compared to the same period in the prior year as a result of (1) $0.1 million in additional rental income as a result of a rent increase related to the Plainfield property, which took effect July 2011; (2) $1.5 million in additional rental income related to the LTI property as it included one full year of activity compared to approximately six months of activity in the prior year; (3) $6.8 million in additional rental income related to the real estate acquired during the year ended December 31, 2012; and (4) $0.5 million in additional straight-line adjustments to contractual rent and in-place lease valuation amortization.
Property Expense Recoveries
Also included as a component of revenue is the recovery of Recoverable Expenses, which increased by $1.6 million compared to the same period in the prior year as a result of (1) $1.2 million related to Recoverable Expenses with the exception of property taxes, of which there were none in the prior year; and (2) $0.4 million increase in property tax recoveries related to the acquisitions of additional real estate made during the year ended December 31, 2012.
Property Expenses
Property expenses for the year ended December 31, 2012 and 2011 totaled $5.7 million and $3.2 million, respectively, consisting of asset management fees, property management fees, property operating expenses, and property taxes. The total increase of $2.5 million compared to the same period in the prior year is a result of (1) $0.8 million in asset management fees, of which $0.6 million relates to current year acquisitions; (2) $0.3 million in property management fees, of which $0.2 million relates to current year acquisitions; (3) $0.9 million in property taxes, of which $0.6 million relates to current year acquisitions; and (4) $0.5 million in property operating expenses related to certain real estate for which we paid certain operating and capital expenses on behalf of the tenant and recovered through estimated monthly common area maintenance reimbursements. In the prior year, none of the leases for our properties contained such provisions.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $1.3 million for the year ended December 31, 2012, decreased by $0.2 million compared to the year ended December 31, 2011. Real estate acquisition fees and expenses to affiliates of $4.8 million represent the acquisition fees and expense reimbursement due to our Advisor for the seven property acquisitions made in the year ended December 31, 2012, compared to the year ended December 31, 2011 in which there was only one acquisition and acquisition fees and expense reimbursement to affiliates totaled $1.7 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2012 increased by $0.3 million compared to the prior year due to increased operating activity as discussed below. General and administrative expenses for the year ended December 31, 2012 totaled $2.0 million consisting of accounting and legal fees of $0.7 million, directors’ and officers’ insurance of $0.2 million, bank and transfer agent fees of $0.4 million, allocated personnel and rent costs incurred by our Advisor of $0.4 million as well as other expenses totaling $0.3 million. The total of $0.3 million in other expenses consisted of board of directors’ fees and expenses ($0.1 million), filing fees ($0.1 million), and printing costs ($0.1 million).
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
Interest Expense
Interest expense for the year ended December 31, 2012 increased by approximately $2.0 million compared to the same period in 2011 due to the following: (1) $0.7 million in additional mortgage interest expense related to the LTI mortgage debt for which there was a full year of activity compared to approximately six months of activity in the prior year; (2) $0.2 million in additional mortgage interest expense related to the GE mortgage debt, which was assumed in the current year; (3) $1.6 million in additional interest expense related to the Credit Facility (discussed below) as a result of the additional acquisitions made during the year ended December 31, 2012; and (4) $0.4 million in additional amortization of deferred financing costs related to acquisitions and expansion of the Credit Facility as discussed in Note 5, Debt. These increases are offset by (1) a $0.8 million decrease in interest expense on the Credit Facility as a result of lower interest rates pursuant to the amended and restated credit agreement with KeyBank effective November 18, 2011 discussed in Note 5, Debt, to the consolidated financial statements; and (2) a $0.1 million decrease in interest expense on the Mezzanine and Bridge Loans as a result of principal payments made during the period, as discussed in Note 5, Debt, to the consolidated financial statements.

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
The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements or other hedge instruments and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, we evaluate events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, we assess whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.
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

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Net Loss	$(24,469,032)	$(5,674,018)	$(4,621,498)
Adjustments:
Depreciation of building and improvements	10,092,612	4,636,201	2,972,532
Amortization of intangible assets	14,097,916	4,790,584	2,636,137
Company's share of depreciation of building and improvements - unconsolidated entity	41,629	—	—
Company's share of amortization of intangible assets - unconsolidated entity	47,093	—	—
FFO/(FFO deficit)	$(189,782)	$3,752,767	$987,171
Reconciliation of FFO to MFFO
FFO/(FFO deficit)	$(189,782)	$3,752,767	$987,171
Adjustments:
Acquisition fees and expenses to non-affiliates	4,638,438	1,332,385	1,560,974
Acquisition fees and expenses to affiliates	24,849,257	4,816,500	1,680,000
Company's share of acquisition fees and expenses to non-affiliates - unconsolidated entity	120,066	—	—
Revenues in excess of cash received (straight-line rents)	(3,515,406)	(1,385,339)	(811,691)
Amortization of above/(below) market rent	(545,889)	(301,151)	(381,670)
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(16,618)	—	—
Company's share of amortization of above/(below) market rent - unconsolidated entity	15,441	—	—
Gain on investment in unconsolidated entity	(160,000)	—	—
MFFO	$25,195,507	$8,215,162	$3,034,784
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the KeyBank Credit Facility, KeyBank Bridge Loan, KeyBank Term Loan, and fixed rate and assumed mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with Starwood as discussed in Note 6, Equity . Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from our Public Offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any unused proceeds from our Public Offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
KeyBank Term Loan
On November 5, 2013 we, through 17 borrower SPEs wholly-owned by our Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan").The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the 2013 Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties. The KeyBank Term Loan has a term of three years, maturing in November 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.
KeyBank Credit Facility
On June 13, 2013, we, through our Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and the other Lenders, pursuant to which the Lenders initially provided available financing commitments of $190.0 million of a total Credit Facility (the “KeyBank Credit Facility”) up to $400.0 million. During the first two years under the term of the Second Restated KeyBank Credit Agreement, we may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of December 31, 2013 the total commitment was increased to $335.0 million with four additional lenders committing $145.0 million. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.
In connection with the acquisitions made during the year ended December 31, 2013 we, through our Operating Partnership, made draws totaling $198.0 million under the KeyBank Credit Facility and repaid $178.9 million. As of December 31, 2013, $44.5 million of the KeyBank Credit Facility was outstanding, which is secured by certain properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance.
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
In connection with the acquisitions of the Comcast, UTC, Avnet, and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, we, through our Operating Partnership, made draws from the KeyBank Bridge Loan totaling $33.8 million. The KeyBank Bridge Loan is guaranteed by our Chief Executive Officer and Chairman, both personally and through his trust, our Sponsor, and us. The draws on the KeyBank Bridge Loan were paid in full on June 28, 2013. We did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through the Operating Partnership, we made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment as discussed in Note 5, Debt, thereby terminating the agreement effective on that date.
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
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, our Operating Partnership entered into a purchase agreement with an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of our Operating Partnership. Starwood is entitled to monthly distributions calculated as follows:
From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;

From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;
From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;
From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.
At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of December 31, 2013. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the twenty-fourth month. In both instances our Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.
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

Our cash and cash equivalent balances increased by approximately $4.7 million during the year ended December 31, 2013 and were used in or provided by the following:
Operating Activities. During the year ended December 31, 2013, we generated $2.6 million of net cash from operating activities, compared to $5.1 million generated during the same period in 2012. The net loss in the current period of $24.5 million is increased by funding of restricted cash reserves of $0.2 million and offset by (1) non-cash adjustments of $21.9 million (consisting mainly of depreciation and amortization of $25.4 million less deferred rent of $3.5 million), which increased compared to the same period in 2012 in which the same non-cash adjustments totaled $8.7 million, as a result of the increase in depreciation and amortization and deferred rent related mainly to the properties acquired subsequent to December 31, 2012; and (2) cash provided by working capital of $5.4 million compared to cash provided by working capital of $2.1 million for the year ended December 31, 2012. The $3.3 million increase in working capital is primarily the net effect of the following: (1) a $7.6 million increase in the change in other assets due to an increase in other deposits to unaffiliated parties primarily for future financing and an increase in receivables mainly consisting of tenant rent receivables and equity sales for which cash was received subsequent to year-end; and (2) an $11.1 million increase in the change in accounts payable and other liabilities as a result of additional property taxes mainly related to the Travelers, Northrop, Comcast, Schlumberger, Cigna, Nokia, JPMorgan Chase, Aetna, Christus Health, United HealthCare, and One Century Place properties, additional prepaid rent and additional accruals for property operating expenses.
Investing Activities. During the year ended December 31, 2013, we used $847.3 million in cash for investing activities related to (1) $849.0 million for the acquisitions made in the current period, less $8.3 million in limited partnership units issued; (2) $3.3 million in real estate acquisition deposits; (3) $1.6 million to fund restricted reserves for certain tenant improvements; (4) $1.4 million for the investment in an unconsolidated beneficial interest in a DST, net of a $0.2 million discount, classified as gain on the consolidated statement of operations; and (5) $0.3 million paid for construction-in-progress and tenant improvements. The increase in cash usage of $693.2 million compared to the year ended December 31, 2012 is primarily due to an increase in acquisitions made in the current period of $687.9 million compared to the acquisitions made in the same period in the prior year plus $2.6 million in real estate acquisition deposits.

Financing Activities. During the year ended December 31, 2013, we generated $849.5 million in financing activities, compared to $149.3 million generated during the same period in 2012, an increase in cash provided by financing activities of $700.2 million. The increase in cash generated is the net result of a $1.0 billion increase in the change in cash provided by financing activities compared to the prior year and a $0.3 billion increase in the change in cash used in financing activities compared to the prior year. The $1.0 billion increase is comprised of: (1) an increase of $104.4 million in proceeds from borrowings on the KeyBank Credit Facility discussed above; (2) an increase of $105.6 million in proceeds from borrowings on the Midland Mortgage Loan discussed above; (3) an increase of $282.0 million in proceeds from borrowings on the KeyBank Term Loan discussed above; (4) an increase of $261.7 million in the issuance of common stock during the year ended December 31, 2013, compared to the same period in 2012; and (5) an increase in issuance of preferred equity subject to redemption of $250.0 million. The $0.3 billion increase in the change in cash used consists of the following: (1) an increase of $282.5 million in principal repayments on the KeyBank Credit Facility; (2) an increase of $0.1 million in loan amortization compared to the same period in 2012; (3) an increase of $6.3 million in distribution payments to common stockholders, preferred unit holders and noncontrolling interests; (3) an increase of $0.4 million in common stock repurchases; (4) an increase of $1.9 million in financing-related deposits; (5) an increase of $0.5 million in deposits related to the issuance of preferred units; (6) an increase of $5.4 million related to the payment of offering costs in conjunction with the issuance of preferred units as discussed in Note 6, Equity; (7) an increase of $6.6 million in deferred financing costs, of which $4.1 million related to the 28 acquisitions made in the current period, $1.4 million related to the Midland Mortgage Loan, and $1.1 million related to other debt financing, matters closed during the current period, such as the Second Restated KeyBank Credit Agreement, discussed in Note 5, Debt; and (8) offset by an increase of $0.1 million for a noncontrolling interest repurchase that occurred in 2012.
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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2013, 2012, and 2011:

	December 31, 2013			December 31, 2012		December 31, 2011
Distributions paid in cash — noncontrolling interests	$2,675,196			2,334,972		2,088,338
Distributions paid in cash — redeemable noncontrolling interests (1)	366,441			358,617		358,534
Distributions paid in cash — common stockholders	7,730,534			3,164,685		1,346,358
Distributions paid in cash — preferred equity	1,354,167			—		—
Distributions reinvested (shares issued)	8,901,619			2,732,270		908,930
Total distributions	$21,027,957	(2)		$8,590,544		$4,702,160
Source of distributions:
Cash flows provided by operations (3)	$2,599,509		13%	$5,058,053	59%	$—	—%
Offering proceeds from issuance of common stock (4)	9,526,829		45%	800,221	9%	3,793,230	81%
Offering proceeds from issuance of common stock pursuant to the DRP	8,901,619		42%	2,732,270	32%	908,930	19%
Total sources	$21,027,957		100%	$8,590,544	100%	$4,702,160	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the year ended December 31, 2013) and noncontrolling interests (see consolidated statements of equity for the year ended December 31, 2013) based on their respective weighted average ownership percentages as of December 31, 2013, as discussed in Note 6, Equity.

(2)
Total distributions declared but not paid as of December 31, 2013 were $1.3 million, $0.3 million, and $1.6 million for common stockholders, noncontrolling interests, and preferred equity holders, respectively.

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

For the year ended December 31, 2013, we paid and declared distributions of approximately $17.5 million to common stockholders including shares issued pursuant to the DRP, and approximately $6.1 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO and MFFO for the year ended December 31, 2013 of $(0.02) million and $25.2 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013:

	Payments Due During the Years Ending December 31,
	Total		2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$496,033,809	(2)	$1,483,643	$40,140,907	$349,429,070	$104,980,189
Interest on outstanding debt obligations (3)	85,014,063		15,348,748	29,006,342	23,213,634	17,445,339
Total	$581,047,872		$16,832,391	$69,147,249	$372,642,704	$122,425,528

(1)
Amounts include principal payments only. As of December 31, 2013, the total KeyBank Credit Facility and KeyBank Term Loan balances were $44.5 million and $282.0 million, respectively and are due on June 13, 2018 and November 5, 2018, respectively, assuming the two one-year extensions are exercised.

(2)	The payments on our mortgage debt do not include the premium of $0.3 million.

(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2013.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 11, Subsequent Events, to the consolidated financial statements.

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

As of December 31, 2013, our debt consisted of (1) mortgage loans of $169.8 million, of which $64.2 million relates to property-specific mortgages, which include $0.3 million in debt premiums; (2) $44.5 million in draws from the KeyBank Credit Facility; and (3) the KeyBank Term Loan of $282.0 million. During the year ended December 31, 2013, we obtained $198.0 million from the KeyBank Credit Facility and $33.8 million from the KeyBank Bridge Loan to partially finance certain acquisitions discussed below. The draws on the KeyBank Bridge Loan were paid in full on June 28, 2013. We did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through our Operating Partnership, made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment as discussed in Note 5, Debt, thereby terminating the agreement effective on that date. Also during the year ended December 31, 2013, we obtained a fixed rate, ten (10) year loan with Midland Life Insurance Company for $105.6 million, the proceeds of which were used to partially repay the KeyBank Credit Facility.

In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisitions, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates that are lower than our current borrowing cost. In order to mitigate our interest rate risk on certain financial instruments, we may enter into interest rate hedge instruments, such as interest rate cap agreements, and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.

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
KeyBank Credit Facility
As of December 31, 2013, $44.5 million of the KeyBank Credit Facility was outstanding, which is secured by certain properties. Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance. See Note 5, Debt, to the consolidated financial statements, for a detailed description of the KeyBank Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Credit Facility would potentially increase by approximately $1.3 million for the year ended December 31, 2013. As of December 31, 2013, we had interest rate cap agreements in place with a combined notional amount of $300.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%.
KeyBank Bridge Loan
On January 11, 2013, May 3, 2013, May 29, 2013, and June 20, 2013, in connection with the acquisitions of the Comcast, UTC, Avnet and Cigna properties, respectively, we, through our Operating Partnership, made draws totaling approximately $33.8 from the KeyBank Bridge Loan. The balance on the KeyBank Bridge Loan was paid in full as of June 28, 2013. Additionally, we did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through the Operating Partnership, we made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment as discussed in Note 5, Debt, thereby terminating the agreement effective on that date. As such, there is no interest rate risk exposure.
KeyBank Term Loan
To partially finance the acquisition of the 2013 Investment Grade Portfolio, we, through 17 borrower SPEs wholly-owned by our Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the 2013 Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.
The KeyBank Term Loan bears interest at a rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate will be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Term Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Term Loan would potentially increase by approximately $0.4 million for the year ended December 31, 2013.

Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, Starwood is entitled to monthly distributions calculated as follows:
From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;
From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;
From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;

From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.
At all times, LIBOR will be subject to a minimum floor of 0.25%.
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $0.4 million for the year ended December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2013 and 2012.

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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	During the quarter ended December 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended December 31, 2013 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

We expect to file a definitive proxy statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2014 Proxy Statement. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC.

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
3.1
Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2
Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 26, 2013, Commission File No. 333-183614)

10.1
Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013

10.2
Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.3
Griffin Capital Essential Asset REIT, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 26, 2013, Commission File No. 333-183614)

10.4
Tax Protection Agreement by and among Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.5
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167

10.6	Fixed Rate Note for Plainfield Property, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2010, Commission File No. 333-159167
10.7
Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.8	Second Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2010, Commission File No. 333-159167
10.9
Contribution Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.10
Tax Protection Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.11
Cash Purchase Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.12	Fixed Rate Note for LTI Property dated February 10, 2006, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377
10.13	Assumption Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377
10.14	Westinghouse Purchase Agreement dated August 18, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 22, 2012, Commission File No. 000-54377
10.15
Promissory Note dated February 27, 2013 issued to Midland National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

Exhibit No.	Description
10.16
Open End Mortgage and Security Agreement for Westinghouse Property dated February 27, 2013, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.17
Separate Guaranty of Retained Liability Matters Agreement for Midland Mortgage Loan dated February 27, 2013, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.18	Schlumberger Purchase Agreement dated March 21, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2013, Commission File No. 000-54377
10.19
Second Amended and Restated KeyBank Credit Agreement dated June 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 18, 2013, Commission File No. 000-54377

10.20
Second Amended and Restated Guaranty dated June 13, 2013, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 18, 2013, Commission File No. 000-54377

10.21	Cigna Purchase Agreement dated May 22, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2013, Commission File No. 000-54377
10.22	Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.23	Third Amendment to Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.24	KeyBank Term Loan Credit Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.25	KeyBank Term Loan Form of Promissory Note, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.26
Guaranty of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377

10.27	Unit Purchase Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.28	Investor Rights Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.29
Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377

10.30	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.31	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.32	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.33	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.34	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377

Exhibit No.	Description
10.35	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.36	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.37	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 11, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2014
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2014
Joseph E. Miller

/s/ Gregory M. Cazel	Independent Director	March 11, 2014
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 11, 2014
Timothy J. Rohner

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc., formerly Griffin Capital Net Lease REIT, Inc., (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 11, 2014

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$10,407,283	$5,672,611
Restricted cash	25,460,996	5,569,678
Real estate:
Land	145,922,555	50,952,519
Building and improvements	790,383,837	209,056,922
Tenant origination and absorption cost	246,516,745	68,333,173
Total real estate	1,182,823,137	328,342,614
Less: accumulated depreciation and amortization	(43,088,577)	(18,898,049)
Total real estate, net	1,139,734,560	309,444,565
Investment in unconsolidated entity	1,421,443	—
Above market leases, net	16,710,157	6,981,667
Deferred rent	6,384,431	2,869,025
Deferred financing costs, net	8,955,188	2,148,377
Real estate acquisition deposits	4,100,000	750,000
Other assets	12,222,400	1,360,495
Total assets	$1,225,396,458	$334,796,418
LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $313,583 and $452,283, respectively	$169,847,544	$65,782,288
KeyBank Credit Facility	44,499,848	129,030,000
KeyBank Term Loan	282,000,000	—
Total debt	496,347,392	194,812,288
Restricted reserves	20,742,364	4,447,560
Accounts payable and other liabilities	16,536,360	3,587,244
Distributions payable	3,150,309	620,839
Due to affiliates, net	3,139,383	545,138
Below market leases, net	23,551,458	9,176,658
Total liabilities	563,467,266	213,189,727
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 and no units eligible towards redemption as of December 31, 2013 and 2012, respectively	250,000,000	—
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2013 and 2012	4,886,686	4,886,686
Common stock subject to redemption	12,469,155	3,439,347
Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 49,893,502 and 13,376,868 shares outstanding, as of December 31, 2013 and 2012, respectively	507,502	133,565
Additional paid-in capital	433,644,356	112,794,444
Cumulative distributions	(26,683,182)	(9,192,318)
Accumulated deficit	(32,631,271)	(7,966,871)
Total stockholders’ equity	374,837,405	95,768,820
Noncontrolling interests	19,735,946	17,511,838
Total equity	394,573,351	113,280,658
Total liabilities and equity	$1,225,396,458	$334,796,418
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenue:
Rental income	$54,604,815	$22,133,285	$13,223,384
Property expense recoveries	14,310,393	3,356,733	1,785,486
Total revenue	68,915,208	25,490,018	15,008,870
Expenses:
Asset management fees to affiliates	4,317,544	1,882,473	1,083,304
Property management fees to affiliates	1,838,574	669,523	377,078
Property operating expenses	8,864,664	542,373	—
Property tax expense	8,060,981	2,701,126	1,785,486
Acquisition fees and expenses to non- affiliates	4,638,438	1,332,385	1,560,974
Acquisition fees and expenses to affiliates	24,849,257	4,816,500	1,680,000
General and administrative expenses	2,757,945	2,033,401	1,748,334
Depreciation and amortization	24,190,528	9,426,785	5,608,669
Total expenses	79,517,931	23,404,566	13,843,845
Income (loss) from operations	(10,602,723)	2,085,452	1,165,025
Other income (expense):
Interest expense	(13,921,846)	(7,760,015)	(5,787,676)
Interest income	1,764	545	1,153
Gain on investment in unconsolidated entity	160,000	—	—
Loss from investment in unconsolidated entity	(106,227)	—	—
Net loss	(24,469,032)	(5,674,018)	(4,621,498)
Distributions to redeemable preferred unit holders	(2,968,750)	—	—
Less: Net loss attributable to noncontrolling interests	3,091,518	1,739,105	2,274,789
Net loss attributable to controlling interest	(24,346,264)	(3,934,913)	(2,346,709)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(318,136)	(259,612)	(188,759)
Net loss attributable to common stockholders	(24,664,400)	(4,194,525)	(2,535,468)
Net loss attributable to common stockholders per share, basic and diluted	$(0.97)	$(0.46)	$(0.72)
Weighted average number of common shares outstanding, basic and diluted	25,404,780	9,073,641	3,517,692
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Cumulative	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Distributions	Deficit	Equity	Interests	Equity
BALANCE December 31, 2010	1,845,339	$18,438	$15,441,289	$(713,332)	$(1,236,878)	$13,509,517	$18,577,800	$32,087,317
Gross proceeds from issuance of common stock	3,738,535	37,384	37,347,981	—	—	37,385,365	—	37,385,365
Discount on issuance of common stock	—	—	(166,710)	—	—	(166,710)	—	(166,710)
Offering costs including dealer manager fees to affiliates	—	—	(4,636,711)	—	—	(4,636,711)	—	(4,636,711)
Distributions to common stockholders	—	—	—	(1,463,176)	—	(1,463,176)	—	(1,463,176)
Issuance of shares for distribution reinvestment plan	95,677	909	908,021	(908,930)	—	—	—	—
Repurchase of common stock	(12,000)	(120)	(112,380)	—	—	(112,500)	—	(112,500)
Additions to common stock subject to redemption	—	—	(908,930)	—	—	(908,930)	—	(908,930)
Contribution of noncontrolling interests	—	—	—	—	—	—	7,788,990	7,788,990
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,135,649)	(2,135,649)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(169,775)	(169,775)
Net loss	—	—	—	—	(2,535,468)	(2,535,468)	(2,274,789)	(4,810,257)
BALANCE December 31, 2011	5,667,551	56,611	47,872,560	(3,085,438)	(3,772,346)	41,071,387	21,786,577	62,857,964
Gross proceeds from issuance of common stock	7,444,210	74,442	74,367,658	—	—	74,442,100	—	74,442,100
Discount on issuance of common stock	—	—	(357,641)	—	—	(357,641)	—	(357,641)
Offering costs including dealer manager fees to affiliates	—	—	(8,855,762)	—	—	(8,855,762)	—	(8,855,762)
Distributions to common stockholders	—	—	—	(3,374,610)	—	(3,374,610)	—	(3,374,610)
Issuance of shares for distribution reinvestment plan	287,607	2,732	2,729,538	(2,732,270)	—	—	—	—
Repurchase of common stock	(22,500)	(220)	(219,130)	—	—	(219,350)	—	(219,350)
Repurchase of noncontrolling interests	—	—	(10,509)	—	—	(10,509)	(102,964)	(113,473)
Additions to common stock subject to redemption	—	—	(2,732,270)	—	—	(2,732,270)	—	(2,732,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,333,749)	(2,333,749)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(98,921)	(98,921)
Net loss	—	—	—	—	(4,194,525)	(4,194,525)	(1,739,105)	(5,933,630)
BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	35,666,880	365,650	365,284,546	—	—	365,650,196	—	365,650,196
Discount on issuance of common stock	—	—	(909,983)	—	—	(909,983)	—	(909,983)
Offering costs including dealer manager fees to affiliates	—	—	(37,761,110)	—	—	(37,761,110)	—	(37,761,110)
Distributions to common stockholders	—	—	—	(8,589,245)	—	(8,589,245)	—	(8,589,245)
Issuance of shares for distribution reinvestment plan	912,214	8,902	8,892,717	(8,901,619)	—	—	—	—
Repurchase of common stock	(62,460)	(615)	(613,913)	—	—	(614,528)	—	(614,528)
Additions to common stock subject to redemption	—	—	(8,901,619)	—	—	(8,901,619)	—	(8,901,619)
Contribution of noncontrolling interest	—	—	239,268	—	—	239,268	8,095,303	8,334,571
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,730,432)	(2,730,432)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(49,245)	(49,245)
Offering costs on preferred equity	—	—	(5,379,994)	—	—	(5,379,994)	—	(5,379,994)
Net loss	—	—	—	—	(24,664,400)	(24,664,400)	(3,091,518)	(27,755,918)
BALANCE December 31, 2013	49,893,502	$507,502	$433,644,356	$(26,683,182)	$(32,631,271)	$374,837,405	$19,735,946	$394,573,351
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(24,469,032)	$(5,674,018)	$(4,621,498)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building and building improvements	10,092,612	4,636,201	2,972,532
Amortization of intangible assets	14,097,916	4,790,584	2,636,137
Amortization of above and below market leases	(545,889)	(301,151)	(381,670)
Amortization of deferring financing costs	1,942,798	1,030,961	647,174
Amortization of debt premium	(138,700)	(116,954)	(54,483)
Deferred rent	(3,515,406)	(1,385,339)	(811,691)
Property maintenance funded from restricted cash reserves	—	1,700	511
Funding of restricted cash reserves	(237,104)	(5,000)	—
Income from investment in unconsolidated entity	106,227	—	—
Gain on investment in unconsolidated entity	(160,000)	—	—
Change in operating assets and liabilities:
Due from affiliates, net	—	459,521	(459,521)
Other assets	(8,536,605)	(909,081)	(2,931)
Rent collections received in restricted cash collateral account	(1,700,663)	—	—
Operating reserves	(8,195)	—	—
Accounts payable and other liabilities	13,077,305	1,985,491	371,768
Due to affiliates, net	2,594,245	545,138	(1,480,570)
Net cash provided by (used in) operating activities	2,599,509	5,058,053	(1,184,242)
Investing Activities:
Acquisition of properties, net	(840,690,889)	(152,791,730)	(13,785,562)
Real estate acquisition deposits	(3,350,000)	(750,000)	(850,000)
Restricted reserves for tenant improvements	(1,650,552)	—	—
Improvements to real estate	(255,677)	(255,417)	—
Payments for construction-in-progress	(7,187)	(269,276)	(15,195)
Investment in unconsolidated entity	(1,440,000)	—	—
Distributions from unconsolidated entity	72,330	—	—
Net cash used in investing activities	(847,321,975)	(154,066,423)	(14,650,757)
Financing Activities:
Proceeds from borrowings - KeyBank Bridge Loan	33,815,000	38,100,000	12,300,000
Proceeds from borrowings - KeyBank Credit Facility	198,000,000	93,634,015	395,985
Proceeds from borrowings - Midland Mortgage Loan	105,600,000	—
Proceeds from borrowings - KeyBank Term Loan	282,000,000	—
Principal payoff of secured indebtedness - KeyBank Bridge Loan	(33,815,000)	(38,100,000)	(20,171,500)
Principal payoff of secured indebtedness - KeyBank Credit Facility	(282,530,152)	—
Principal amortization payments on secured indebtedness	(1,396,044)	(1,253,413)	(879,532)
Deferred financing costs	(8,749,609)	(2,166,661)	(692,800)
Financing deposits	(1,875,300)	—	—
Deposits - Preferred Equity	(450,000)	—	—
Issuance of common stock, net	326,979,103	65,228,697	32,581,944
Issuance of preferred equity subject to redemption	250,000,000	—	—
Repurchase of common stock	(614,528)	(219,350)	(112,500)
Repurchase of noncontrolling interests	—	(113,473)	—
Payment of offering costs - preferred units	(5,379,994)	—	—
Dividends paid on preferred units subject to redemption	(1,354,167)	—	—
Distributions to noncontrolling interests	(3,041,637)	(2,693,589)	(2,258,112)
Distributions to common stockholders	(7,730,534)	(3,164,685)	(1,535,118)
Net cash provided by financing activities	849,457,138	149,251,541	19,628,367
Net increase in cash and cash equivalents	4,734,672	243,171	3,793,368
Cash and cash equivalents at the beginning of the period	5,672,611	5,429,440	1,636,072
Cash and cash equivalents at the end of the period	$10,407,283	$5,672,611	$5,429,440
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,254,585	$6,188,496	$4,788,851
Restricted cash- funded as a component of proceeds from borrowings	$23,761,244	$3,528,775	$—
Supplemental Disclosures of Significant Non-cash Transactions:
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates	$8,334,571	$—	$—
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$—	$6,908,270	$34,837,746
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates, net of discount	$—	$—	$7,788,990
(Decrease)/increase in distributions payable to noncontrolling interests	$56,176	$(1,307)	$47,312
Increase in distributions payable to common stockholders	$858,711	$209,925	$116,816
Increase in distributions payable to preferred unit holders	$1,614,583	$—	$—
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$318,136	$(259,612)	$(188,759)
Common stock issued pursuant to the distribution reinvestment plan	$8,901,619	$2,732,270	$908,930
Common stock redemptions funded subsequent to year-end	$244,474	$372,448	$9,250
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offerings. The Company’s Sponsor was formed in 1995 to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. The Sponsor is the sole member of the Advisor. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). On November 6, 2009, the Company began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the "Initial Public Offering") and terminated the Private Offering.
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
On April 25, 2013, the Company terminated its Initial Public Offering and, on April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at$10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP,at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”).

In connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 30,541,917 shares of the Company’s common stock for gross proceeds of approximately $313.0 million from April 26, 2013 through December 31, 2013. As of December 31, 2013, the Company had received aggregate gross offering proceeds of approximately $506.9 million from the sale of shares in the Private Offering and the Public Offerings. There were 49,893,502 shares outstanding at December 31, 2013, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of December 31, 2013 and 2012, the Company had issued $12.7 million and $3.8 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $0.2 million and $0.4 million, respectively (See Note 6, Equity

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

— Share Redemption Program). Since inception through December 31, 2013, the Company had redeemed $0.9 million of common stock pursuant to the share redemption plan.

Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Public Offerings. On Febuary 25, 2013, the Company and the Dealer Manager entered into a new dealer manager agreement for the Follow-On Offering. The dealer manager agreement may be terminated by either party upon prior written notice.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2013, the Company owned approximately 63% of the limited partnership units of the Operating Partnership (approximately 91% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 3% of the limited partnership units of the Operating Partnership.The remaining approximately 34% of the limited partnership units were owned by third parties, of which approximately 31% represented a preferred unit investment as discussed in Note 6, Equity. During the year ended December 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2013.
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
Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. During the year ended December 31, 2012, the Company removed interest income and interest expense as a component of total revenue and total expenses, respectively, on the consolidated statements of operations and now presents interest income and interest expense as non-operating other income (expense) for all periods presented. In the current period, the Company also removed real estate acquisition deposits and financing deposits from other assets on the consolidated statements of cash flows and now presents them as separate line items under investing and financing activities, respectively, for all periods presented. Additionally, the Company removed dealer manager fees paid to the Dealer Manager from accounts payable and other liabilities on the consolidated balance sheets and now presents them in the Due to affiliates balance for all periods presented.
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
Cash and Cash Equivalents

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2013 and 2012.
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
Restricted Cash
In conjunction with the contribution of certain assets, or as required by certain lenders in conjunction with an acquisition or debt financing, the Company assumed or funded, respectively, reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance (see Note 3, Real Estate). As of December 31, 2013 and 2012, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $25.5 million and $5.6 million, respectively. The balance as of December 31, 2013 includes $1.7 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan, the rent abatement escrow for the Schlumberger property and certain rent abatement and re-tenanting costs associated with the Investment Grade Portfolio as discussed in Note 3, Real Estate.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the year ended December 31, 2013 totaled $29.5 million.
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
December 31, 2013

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
Depreciation expense for buildings and improvements for the years ended 2013, 2012 and 2011 was $10.1 million, $4.6 million, and $3.0 million, respectively.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2013 and 2012, the Company did not record any impairment charges related to its real estate assets or intangible assets.

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
December 31, 2013

voting interest. If the variable interest holder is not the primary beneficiary, the interest in the VIE is recorded under the equity method of accounting.

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future, one which it may exercise at any point after the beneficial owners have held their interest in the DST for at least one year. Upon the Operating Partnership's exercise of the exchange right, the beneficial owner will have the right to exchange their interest in the DST for units of the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership such exchange will be dilutive to the existing limited partnership unit holders. As of December 31, 2013, the investment balance totaled approximately $1.4 million. See Note 4, Investments.
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
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of December 31, 2013, there were certain leases that provide for contingent rental income, which made up less than $0.01 million of total rental income for the year ended December 31, 2013.
During the year ended December 31, 2013 and 2012, the Company recognized deferred rent from tenants of $3.5 million and $1.4 million, respectively. As of December 31, 2013 and 2012, the cumulative deferred rent balance was $6.4 million and $2.9 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), is recognized as revenue in the period in which the related expenses are incurred. The Company estimates Recoverable Expenses for the year and collects the estimated Recoverable Expenses in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the estimated Recoverable Expenses paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2013, the Company estimated that approximately $0.2 million, net, was over collected and is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets. These over payments will be refunded to the the tenant in the subsequent year either by a credit to contractual rent payments or as a disbursement from operating cash flow.

Organizational and Offering Costs
Organizational and offering costs of the Primary Public Offerings are paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company and are reimbursed from the proceeds of the Public Offerings at the estimated rate as disclosed in the Company's prospectus. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) to be paid by the Company in connection with the Public Offerings, including legal, accounting,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.
Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2013, organizational and offering costs did not exceed the limitations. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including commissions and dealer manager fees and those advanced by and due to the Advisor on the Company's behalf, as follows:

	December 31, 2013	December 31, 2012
Cumulative offering costs- Private and Public Offerings	$53,914,695	$16,153,585
Cumulative organizational costs- Private and Public Offerings	$552,442	$396,484
Organizational and offering costs advanced by and due to the Advisor (1)	$279,570	$137,425

(1)	As of December 31, 2013 and 2012, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. The Company’s deferred financing costs balance as of December 31, 2013 is comprised of financing costs incurred for the KeyBank Credit Facility (as defined herein), KeyBank Bridge Loan included in the December 31, 2012 balance (as defined herein), Midland Mortgage Loan (as defined herein), and KeyBank Term Loan included in the December 31, 2013 balance (as defined herein), discussed in Note 5, Debt. As of December 31, 2013 and 2012, the Company’s deferred financing costs, net of accumulated amortization, were $9.0 million and $2.1 million, respectively.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) is not allocated to redeemable noncontrolling interests and distributions to redeemable noncontrolling interest holders are allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership. (See Note 6, Equity.)
Share-Based Compensation
The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The stock-based awards will be measured at fair value for each reporting period up to the date performance is complete, or the vesting period. No awards have been granted under the Plan as of December 31, 2013. On March 3, 2014 the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the issuance of 1,000 shares of restricted stock to each of the Company's independent director upon their re-election to the board of directors at each annual stockholders' meeting. These shares will vest over a three year period, or will immediately vest upon a change in control of the Company.
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of December 31, 2013, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and debt, as defined in Note 5, Debt. Other than the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and TransDigm properties and the Midland Mortgage Loan discussed in Note 5, Debt, the amounts of the financial instruments presented in the consolidated financial statements and the KeyBank Credit Facility and KeyBank Term Loan, substantially approximate their fair value as of December 31, 2013 and 2012. The fair value of the five mortgage loans in the table below is estimated by discounting each loan's contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the year ended December 31, 2013 and 2012.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,213,722	$19,958,225	$22,833,914	$20,257,850
Emporia Partners	$4,668,597	$4,442,140	$5,307,403	$4,757,113
LTI (1)	$33,387,920	$32,822,202	$35,555,789	$33,476,326
TransDigm(2)	$6,888,864	$6,711,394	$7,332,566	$6,838,716
Midland Mortgage Loan	$100,049,130	$105,600,000	$—	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(1)	The carrying value does not include the debt premium of $0.2 million and $0.3 million as of December 31, 2013 and 2012, respectively.

(2)	The carrying value does not include the debt premium of $0.1 million and $0.2 million as of December 31, 2013 and 2012, respectively.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2013 the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2013 the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2013 and 2012, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended December 31, 2013. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Certain information used to describe the real estate investments included in the Company’s consolidated financial statements such as square footage, occupancy, and annualized net rent, are presented on an unaudited basis.

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
December 31, 2013

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

3. Real Estate
As of December 31, 2013, the Company’s real estate portfolio consisted of 42 properties in 18 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.2 billion, including the allocation of the purchase price to above and below-market lease valuation.
2013 Acquisitions
During the year ended December 31, 2013, the Company acquired 28 properties in nine states from unaffiliated parties, of which 18 were acquired as part of the Investment Grade Portfolio on November 5, 2013. The aggregate purchase price of the acquisitions was $851.3 million as shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	KeyBank Term Loan (2)	Other Debt Financing (2)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (3)
Comcast	Greenwood Village, CO	Comcast Holdings, LLC	1/11/2013	$27,000,000	157,300	$810,000	$16,200,000	$—	$10,365,000	2021	$2,254,000
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000,000	70,100	360,000	6,600,000	—	—	2017	963,000
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750,000	149,700	1,462,500	20,300,000	—	—	2024	2,985,000
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188,000	198,900	1,175,640	16,300,000	—	14,500,000	2025	2,560,000
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462,100	231,400	973,863	21,500,000	—	3,250,000	2018	2,758,000
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500,000	232,600	1,635,000	48,300,000	—	5,700,000	2023	3,626,000
Nokia	Arlington Heights, IL	Nokia Solution & Networks	8/13/2013	29,540,000	214,200	886,200	17,100,000	—	—	2025	2,171,000
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000,000	210,500	1,200,000	24,000,000	—	—	2020	3,334,000
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250,000	81,600	817,500	27,700,000	—	—	2027	1,806,000
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700,000	315,900	(4)	—	30,394,309	—	2018	4,840,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	KeyBank Term Loan (2)	Other Debt Financing (2)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (3)
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000,000	250,000	(4)	—	33,303,335	—	2019	2,857,000
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000,000	265,100	(4)	—	16,049,800	—	2025	4,219,000
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500,000	223,500	(4)	—	14,795,909	—	2019	2,419,000
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500,000	78,200	(4)	—	5,818,052	—	2019	939,000
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500,000	388,700	(4)	—	21,065,362	—	2025	3,183,000
IBM	Dublin, OH	IBM	11/5/2013	37,300,000	322,700	(4)	—	18,708,048	—	2020	4,097,000
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000,000	139,400	(4)	—	9,002,935	—	2020	1,480,000
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350,000	253,300	(4)	—	23,573,144	—	2024	2,926,000
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250,000	169,200	(4)	—	5,517,119	—	2015	1,336,000
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500,000	177,800	(4)	—	13,542,019	—	2024	808,000
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400,000	179,500	(4)	—	13,516,941	—	2015	1,412,000
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000,000	229,600	(4)	—	11,686,260	—	2019	2,104,000
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000,000	538,800	(4)	—	7,122,099	—	2026	5,873,000
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500,000	114,100	(4)	—	6,570,387	—	2017	2,252,000
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825,000	87,400	(4)	—	36,989,773	—	2017	1,751,000
Northpointe Corporate Center II	Lynwood, WA	Vacant	11/5/2013	7,175,000	69,000	(4)	—	3,811,827	—	N/A	—
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000,000	188,500	(4)	—	10,532,681	—	2018	2,755,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	KeyBank Term Loan (2)	Other Debt Financing (2)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (3)
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100,000	102,000	573,000	—	—	—	2024	1,454,000
				$851,290,100	$5,639,000	$9,893,703	$198,000,000	$282,000,000	$33,815,000		$69,162,000

(1)
The Advisor receives acquisition fees equal to 2.5% and expense reimbursements up to 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)
Represents borrowings from the KeyBank Credit Facility, KeyBank Bridge Loan, and KeyBank Term Loan discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Initial Public Offering and the proceeds received from the the issuance of preferred units discussed in Note 6, Equity.

(3)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2013 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Total rental income received for the Verizon, Fox Head, Investment Grade Portfolio, and Farmers properties for the year ended December 31, 2013 was $1.4 million, $0.4 million, $9.6 million, and $0.02 million, based on an acquisition date of October 3, 2013, October 29, 2013, November 5, 2013, and December 27, 2013, respectively.

(4)
Represents a property comprising the Investment Grade Portfolio. In conjunction with the acquisition on November 5, 2013 thereof, the Advisor received acquisition fees equal to 2.5% of the contract purchase price of $521.5 million and actual expense reimbursements of $1.9 million, which was owed to the Advisor as of December 31, 2013 as discussed in Note 7, Related Party Transactions.

(5)
In connection with the acquisition of the Farmers and General Electric properties, the Company was assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the “PILOT Program”) with the municipalities which own the underlying leased fee estate and subsequently leased the ground to the Company.  The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by the Company as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to the Company, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of the Company’s leasehold interest.  Upon termination of the lease, the Company has the obligation to purchase the land for a nominal amount.  The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the accompanying consolidated balance sheets.

The following summarizes the purchase price allocation of the 2013 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Total
Comcast	$3,145,880	$14,170,560	$8,655,578	$627,982	$26,600,000	(1)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Boeing	3,000,000	5,291,315	3,708,685	—	12,000,000
Schlumberger	2,800,000	39,921,024	7,831,114	(1,802,138)	48,750,000
UTC	1,330,000	28,426,881	9,431,119	—	39,188,000
Avnet	1,860,000	28,907,849	2,572,854	(878,603)	32,462,100
Cigna	8,600,000	38,070,325	10,031,654	(2,201,979)	54,500,000
Nokia	7,697,000	18,114,138	3,728,862	—	29,540,000
Verizon	5,300,000	24,932,477	11,835,325	(2,067,802)	40,000,000
Fox Head	3,672,000	17,878,446	5,351,452	348,102	27,250,000
Coca-Cola Refreshments	5,000,000	42,845,442	7,381,115	1,473,443	56,700,000
Atlanta Wildwood	4,189,404	17,071,465	6,342,040	(1,467,549)	26,135,360	(2)
General Electric	5,050,000	43,556,712	7,839,757	4,553,531	61,000,000
Community Insurance	1,177,372	20,015,321	2,307,307	—	23,500,000
Anthem	850,000	7,199,721	1,692,662	(242,383)	9,500,000
JPMorgan Chase	5,500,000	29,583,184	9,416,816	—	44,500,000
IBM	4,750,000	24,529,909	8,239,520	(219,429)	37,300,000
Aetna	3,000,000	8,879,535	3,450,790	669,675	16,000,000
CHRISTUS Health	1,950,000	31,235,695	15,686,684	(2,522,379)	46,350,000
Roush Industries	875,000	9,579,452	1,795,548	—	12,250,000
Eagle Rock Executive Office Center	1,366,402	4,123,179	895,895	114,524	6,500,000
College Park Plaza	736,514	5,266,075	1,397,411	—	7,400,000
Wells Fargo	3,100,000	16,849,790	9,497,821	(3,447,611)	26,000,000
One Century Place	8,025,000	41,159,046	20,002,761	813,193	70,000,000
Shire Pharmaceuticals	2,925,000	13,490,491	5,444,955	(360,446)	21,500,000
Comcast (Northpointe Corporate Center I)	2,291,617	14,484,653	2,445,258	603,647	19,825,175
Northpointe Corporate Center II	1,108,847	6,065,978	—	—	7,174,825
United HealthCare	2,920,000	18,430,643	5,079,006	1,570,351	28,000,000
Farmers	2,750,000	10,984,745	6,121,583	(756,328)	19,100,000
Total	$94,970,036	$581,064,051	$178,183,572	$(5,192,199)	$849,025,460

(1)	Amount represents the purchase price of $27 million, net of a $0.4 million credit from the seller for deferred maintenance costs, which reduced building and improvements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(2)	Amount represents the purchase price of $28.0 million, net of a $1.9 million tenant improvement reimbursement received from the tenant, which reduced building and improvements.

2012 Acquisitions
During the year ended December 31, 2012, the Company acquired seven properties from unaffiliated parties, with the exception of the Northrop Grumman property, which was acquired from an affiliated entity. The aggregate purchase price of the acquisitions was $160.6 million as shown below.

Property	Acquisition Date	Tenant	Industry	Property Type	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Mortgage Loan Payable (2)	Credit Facility (3)	Other Debt Financing (3)	Year of Lease Expiration	2012 Gross Base Rent (4)
AT&T Redmond, WA	1/31/2012	AT&T Services, Inc.	Tele-communications	Office/Data Center	$40,000,000	155,800	$1,200,000	$—	$22,000,000	$12,400,000	2019	$2,784,000
Westinghouse Cranberry Township, PA	3/22/2012	Westinghouse Electric Company, LLC	Engineering (Nuclear Fuel and Nuclear Services)	Engineering Facility	36,200,000	118,000	1,086,000	—	27,095,000	9,000,000	2025	2,235,000
TransDigm Whippany, NJ	5/31/2012	GE Aviation Systems	Aerospace	Assembly/Manufacturing	13,000,000	114,300	390,000	6,908,270	—	5,971,385	2018	635,000
Travelers Greenwood Village (Denver), CO	6/29/2012	The Travelers Indemnity Company	Insurance	Office	16,100,000	131,000	483,000	—	9,660,000	6,200,000	2024	606,000
Zeller Plastik Libertyville, IL	11/8/2012	Zeller Plastik USA, Inc.	Consumer Products (Plastics)	Manufacturing	15,600,000	193,700	468,000	—	9,360,000	—	2022	184,000
Northrop Grumman Beavercreek (Dayton), OH	11/13/2012	Northrop Grumman Systems, Corp.	Aerospace	Office	17,000,000	99,200	510,000	—	10,200,000	—	2019	201,000
Health Net Rancho Cordova, CA	12/18/2012	Health Net of California, Inc.	Insurance	Office	22,650,000	145,900	679,500	—	13,590,000	2,000,000	2022	148,000
					$160,550,000	957,900	$4,816,500	$6,908,270	$91,905,000	$35,571,385		$6,793,000

(1)
The Advisor receives acquisition fees and expense reimbursements equal to 2.5% and 0.5% of the contract purchase price, respectively, for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents the balance of the mortgage loan payable assumed at the time of acquisition.

(3)
Represents borrowing from the KeyBank Credit Facility, Mezzanine Loan, and KeyBank Bridge Loan discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Public Offering.

(4)	Gross base rent is based on the contractual rental payments received during the year ended December 31, 2012.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following summarizes the purchase price allocation of the 2012 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Fair value on premium on assumed mortgage debt	Total
AT&T	$6,770,223	$26,357,255	$6,063,085	$809,437	$—	$40,000,000
Westinghouse	2,650,000	22,024,952	7,070,642	4,454,406	—	$36,200,000
TransDigm	3,773,000	7,707,174	1,322,919	408,330	(211,423)	$13,000,000
Travelers	2,600,000	9,062,597	4,437,403	—	—	$16,100,000
Zeller Plastik	2,673,700	10,999,628	2,229,789	(303,117)	—	$15,600,000
Northrop Grumman	1,300,000	11,444,600	4,743,245	(487,845)	—	$17,000,000
Health Net	4,181,800	10,006,666	8,065,419	396,115	—	$22,650,000
Total	$23,948,723	$97,602,872	$33,932,502	$5,277,326	$(211,423)	$160,550,000
2011 Acquisitions
During the year ended December 31, 2011, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the co-tenancy interests in a single-story, lab and manufacturing headquarters facility located in Carlsbad, CA (“LTI property”) from 29 unaffiliated third party investors and one affiliated investor. Certain investors contributed all or a portion of their ownership interest in the LTI property in exchange for limited partnership units in the Operating Partnership. The LTI property is 100% leased to a single tenant, Life Technologies Corporation (“LTI”), on a net lease basis, which expires in 2022. The purchase price of the LTI property was $56.0 million. The Company caused the Operating Partnership to issue in limited partnership units to those contributing investors. The remaining purchase price was substantially financed with a bridge loan draw of $12.3 million and the assumption of existing mortgage loan of ( at estimated fair value including the premium of ). Total acquisitions fees and expense reimbursements paid to the Advisor for this acquisition totaled $1.7 million. Total rental income for the LTI property for the year ended December 31, 2011 was $2.6 million, consisting of approximately of rent based on an acquisition date of May 13, 2011.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2013 had been included in operations as of January 1, 2012. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2013	2012
Revenue	$143,042,785	$124,040,752
Net income (loss)	$5,892,369	$(36,787,089)
Net loss attributable to noncontrolling interests	$(1,883,752)	$(17,832,883)
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(318,136)	$(259,612)
Net loss attributable to common stockholders (1)	$(15,319,935)	$(73,890,001)
Net loss attributable to common stockholders per share, basic and diluted	$(0.60)	$(8.14)

(1) Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.

The lease expirations of the Company’s 42 properties range from 2014 to 2027. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2014	$111,517,932
2015	112,117,432
2016	112,031,469
2017	111,431,131
2018	102,702,910
Thereafter	400,987,567
Total	$950,788,441
Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2013, pursuant to the respective in-place leases, was greater than 10% as of December 31, 2013.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2013, by state, based on the respective in-place leases, is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
Ohio	$12,148,000	5	12.6%
Georgia	11,916,000	3	12.3
California	9,033,000	4	9.3
Illinois	8,362,000	4	8.6
Texas	7,391,000	3	7.6
Arizona	6,384,000	2	6.6
Washington	5,896,000	4	6.1
Tennessee	5,873,000	1	6.1
New Jersey	5,273,000	3	5.4
Pennsylvania	5,139,000	2	5.3
Colorado	4,793,000	3	5.0
All others (1)	14,568,000	8	15.1
Total	$96,776,000	42	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2013, by industry, based on the respective in-place leases, is as follows:

Industry	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Insurance	$19,638,000	15	20.3%
Consumer Products	14,906,000	8	15.4
Telecommunications	10,941,000	4	11.3
Energy	10,091,000	3	10.4
Technology	6,855,000	2	7.1
Financial Services	6,584,000	5	6.8
Aerospace	6,164,000	4	6.4
All others (1)	21,597,000	21	22.3
Total	$96,776,000	62	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2013 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$820,000	3	74,000	0.8%
2015	2,595,000	5	318,470	2.7%
2016	1,185,000	4	109,800	1.2%
2017	5,082,000	4	276,600	5.3%
2018	11,814,000	8	868,330	12.2%
2019	12,087,000	7	944,300	12.5%
2020	11,953,000	6	1,685,600	12.4%
2021	4,613,000	3	764,800	4.8%
2022	11,561,000	5	1,014,100	11.9%
2023	6,803,000	3	371,600	7.0%
2024	9,885,000	6	888,800	10.2%
2025	16,058,000	6	1,240,900	16.6%
2026	514,000	1	186,800	0.5%
2027	1,806,000	1	81,600	1.9%
Vacant	—	—	69,000	—%
Total	$96,776,000	62	8,894,700	100%

Tenant Risk
Tenant security deposits as of December 31, 2013 and 2012, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.07 million and $0.03 million, respectively, as required pursuant to the lease for certain properties. The Company received an additional $0.04 million in security deposits during the three months ended December 31, 2013 as a result of the Investment Grade Portfolio acquisition, therefore, the Company bears the full risk of tenant rent collections. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of December 31, 2013 and 2012 totaled $0.9 million and less than $0.01 million, respectively.
In June 2013, World Kitchen, LLC vacated the Will Partners property but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term. In return the Company released World Kitchen, LLC from any and all obligations under the lease in-place at December 31, 2013. Upon the execution of the termination agreement KeyBank released the property as collateral of the Key Bank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated Key Bank Credit Agreement.  The Company’s property manager is actively involved in finding an appropriate replacement tenant. As a result of the termination, the Company will write off approximately $0.9 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired.
GE Aviation Systems, (“GE”), the tenant occupying the TransDigm property (formerly known as the GE property), was acquired by TransDigm Group, Inc. (“TransDigm”) on June 30, 2013. TransDigm, is a public company traded on the NYSE under the symbol “TDG” is a Cleveland, OH based aircraft parts maker. As part of the transaction, TransDigm assumed the lease. General Electric, the parent of GE, will continue to guaranty the lease for the duration of the term.

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
December 31, 2013

administrative headquarters for the PPG Architectural Paints Business. Westinghouse remains obligated pursuant to the terms of a direct lease with the Company.
On February 3, 2014, Life Technologies Corporation, the tenant occupying the LTI property, was acquired by Thermo Fisher Scientific.  Thermo Fisher is a public company (NYSE: TMO) focused on providing precision laboratory equipment used in healthcare, scientific research, safety and education. Life Technologies Corporation is now a wholly-owned subsidiary of Thermo Fisher and remains on the lease.  It is now referred to as the Life Sciences Solutions Group (LSG), Thermo Fisher Scientific.
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

	Balance December 31, 2013	Balance December 31, 2012
In-place lease valuation (above market)	$18,680,639	$7,906,191
In-place lease valuation (above market)- accumulated amortization	(1,970,482)	(924,524)
In-place lease valuation (above market), net	$16,710,157	$6,981,667
In-place lease valuation (below market)	$(26,708,360)	$(10,741,713)
In-place lease valuation (below market)- accumulated amortization	3,156,902	1,565,055
In-place lease valuation (below market), net	$(23,551,458)	$(9,176,658)
Tenant origination and absorption cost	$246,516,745	$68,333,173
Tenant origination and absorption cost- accumulated amortization	(22,933,515)	(8,835,599)
Tenant origination and absorption cost, net	$223,583,230	$59,497,574

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.7 years and 8.9 years as of December 31, 2013 and 2012, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2013	2012
In-place lease valuation	$(545,889)	$(301,151)
Tenant origination and absorption cost	$14,097,916	$4,790,363
As of December 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(0.9) million and $35.3 million, respectively, each year for the next five years. As of December 31, 2012, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.2) million and $6.9 million, respectively, each year for the next five years.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Restricted Cash
As part of certain acquisitions and contributions, or as required by certain lenders, the Company has assumed or established certain building and tenant improvement or rent abatement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2012	Additions	Utilizations	Balance December 31, 2013
Plainfield (1)	$496,547	$100,000	$—	$596,547
Will Partners (1)	257,347	106,339	(28,838)	$334,848
Emporia Partners (1)	679,497	80,509	—	$760,006
ITT (2)	342,512	—	(342,512)	$—
Quad/Graphics (2)	260,000	—	(260,000)	$—
TransDigm (3)	5,000	—	—	$5,000
Health Net (4)	3,528,775	1,416	(2,357,155)	$1,173,036
Comcast (4)	—	1,572,940	(40,365)	$1,532,575
Midland Mortgage Loan Reserves (5)	—	584,110	(130,739)	$453,371
Midland Mortgage Loan Restricted Lockbox (6)	—	1,700,663	—	$1,700,663
Schlumberger Rent Abatement Escrow (7)		1,111,566	(988,079)	$123,487
Schlumberger (4)	—	1,566,480	(1,566,480)	$—
Nokia (8)	—	973,750	(672,450)	$301,300
Will Partners Re-tenanting Costs (9)	—	237,104	—	$237,104
Verizon (10)	—	1,800,000	—	$1,800,000
Coca-Cola Refreshments (4)	—	100,000	—	$100,000
General Electric (4)	—	6,412,576	—	$6,412,576
Atlanta Wildwood Rent Abatement Escrow (7)	—	829,733	(79,167)	$750,566
IBM (4)	—	824,438	—	$824,438
Aetna (4)	—	237,918	—	$237,918
Christus Health Rent Abatement Escrow (7)	—	2,835,029	(412,868)	$2,422,161
Roush Industries (4)	—	48,338	—	$48,338
Eagle Rock Executive Office Center (4)	—	558,963	—	$558,963
One Century Place (4)	—	4,050,471	—	$4,050,471
One Century Place Rent Abatement Escrow(7)	—	1,037,628	—	$1,037,628
Total	$5,569,678	$26,769,971	$(6,878,653)	$25,460,996

(1)	Additions to the reserve balance are funded by the tenant.

(2)
Prior year balance represents capital expenditure reserves, which were held by the lender. The reserves were released on February 28, 2013, in conjunction with the refinancing of certain properties that previously served as security for the

KeyBank Credit Facility, as discussed in Note 5, Debt.

(3)	Balance represents a required impressed balance in the lender-controller account.

(4)	Represents a tenant improvement reserve funded by the seller and held by the lender. Deductions are a result of reimbursements made to the tenant from the reserve in the current period.

(5)
Addition represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt. Deductions are a result of deferred maintenance projects completed and reimbursement from the reserve in the current period.

(6)
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(7)
Addition represents a rent abatement escrow funded by the seller and held by the lender for base rent as specified per the terms of the lease. The lender releases the appropriate amount to allow for a full rent payment as it is earned.

(8)
Additions represents a deferred maintenance reserve funded by the seller and held by the title company as part of the acquisition. Deductions are a result of reimbursements made to the tenant from the reserve in the current period.

(9)
Addition represents a reserve for re-tenanting costs based on a budget provided to, and approved by, KeyBank, as Administrative Agent. The Company was obligated to fund an additional $0.03 million per month until the reserve was satisfied. This reserve was released on January 24, 2014 upon the execution of the termination agreement, as discussed above.

(10)	Represents a tenant improvement reserve funded by the Company and held by the lender.

4.	Investments
On April 10, 2013, the Company purchased a 10% beneficial ownership interest in a DST that is sponsored by an affiliate of the Company. As of December 31, 2013, the investment balance totaled approximately $1.4 million, adjusted for the Company’s share of net earnings or losses and reduced by distributions as shown below. See Note 2, Equity Investments.

Investment in unconsolidated entity	$1,600,000
Net losses	(106,227)
Distributions	(72,330)
Total	$1,421,443

5. Debt
As of December 31, 2013 and 2012, the Company’s debt consisted of the following:

	Balance as of December 31, 2013	Balance as of December 31, 2012	Contractual Interest Rate as of December 31, 2013 (1)	Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,958,225	$20,257,850	6.65%	Principal and interest	November 2017
Emporia Partners Mortgage Loan	4,442,140	4,757,113	5.88%	Principal and Interest	September 2023
LTI Mortgage Loan	32,822,202	33,476,326	5.80%	Principal and Interest	March 2016
LTI Mortgage Loan Premium	186,092	271,973	—	—	—
TransDigm Mortgage Loan	6,711,394	6,838,716	5.98%	Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	127,491	180,310	—	—	—
Midland Mortgage Loan	105,600,000	—	3.94%	IO through March 2017/Principal and Interest thereafter	April 2023
Mortgage Loan Total	169,847,544	65,782,288

KeyBank Credit Facility	44,499,848	129,030,000	2.17% (2)	Interest Only	June 2018 (3)
KeyBank Term Loan	$282,000,000	$—	2.17% (2)	Interest Only	November 2018 (3)
Total	$496,347,392	$194,812,288

(1)	The weighted average interest rate as of December 31, 2013 was approximately 3.0% and 4.7% for all of the Company's debt and for the Company's fixed-rate debt, respectively.

(2)	As discussed below, the interest rate is a one-month LIBO Rate +2.00%. As of December 31, 2013, the LIBO Rate was 0.17%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(3)
As discussed below, the KeyBank Credit Agreement and KeyBank Term Loan allow for two one-year extensions, pursuant to the terms of the respective agreement and so long as an the Company is in default. Maturity dates assume both one-year extensions are exercised.

KeyBank Credit Facility
On June 13, 2013, the Company, through the Operating Partnership, and seven of its wholly-owned property-owning special purpose entities ("SPEs"), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank National Association ("KeyBank"), as administrative agent, Bank of America as syndication agent, and a syndicate of lenders (collectively, the “Lenders”), pursuant to which the Lenders initially provided available financing commitments of $190.0 million, of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, the Company may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of December 31, 2013, the total commitment was increased to $335.0 million with four additional lenders committing a total of $145.0 million.  Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio ("DSCR") calculations set forth in the Second Restated KeyBank Credit Agreement.
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
In connection with the acquisitions during the year ended December 31, 2013, the Company, through the Operating Partnership, made draws totaling $198.0 million under the KeyBank Credit Facility and repaid $178.9 million. As of December 31, 2013, $44.5 million of the KeyBank Credit Facility was outstanding, which is secured by certain properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance. The outstanding balance was paid in full as of February 28, 2014.
KeyBank Bridge Loan
On June 13, 2013, certain of the Company’s Operating Partnership’s wholly owned SPEs entered into that certain First Amendment to Bridge Credit Agreement and Omnibus Amendment to Loan Documents (the “First Amendment”), pursuant to which the available commitments under the bridge credit agreement with KeyBank National Association and Fifth-Third Bank (“Bridge Credit Agreement”) were increased from $25.0 million to $35.0 million (the “KeyBank Bridge Loan”). In addition, the First Amendment provides that the commitments may be increased to a maximum of $50 million, in $5 million increments. The other material terms of the Bridge Credit Agreement were otherwise unchanged. The terms also require the Company to pay, on a quarterly basis, an annual facility fee of 0.30% of the average daily unused amount of the total commitment. In connection with the acquisitions of the Comcast, UTC, Avnet, and Cigna properties on January 11, 2013, May 3, 2013, May 29, 2013 and June 20, 2013, respectively, the Company, through the Operating Partnership, made draws totaling $33.8 million. The KeyBank Bridge Loan was guaranteed by the Company’s Chief Executive Officer and Chairman, both personally and through his trust, the Company’s Sponsor, and the Company. The draws on the KeyBank Bridge Loan were paid in full on June 28, 2013 with proceeds raised in our Public Offering. The Company did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through the Operating Partnership, made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment, thereby terminating the agreement effective on that date.
On January 31, 2012, a property-owning SPE wholly-owned by the Company’s Operating Partnership entered into a credit agreement in which KeyBank served as the initial lender with total commitments of $15.0 million (the “Mezzanine Loan”). In connection with the acquisition of the Westinghouse property on March 22, 2012, the Property SPE made a draw of $9.0 million from the Mezzanine Loan to partially finance such acquisition. On May 31, 2012, the property SPE made a draw of $8.5 million, of which approximately $6.0 million was used to partially finance the acquisition of the GE property and the remainder was used to pay acquisition fees earned by the Company’s Advisor for the AT&T, Westinghouse and GE property acquisitions. The Mezzanine Loan was paid in full on July 31, 2012 with proceeds raised in our Public Offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Midland Mortgage Loan
On February 28, 2013, certain property-owning SPEs wholly-owned by the Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as collateral for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is guaranteed by the Operating Partnership and is secured by a first lien and individual security agreements on the Operating Partnership’s underlying interest in the SPEs owning the AT&T, Westinghouse, Renfro, Zeller Plastik, Travelers, Quad/Graphics, ITT and Health Net properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.
KeyBank Term Loan
On November 5, 2013, the Company, through 18 borrower SPEs wholly-owned by the Operating Partnership, entered into a loan agreement with KeyBank to partially finance the acquisition of the properties comprising the Investment Grade Portfolio whereby a $300.0 million term loan was obtained (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million available to draw upon for specific future projected tenant improvements and leasing costs for the properties comprised in the Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.
The KeyBank Term Loan bears interest at a rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate will be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. The KeyBank Term Loan has a term of three years, maturing on November 5, 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments. As of February 28, 2014 the balance on the KeyBank Term Loan was $227.0 million, net of a $55.0 million repayment made subsequent to year end.

Debt Covenant Compliance
Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants, reported quarterly and including, but not limited to (as defined therein), (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (2.0 to 1); (3) a minimum fixed charge ratio (1.75 to 1); (4) a maximum variable debt ratio (30%); (5) minimum tangible net worth of at least $157,650,464 plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed to the Company after the effective date, the violation of which would constitute an event of default.
Pursuant to the terms of the KeyBank Bridge Loan, the Operating Partnership, in consolidation with the Company, was subject to the same loan compliance covenants discussed above pursuant to the terms of the KeyBank Credit Facility. In addition, the terms of the KeyBank Bridge require the Sponsor and the Company’s Chief Executive Officer and Chairman to maintain a minimum combined liquidity of $5.0 million and also require the Company’s Chief Executive Officer and Chairman to maintain a minimum net worth of $75.0 million. The terms also require that the Operating Partnership, in consolidation with the Company, generate, during the term of the KeyBank Bridge Loan, gross equity proceeds from the Public Offerings of at least $5.0 million per month. The Company did not extend the terms of the Bridge Credit Agreement and on November 4, 2013, through the Operating Partnership, made a final annual facility fee payment of less than $0.1 million based on the average daily unused amount of the total commitment, thereby terminating the agreement effective on that date.

Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership is required to maintain a debt service coverage ratio, as defined in the loan agreement for the secured properties, of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.
Pursuant to the terms of the KeyBank Term Loan, the Operating Partnership is required to maintain a debt service coverage ratio as defined in the loan agreement for the secured properties as follows: (1) if the Pool DSCR is less than 1.25x, the Borrower SPEs must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to the Borrower SPEs upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) If the Pool DSCR falls below 1.20x, the Borrower SPEs will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral will be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company was in compliance with all of its debt covenants for each quarter of 2013 and as of December 31, 2013.

The following summarizes the future principal repayments of all loans as of December 31, 2013 per the loan terms discussed above:

2014	$1,483,643
2015	1,576,752
2016	38,564,155	(1)
2017	2,000,769
2018	347,428,301	(2)
Thereafter	104,980,189	(3)
Total principal	496,033,809
Unamortized debt premium	313,583
Total	$496,347,392

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.3 million.

(2)
Amount includes payment of the balances of the KeyBank Credit Facility and KeyBank Term Loan upon expiration on June 13, 2018 and November 5, 2018, respectively, assuming the two one-year extensions are exercised.

(3)	Amount includes payment of the balance of the Midland Mortgage Loan upon expiration in 2023.

6. Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, the Operating Partnership, entered into a purchase agreement with an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. Starwood is entitled to monthly distributions calculated as follows:

•From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;
•From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;
•From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;
•From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.

At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of December 31, 2013. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the twenty-fourth month. In both instances the Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month Starwood may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, Starwood will have the right to appoint a majority to the board of directors. In addition, Starwood will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at Starwood's discretion. The Company was in compliance with all of the covenants as of December 31, 2013.
Common Equity
Through April 25, 2013, in connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million. In connection with the Follow-On Offering, the Company had issued 30,541,917 shares of the Company’s common stock for gross proceeds of approximately $313.0 million from April 26, 2013 through December 31, 2013. As of December 31, 2013, the Company had received aggregate gross offering proceeds of approximately $506.9 million from the sale of shares in the Private Offering and the Public Offerings. There were 49,893,502 shares outstanding at December 31, 2013, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders.
The Company registered 7,500,000 shares of common stock pursuant to the DRP for the Initial Public Offering at a price of $9.50 per share. In connection with the Follow-On Offering, the Company registered approximately 10.2 million shares pursuant to the DRP at a price equal to 95% of the share price of the Follow-On Offering of $10.28 per share, which is approximately $9.77 per share. The amended and restated DRP states that the purchase price for shares pursuant to the DRP shall be equal to 95% of the per share offering price of the Company's common stock, until the earliest to occur of (A) the date that all DRP shares registered have been issued or (B) all offerings terminate and the Company elects to deregister with the SEC the unsold DRP shares, if any. The other material terms of the DRP were otherwise unchanged.
As of December 31, 2013 and 2012, $12.7 million and $3.8 million in shares, respectively, had been issued under the DRP, of which $0.2 million and $0.4 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2013 and 2012.
Share Redemption Program
The Company has adopted a share redemption program ("SRP") that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Effective March 17, 2013, as long as the Company is engaged in an offering, the redemption price per share shall be as shown below, which is based upon the number of years the stock is held:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of December 31, 2013 and 2012, $12.7 million and $3.8 million in shares of common stock, respectively, were eligible for redemption, of which $0.2 million and $0.4 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2013 and 2012. Since inception, through December 31, 2013, the Company redeemed 96,960 shares of common stock for approximately $0.9 million at a weighted average price per share of $9.78 pursuant to the SRP. As of December 31, 2013, there were 26,027 shares totaling $0.2 million subject to redemption requests to be processed subsequent to December 31, 2013. On January 31, 2014, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.49. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. Units of limited partnership interest were issued as part of the initial capitalization of the Operating Partnership and in conjunction with the contribution of certain assets, as discussed in Note 1, Organization. As of December 31, 2013, noncontrolling interests were approximately 8% of total shares outstanding and approximately 13% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets to noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
Operating partnership units issued pursuant to the Will Partners REIT, LLC, (Will Partners), contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. As discussed above, these limited partners are not allocated net income (loss), nor are they allocated distributions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s discretion, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. On July 31, 2012, 11,907 limited partnership units of the Operating Partnership were redeemed for approximately $0.1 million or 95.3% of the contributed value. There were no further redemption requests as of December 31, 2013.

The following summarizes the activity for noncontrolling interests for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$17,511,838	$21,786,577	$18,577,800
Repurchase of noncontrolling interests	—	(102,964)	—
Contribution of noncontrolling interests	8,095,303	—	7,788,990	(1)
Distributions to noncontrolling interests	(2,730,432)	(2,333,749)	(2,135,649)
Allocated distributions to noncontrolling interests subject to redemption	(49,245)	(98,921)	(169,775)
Net loss	(3,091,518)	(1,739,105)	(2,274,789)
Ending balance	$19,735,946	$17,511,838	$21,786,577

(1)
Subsequent to the contribution of the Will Partners property, $2.6 million of noncontrolling interests subject to redemption was reclassified to permanent equity, leaving a total of $4.9 million in temporary equity.

7. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2013 and 2012:

	Year Ended December 31, 2012			Year Ended December 31, 2013
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	4,816,500	4,816,500	—	24,849,257	22,931,203	1,918,054
Operating expenses	372,515	340,180	117,136	584,043	549,660	151,519
Asset management fees	1,882,473	1,789,841	195,705	4,317,544	3,786,434	726,815
Property management fees	669,523	634,584	70,685	1,838,574	1,942,864	(33,605)
Costs advanced by the Advisor	1,158,594	1,047,904	137,425	2,356,945	2,214,800	279,570
Dealer Manager fees	2,040,777	2,016,590	24,187	10,959,027	10,886,184	97,030
Total	$10,940,382	$10,645,599	$545,138	$44,905,390	$42,311,145	$3,139,383

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of December 31,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

2013 and 2012, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Organizational and Offering Costs.

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
Sales Commissions (Participating Dealers)
The Dealer Manager is entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offerings. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offerings. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission is payable on shares sold under the Company’s DRP.

Dealer Manager Fee (Dealer Manager)
The Dealer Manager is entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Primary Public Offerings. The Dealer Manager has entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager may re-allow to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee is payable on shares sold under the Company's DRP.

Reimbursement of Organization and Offering Expenses (Advisor)
The Company is required under the Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offerings, excluding sales commissions and dealer manager fees. The Advisory Agreement also states that organization and offering expenses, including sales commissions and dealer manager fees, may not exceed 15% of gross offering proceeds of the Public Offerings. If the organization and offering expenses exceed such limits, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. Organization and offering expenses are estimated to be at 1.25% of gross offering proceeds from the Follow-On Offering in the event the Company raises the maximum offering.

Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement, the Advisor receives acquisition fees and expense reimbursement equal to 2.5% and up to 0.50%, respectively, of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred as defined in the agreements. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of our properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

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
December 31, 2013

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services with regard to the Public Offerings, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2013 and 2012 approximately $0.6 million and $0.4 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

Property Management Fees (Property Manager)
The Property Manager is entitled to receive a fee for its services in managing the Company’s properties up to 3% of the gross monthly revenues from the properties plus reimbursement of the costs of managing the properties. The Property Manager, in its sole and absolute discretion, can waive all or a part of any fee earned. Of the fees earned during the year ended December 31, 2013, a total of approximately $0.1 million was waived. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services. In the event that the Company contracts directly with a non-affiliated third-party property manager with respect to a particular property, the Company will pay the Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 16 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, Inc. ("GAHR II"), a publicly-registered, non-traded real estate investment trust and Griffin-American Healthcare REIT III, Inc. ("GAHR III"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
In addition, the Dealer Manager has entered into a dealer manager agreement to serve as dealer manager for GAHR III. As a result, the Dealer Manager will have contractual duties to GAHR III, which contractual duties may conflict with the duties owed to the Company.
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
December 31, 2013

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
9. Declaration of Distributions
On September 11, 2013, the Company’s board of directors declared distributions in the amount of $0.00190110 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from October 1, 2013 through December 31, 2013. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
10. Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013, and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,846,560	$12,318,648	$15,869,180	$30,880,820
Net loss	$(1,092,957)	$(5,269,080)	$(435,683)	$(17,671,312)
Net loss attributable to common stockholders	$(971,277)	$(4,513,948)	$(453,850)	$(18,721,878)
Net loss per share	$(0.06)	$(0.23)	$(0.02)	$(0.48)
	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$4,994,585	$6,063,108	$6,885,457	$7,546,868
Net (loss)/income	$(3,046,017)	$(1,113,630)	$164,568	$(1,678,939)
Net (loss)/income attributable to common stockholders	$(2,028,410)	$(841,937)	$55,012	$(1,376,290)
Net (loss)/income per share	$(0.32)	$(0.10)	$0.01	$(0.11)

11. Subsequent Events
The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:
Offering Status

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

From January 1, 2014 through March 4, 2014, in connection with the Follow-On Offering, the Company had issued 28.1 million shares of the Company’s common stock for gross proceeds of approximately $287.8 million.
Acquisitions
Caterpillar property
On January 7, 2014, the Company, through the Operating Partnership, acquired a single-story industrial facility located in Joliet, Illinois (the “Caterpillar property”). The Caterpillar property is leased in its entirety pursuant to a triple-net lease to Caterpillar, Inc. (“Caterpillar”), obligating Caterpillar to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately five years.
The purchase price of the Caterpillar property was $57.0 million, which was funded with a $56.9 million draw from the KeyBank Credit Facility. The remaining purchase price and other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, were funded with proceeds from the Follow-On Offering.
Digital Globe property
On January 14, 2014, the Company, through the Operating Partnership, acquired a four-story office facility located in Westminster, Colorado (the “DigitalGlobe property”). The DigitalGlobe property is leased in its entirety pursuant to a triple-net lease to the seller Avaya, Inc. through June 2015, immediately after which a lease with DigitalGlobe, Inc. (“DigitalGlobe”) will commence. The DigitalGlobe lease is a 15-year triple-net lease, obligating DigitalGlobe to all costs and expenses to operate and maintain the property, including certain capital expenditures.
The purchase price of the DigitalGlobe property was $92.0 million, plus closing costs, which was funded in its entirety with a draw from the KeyBank Credit Facility. Acquisition fees and expense reimbursement paid to the Advisor, were funded with proceeds from the Follow-On Offering.
Waste Management property
On January 16, 2014, the Company, through the Operating Partnership, acquired a single-story office facility located in Phoenix, Arizona (the “Waste Management property”). The Waste Management property is leased in its entirety pursuant to a full-service gross lease to Waste Management of Arizona (“Waste Management”). On the acquisition date, the remaining term was approximately 10 years.
The purchase price of the Waste Management property was approximately $22.8 million, plus closing costs including acquisition fees and expense reimbursement paid to the Advisor, were funded with proceeds from the Follow-On Offering.
BT Infonet property
On February 27, 2014, the Company, through the Operating Partnership, acquired a three-story office facility located in El Segundo, California (the “BT Infonet property”). The BT Infonet property is leased in its entirety pursuant to a triple-net lease to BT Infonet. On the acquisition date, the remaining term was approximately eight years.
The purchase price of the BT Infonet property was approximately $52.7 million, plus closing costs including acquisition fees and expense reimbursement paid to the Advisor, were funded with proceeds from the Follow-On Offering.
We own fee simple interests in all of the acquisitions mentioned above except the Waste Management property in which we own a fee simple interest in the building and improvements subject to a ground lease.

Lease termination
On January 24, 2014, the Company executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, to be financed at 5.5% over an approximate 5.5 year term, and a restoration amount of approximately $0.5 million. In return the Company released World Kitchen, LLC from any and all obligations under the lease in-place at December 31, 2013. Upon the execution of the termination agreement KeyBank released the property as collateral of the KeyBank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated KeyBank Credit Agreement.  The Company’s property manager is actively involved in finding an appropriate replacement tenant. As a result of the termination, the Company wrote off approximately $0.9 million of unamortized in-place

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired. The future minimum rents lost are as follows: $2.3 million for each of 2014 and 2015; $2.4 million for 2016; $2.5 million for each of 2017 and 2018; and $3.1 million thereafter.

AIG Loan
On January 24, 2014, the Company, through five SPEs wholly owned by the Operating Partnership, entered into various loan documents (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop Grumman, Schlumberger, and UTC properties (collectively, the “Secured Properties”). The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments of principal and interest thereafter.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013						Life on which depreciation in latest income statement is computed
Description	Property Type	ST	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Plainfield	Office/Laboratory	IL	$19,958,225	$3,708,916	$27,335,306	$2,217,126	$3,708,916	$29,552,432	$33,261,348	$6,023,302	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,500,000	1,400,000	18,803,857	1,389,656	1,400,000	20,193,513	21,593,513	3,713,538	N/A	6/18/2009	5-40 years
Will Partners	Warehouse/Distribution	IL	3,311,433	1,494,108	23,416,016	—	1,494,108	23,416,016	24,910,124	3,413,224	N/A	6/4/2010	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	4,442,140	274,110	7,567,473	—	274,110	7,567,473	7,841,583	1,083,337	N/A	8/27/2010	5-40 years
ITT	Office	CA	4,600,000	2,877,062	4,221,900	5,278	2,877,062	4,227,178	7,104,240	895,715	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	7,500,000	1,949,600	10,235,736	259,928	1,949,600	10,495,664	12,445,264	1,144,139	N/A	12/30/2010	5-40 years
LTI	Office/Laboratory/Manufacturing	CA	32,822,202	15,300,000	50,122,486	—	15,300,000	50,122,486	65,422,486	6,114,051	N/A	5/13/2011	5-40 years
AT&T	Office/ Data Center	WA	26,000,000	6,770,223	32,420,340	461,124	6,770,223	32,881,464	39,651,687	2,822,754	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	22,000,000	2,650,000	29,095,594	—	2,650,000	29,095,594	31,745,594	1,892,116	N/A	3/22/2012	5-40 years
GE	Assembly/Manufacturing	NJ	6,711,394	3,773,000	9,030,094	—	3,773,000	9,030,094	12,803,094	666,536	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,500,000	2,600,000	13,500,000	74,513	2,600,000	13,574,513	16,174,513	916,805	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	9,000,000	2,673,700	13,229,415	7,187	2,673,700	13,236,602	15,910,302	567,558	N/A	11/8/2012	5-40 years
Northrop	Office	OH	2,140,063	1,300,000	16,187,845	—	1,300,000	16,187,845	17,487,845	1,115,480	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,500,000	4,181,800	18,072,085	—	4,181,800	18,072,085	22,253,885	1,136,965	N/A	12/18/2012	5-40 years
Comcast	Office	CO	3,398,924	3,145,880	22,826,138	—	3,145,880	22,826,138	25,972,018	1,290,943	N/A	1/11/2013	5-40 years
Boeing	Office	WA	1,510,633	3,000,000	9,000,000	—	3,000,000	9,000,000	12,000,000	831,684	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	6,136,947	2,800,000	47,752,138	—	2,800,000	47,752,138	50,552,138	1,157,773	N/A	5/1/2013	5-40 years

S-1

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013						Life on which depreciation in latest income statement is computed
Description	Property Type	ST	Encumbrances	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
UTC	Office	NC	4,933,224	1,330,000	37,858,000	—	1,330,000	37,858,000	39,188,000	995,684	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	4,154,241	1,860,000	31,480,703	—	1,860,000	31,480,703	33,340,703	740,226	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	6,860,791	8,600,000	48,101,979	—	8,600,000	48,101,979	56,701,979	1,037,536	N/A	6/20/2013	5-40 years
Nokia	Office	IL	3,587,753	7,697,000	21,843,000	—	7,697,000	21,843,000	29,540,000	295,880	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	5,035,443	5,300,000	36,767,802	—	5,300,000	36,767,802	42,067,802	555,846	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	3,430,396	3,672,000	23,229,898	—	3,672,000	23,229,898	26,901,898	144,461	N/A	10/29/2013	5-40 years
Coca-Cola Refreshments	Office	GA	30,394,309	5,000,000	50,226,557	—	5,000,000	50,226,557	55,226,557	402,314	N/A	11/5/2013	5-40 years
General Electric (5)	Office	GA	33,303,335	5,050,000	51,396,469	—	5,050,000	51,396,469	56,446,469	277,147	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	16,049,800	4,189,404	23,413,505	—	4,189,404	23,413,505	27,602,909	227,928	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	14,795,909	1,177,372	22,322,628	—	1,177,372	22,322,628	23,500,000	145,811	N/A	11/5/2013	5-40 years
Anthem	Office	OH	5,818,052	850,000	8,892,383	—	850,000	8,892,383	9,742,383	77,771	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	21,065,362	5,500,000	39,000,000	—	5,500,000	39,000,000	44,500,000	245,227	N/A	11/5/2013	5-40 years
IBM	Office	OH	18,708,048	4,750,000	32,769,429	—	4,750,000	32,769,429	37,519,429	299,279	N/A	11/5/2013	5-40 years
Aetna	Office	TX	9,002,935	3,000,000	12,330,325	—	3,000,000	12,330,325	15,330,325	118,478	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	23,573,144	1,950,000	46,922,380	—	1,950,000	46,922,380	48,872,380	342,803	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	5,517,119	875,000	11,375,000	—	875,000	11,375,000	12,250,000	215,988	N/A	11/5/2013	5-40 years
Wells Fargo	Office	WI	13,542,019	3,100,000	26,347,611	—	3,100,000	26,347,611	29,447,611	310,042	N/A	11/5/2013	5-40 years
Shire Pharmaceuticals	Office	PA	13,516,941	2,925,000	18,935,445	—	2,925,000	18,935,445	21,860,445	265,501	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	11,686,260	2,920,000	23,509,649	—	2,920,000	23,509,649	26,429,649	258,924	N/A	11/5/2013	5-40 years
Eagle Rock Executive Office Center	Office	NJ	7,122,099	1,366,402	5,019,074	—	1,366,402	5,019,074	6,385,476	65,243	N/A	11/5/2013	5-40 years

S-2

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013						Life on which depreciation in latest income statement is computed
Description	Property Type	ST	Encumbrances		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
College Park Plaza	Office	IN	6,570,387		736,514	6,663,486	—	736,514	6,663,486	7,400,000	283,082	N/A	11/5/2013	5-40 years
One Century Place	Office	TN	36,989,773		8,025,000	61,161,807	—	8,025,000	61,161,807	69,186,807	803,353	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	3,811,827		1,108,847	6,065,978	—	1,108,847	6,065,978	7,174,825	23,666	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	10,532,681		2,291,617	16,929,911	—	2,291,617	16,929,911	19,221,528	158,546	N/A	11/5/2013	5-40 years
Farmers (5)	Office	KS	—		2,750,000	17,106,328	—	2,750,000	17,106,328	19,856,328	11,921	N/A	12/27/2013	5-40 years
			$496,033,809	(1)	$145,922,555	$1,032,485,770	$4,414,812	$145,922,555	$1,036,900,582	$1,182,823,137	$43,088,577

	Activity for the years ended December 31,
	2013	2012	2011
Real estate facilities
Balance at beginning of year	$328,342,614	$172,333,825	$106,896,144
Acquisitions	854,217,659	155,484,096	65,422,486
Improvements	255,677	255,417	—
Construction-in-progress	7,187	269,276	15,195
Balance at end of year	$1,182,823,137	$328,342,614	$172,333,825
Accumulated depreciation
Balance at beginning of year	$18,898,049	$9,471,264	$3,862,595
Depreciation expense	24,190,528	9,426,785	5,608,669
Balance at end of year	$43,088,577	$18,898,049	$9,471,264
Real estate facilities, net	$1,139,734,560	$309,444,565	$162,862,561

(1)	Amount does not include loan valuation premium of $0.3 million related to the debt assumed in the LTI and GE property acquisitions.

S-3