Form 10-Q
period 2014-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2014-05-15
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Griffin Capital Plaza
1520 Grand Ave
El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)

2121 Rosecrans Avenue, Suite 3321
El Segundo, California 90245
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2014: 126,404,086 $0.001 par value per share.

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
See the risk factors identified in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$235,029,832	$10,407,283
Restricted cash	41,256,425	25,460,996
Real estate:
Land	170,322,555	145,922,555
Building and improvements	926,926,478	790,383,837
Tenant origination and absorption cost	297,915,125	246,516,745
Total real estate	1,395,164,158	1,182,823,137
Less: accumulated depreciation and amortization	(58,280,541)	(43,088,577)
Total real estate, net	1,336,883,617	1,139,734,560
Investment in unconsolidated entity	1,408,827	1,421,443
Intangible assets, net	27,172,118	16,710,157
Deferred rent	8,569,950	6,384,431
Deferred financing costs, net	10,193,775	8,955,188
Real estate acquisition deposits	1,000,000	4,100,000
Other assets, net	25,605,895	12,222,400
Total assets	$1,687,120,439	$1,225,396,458
LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $279,089 and $313,583, respectively	$280,077,270	$169,847,544
KeyBank Credit Facility	—	44,499,848
KeyBank Term Loan	227,000,000	282,000,000
Total debt	507,077,270	496,347,392
Restricted reserves	37,197,305	20,742,364
Accounts payable and other liabilities	16,608,269	16,536,360
Distributions payable	4,106,750	3,150,309
Due to affiliates	2,342,823	3,139,383
Below market leases, net	22,769,415	23,551,458
Total liabilities	590,101,832	563,467,266
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 units eligible towards redemption as of March 31, 2014 and December 31, 2013	250,000,000	250,000,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2014 and December 31, 2013	4,886,686	4,886,686
Common stock subject to redemption	18,710,661	12,469,155
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 98,392,448 and 49,893,502 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	1,005,755	507,502
Additional paid-in capital	874,959,489	433,644,356
Cumulative distributions	(38,381,241)	(26,683,182)
Accumulated deficit	(34,550,485)	(32,631,271)
Total stockholders’ equity	803,033,518	374,837,405
Noncontrolling interests	20,387,742	19,735,946
Total equity	823,421,260	394,573,351
Total liabilities and equity	$1,687,120,439	$1,225,396,458
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Rental income	$39,468,665	$8,179,245
Property expense recoveries	8,523,540	1,667,315
Total revenue	47,992,205	9,846,560
Expenses:
Asset management fees to affiliates	2,522,055	666,500
Property management fees to affiliates	1,211,753	266,177
Property operating expense	6,812,513	767,207
Property tax expense	5,224,513	970,055
Acquisition fees and expenses to non-affiliates	714,696	255,779
Acquisition fees and expenses to affiliates	6,734,805	1,170,000
General and administrative expenses	1,270,984	588,968
Depreciation and amortization	15,201,307	3,546,211
Total expenses	39,692,626	8,230,897
Income from operations	8,299,579	1,615,663
Other income (expense):
Interest expense	(5,572,487)	(2,708,794)
Interest income	306	174
Loss from investment in unconsolidated entity	13,393	—
Net income (loss)	2,740,791	(1,092,957)
Distributions to redeemable preferred unit holders	(4,687,500)	—
Less: Net loss attributable to noncontrolling interests	113,104	195,311
Net loss attributable to controlling interest	(1,833,605)	(897,646)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(85,609)	(73,631)
Net loss attributable to common stockholders	$(1,919,214)	$(971,277)
Net loss attributable to common stockholders per share, basic and diluted	$(0.03)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	69,131,944	15,860,452
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	35,666,880	365,650	365,284,546	—	—	365,650,196	—	365,650,196
Discount on issuance of common stock	—	—	(909,983)	—	—	(909,983)	—	(909,983)
Offering costs including dealer manager fees to affiliates	—	—	(37,761,110)	—	—	(37,761,110)	—	(37,761,110)
Distributions to common stockholders	—	—	—	(8,589,245)	—	(8,589,245)	—	(8,589,245)
Issuance of shares for distribution reinvestment plan	912,214	8,902	8,892,717	(8,901,619)	—	—	—	—
Repurchase of common stock	(62,460)	(615)	(613,913)	—	—	(614,528)	—	(614,528)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(8,901,619)	—	—	(8,901,619)	—	(8,901,619)
Contribution from noncontrolling interest	—	—	239,268			239,268	8,095,303	8,334,571
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,730,432)	(2,730,432)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(49,245)	(49,245)
Offering costs on preferred equity	—	—	(5,379,994)	—	—	(5,379,994)	—	(5,379,994)
Net loss	—	—	—	—	(24,664,400)	(24,664,400)	(3,091,518)	(27,755,918)
BALANCE December 31, 2013	49,893,502	$507,502	$433,644,356	$(26,683,182)	$(32,631,271)	$374,837,405	$19,735,946	$394,573,351
Gross proceeds from issuance of common stock	47,850,766	491,906	491,413,973	—	—	491,905,879	—	491,905,879
Issuance of vested restricted common stock	10,000	102	102,698	—	—	102,800	—	102,800
Discount on issuance of common stock	—	—	(968,934)	—	—	(968,934)	—	(968,934)
Offering costs including dealer manager fees to affiliates	—	—	(48,834,522)	—	—	(48,834,522)	—	(48,834,522)
Distributions to common stockholders	—	—	—	(5,201,729)	—	(5,201,729)	—	(5,201,729)
Issuance of shares for distribution reinvestment plan	664,927	6,496	6,489,834	(6,496,330)	—	—	—	—
Repurchase of common stock	(26,747)	(251)	(250,939)	—	—	(251,190)	—	(251,190)
Additions to common stock subject to redemption	—	—	(6,496,330)	—	—	(6,496,330)	—	(6,496,330)
Contribution from noncontrolling interest	—	—	(140,647)	—	—	(140,647)	1,504,376	1,363,729
Distributions to noncontrolling interests	—	—	—	—	—	—	(734,192)	(734,192)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(5,284)	(5,284)
Net loss	—	—	—	—	(1,919,214)	(1,919,214)	(113,104)	(2,032,318)
BALANCE March 31, 2014	98,392,448	$1,005,755	$874,959,489	$(38,381,241)	$(34,550,485)	$803,033,518	$20,387,742	$823,421,260
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$2,740,791	$(1,092,957)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and building improvements	5,651,040	1,528,346
Amortization of leasing costs and intangibles, including ground leasehold interests	9,556,034	2,017,865
Amortization of above and below market leases	935,341	(44,334)
Amortization of deferred financing costs	714,041	551,484
Amortization of debt premium	(34,494)	(34,494)
Deferred rent	(2,185,519)	(452,048)
Income from investment in unconsolidated entity	(13,393)	—
Stock-based compensation	102,800	—
Distributions of income from investment in unconsolidated entity	13,393	—
Change in operating assets and liabilities:
Other assets	(8,609,838)	(75,722)
Termination fee revenue receivable from tenant, net	(6,695,800)	—
Rent collections received in restricted cash collateral account	841,764	(804,230)
Operating reserves	186,416	19,211
Restricted reserves for tenant improvements	(368,668)	—
Accounts payable and other liabilities	(182,915)	395,695
Due to affiliates, net	(796,560)	102,101
Net cash provided by operating activities	1,854,433	2,110,917
Investing Activities:

Acquisition of properties, net	(224,493,500)	(38,600,000)
Real estate acquisition deposits	3,100,000	(850,000)
Improvements to real estate	—	(1,768)
Payments for construction-in-progress	(32,633)	—
Distributions of capital from investment in unconsolidated entity	12,616	—
Net cash used in investing activities	(221,413,517)	(39,451,768)
Financing Activities:
Proceeds from borrowings - KeyBank Credit Facility	148,900,000	22,800,000
Proceeds from borrowings - Midland Mortgage Loan	—	105,600,000
Proceeds from borrowings - AIG Loan	110,640,000	—
Principal payoff of secured indebtedness - KeyBank Credit Facility	(193,399,848)	(103,630,152)
Principal payoff of secured indebtedness - KeyBank Term Loan	(55,000,000)	—
Principal amortization payments on secured indebtedness	(375,780)	(354,673)
Deferred financing costs	(1,952,628)	(1,531,894)
Financing deposits	1,912,800	—
Issuance of common stock, net	442,102,423	39,141,631
Issuance of noncontrolling interests, net of offering costs	1,363,729	—
Repurchase of common stock	(251,190)	(372,663)
Dividends paid on preferred units subject to redemption	(4,687,500)	—
Distributions to noncontrolling interests	(823,976)	(664,974)
Distributions to common stockholders	(4,246,397)	(1,253,683)
Net cash provided by financing activities	444,181,633	59,733,592
Net increase in cash and cash equivalents	224,622,549	22,392,741
Cash and cash equivalents at the beginning of the period	10,407,283	5,672,611
Cash and cash equivalents at the end of the period	$235,029,832	$28,065,352
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,638,767	$1,727,924
Restricted cash- assumed upon acquisition of real estate assets	21,500,000	1,572,940
Supplemental Disclosures of Non-cash Transactions:
Increase (decrease) in distributions payable to noncontrolling interests	$1,110	$7,050
Increase in distributions payable to common stockholders	$955,332	$132,810
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$85,609	$73,631
Common stock issued pursuant to the distribution reinvestment plan	$6,496,330	$1,280,494
Common stock redemptions funded subsequent to period-end	$499,298	$107,024
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Griffin Capital Corporation, a California corporation (the “Sponsor”), has sponsored the Company’s Public Offerings. The Company’s Sponsor was formed in 1995 to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation.
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
On February 15, 2013, the Company announced the revised share offering price under the Initial Public Offering of $10.28 per share, and a revised price under the DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. The revised share price was primarily based on the net asset value (“NAV”) per share of the Company’s stock as of December 31, 2012 of $9.56, which was grossed up for sales commissions. An independent, third-party real estate valuation and advisory firm with extensive experience in the valuation of real estate was engaged to appraise each of the properties owned by the Company as of December 31, 2012, in order to determine a gross asset value (the “GAV”). The GAV less management’s estimated fair market value of the in-place debt as of December 31, 2012 resulted in the NAV. The valuation methodologies used to determine the NAV involved subjective judgments, assumptions and opinions, which have not been audited. For additional information regarding the methodology used in calculating NAV, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
In connection with the Initial Public Offering, the Company had issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. In connection with the Follow-On Offering, the Company had issued 79,067,607 shares of the Company’s common stock for gross proceeds of approximately $810.4 million from April 26, 2013 through March 31, 2014, including shares issued pursuant to the DRP. As of March 31, 2014, the Company had received aggregate gross offering proceeds of approximately $1.0 billion from the sale of shares in the Private Offering and the Public Offerings. There were 98,392,448 shares outstanding at March 31, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of March 31, 2014 and December 31, 2013, the Company had issued $19.2 million and $12.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $0.5 million and $0.2 million, respectively (See Note 6, Equity — Share Redemption Program). Since

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

inception, the Company had redeemed $1.2 million of common stock pursuant to the share redemption plan as of March 31, 2014.
On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum offering amount was expected to be reached, following the transfer agent's reconciliation of pending subscriptions. As of May 9, 2014, the Company had sold approximately 107.1 million shares of the Company’s common stock for gross proceeds of approximately $1.1 billion in such Follow-On Offering.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). See Note 10, Subsequent Events.
Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager was responsible for marketing the Company’s shares being offered pursuant to the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. It is anticipated that the Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2014, the Company owned approximately 77% of the limited partnership units of the Operating Partnership (approximately 95% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 21% of the limited partnership units were owned by third parties, of which approximately 19% represented the preferred unit investment as discussed in Note 6, Equity. No limited partnership units of the Operating Partnership have been redeemed during the three months ended March 31, 2014 and year ended December 31, 2013. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2014.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Consolidated Financial Statements Presentation

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Company removed financing deposits from other assets on the consolidated statements of cash flows

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

and now presents them as separate line items under investing and financing activities, respectively, for all periods presented. Additionally, the Company removed dealer manager fees paid to affiliates from accounts payable and other liabilities on the consolidated balance sheets and now presents them in the Due to affiliates balance for all periods presented.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2014 and December 31, 2013.
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
Restricted Cash
In conjunction with the contribution of certain assets, or as required by certain lenders in conjunction with an acquisition or debt financing, the Company assumed or funded, respectively, reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance (see Note 3, Real Estate). As of March 31, 2014 and December 31, 2013, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $41.3 million and $25.5 million, respectively. The balance as of March 31, 2014 includes $0.9 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan and certain rent abatement and re-tenanting costs associated with the Investment Grade Portfolio as discussed in Note 3, Real Estate.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2014 totaled $7.4 million.
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
March 31, 2014
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
Depreciation expense for buildings and improvements for the three months ended March 31, 2014 and 2013 was $5.7 million, and $1.5 million, respectively.
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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2014 and December 31, 2013, the Company did not record any impairment charges related to its real estate assets or intangible assets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Intangible Assets and Liabilities Arising from In-Place Leases Where the Company is the Lessee
In-place ground leases where the Company is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the lease. The capitalized above-market and below-market in-place lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to property operating expense over the remaining term of the respective lease.
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property. The ground lease has a remaining term of 82 years, expiring on December 31, 2095. See Note 3, Real Estate.

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

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future, one which it may exercise at any point after the beneficial owners have held their interest in the DST for at least one year. Upon the Operating Partnership's exercise of the exchange right, the beneficial owner will have the right to exchange their interest in the DST for units of the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership such exchange will be dilutive to the existing limited partnership unit holders. The Operating Partnership has not exercised the exchange right effective with the completion of the required one year hold period. As of March 31, 2014, the investment balance totaled approximately $1.4 million. See Note 4, Investments.
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
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of March 31, 2014, there were certain leases that provide for contingent rental income, which made up less than $0.01 million of total rental income for the three months ended March 31, 2014.
During the three months ended March 31, 2014 and 2013, the Company recognized deferred rent from tenants of $2.2 million and $0.5 million, respectively. As of March 31, 2014 and December 31, 2013, the cumulative deferred rent balance was $8.6 million and $6.4 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional rents received from certain tenants to recover certain operating and capital expenses, including property maintenance and services, property taxes and insurance (collectively “Recoverable Expenses”), is recognized as revenue when the additional rent is due, pursuant to the lease. Tenant reimbursement amounts are determined based on the Company's estimate of Recoverable Expenses for the year, pro rated to each tenant based on leased square footage of the property. The Company collects the estimated Recoverable Expenses in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2013, the Company estimated that approximately $0.2 million, net, was over collected, which amount is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013. These over payments will be refunded to the tenant either by a credit to contractual rent payments or as a disbursement from operating cash flow.

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
Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of March 31, 2014, organizational and offering costs did not exceed the limitations. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

	March 31, 2014	December 31, 2013
Cumulative offering costs- Private and Public Offerings	$102,749,217	$53,914,695
Cumulative organizational costs- Private and Public Offerings	$588,103	$552,442
Organizational and offering costs advanced by and due to the Advisor (1)	$404,022	$279,570

(1)	As of March 31, 2014 and December 31, 2013, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three months ended March 31, 2014 was $0.7 million including $0.3 million of write-offs related to the refinancing through the AIG loan. Amortization expense for the three months ended March 31, 2013 was $0.6 million, including $0.3 million of write-offs related to the refinancing through the Midland Mortgage Loan. The Company’s deferred financing costs balance as of March 31, 2014 is comprised of financing costs incurred for the KeyBank Credit Facility, KeyBank Term Loan, Midland Mortgage Loan and AIG Loan, discussed in Note 5, Debt. As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs, net of accumulated amortization, were $10.2 million and $9.0 million, respectively.
Other Assets

Other assets consist primarily of non-tenant receivables, prepaid expenses, non-real estate acquisition deposits and deferred leasing commissions, net of amortization. Non-tenant receivables primarily consist of (1) $13.5 million in equity subscriptions for which cash was received subsequent to quarter end; and (2) a $6.7 million termination fee as a result of the lease termination with World Kitchen, LLC on January 24, 2014, which was financed over approximately 5.5 years at 5.5%. Prepaid expenses will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations. Amortization expense on leasing commissions was less than $0.01 million and $0 for the three months ended March 31, 2014 and 2013.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Share-Based Compensation
The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. As a result of this issuance, the Company incurred approximately $0.1 million of stock-based compensation expense during the three months ended March 31, 2014, which is included in general and administrative expenses in the accompanying consolidated statements of operations. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The first 12-consecutive-month period begins on June 12, 2014, and will continue upon their re-election to the board of directors at each annual stockholders' meeting, based on stockholder votes. Upon re-election, the Company will measure and start recognizing compensation expense pursuant to the vesting period. These shares will vest over a three year period, or will immediately vest upon a change in control of the Company.
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of March 31, 2014, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. Other than the mortgage debt assumed in conjunction with the acquisition of the Plainfield, Emporia Partners, LTI, and TransDigm properties and the Midland Mortgage Loan discussed in Note 5, Debt, the amounts of the financial instruments presented in the consolidated financial statements and the KeyBank Term Loan and AIG Loan, substantially approximate their fair value as of March 31, 2014 and December 31, 2013. The fair value of the five mortgage loans in the table below is estimated by discounting each loan’s contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2014 and year ended December 31, 2013.

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,138,308	$19,875,581	$21,213,722	$19,958,225
Emporia Partners	$4,603,550	$4,359,549	$4,668,597	$4,442,140
LTI (1)	$33,224,701	$32,646,081	$33,387,920	$32,822,202
TransDigm (2)	$6,854,249	$6,676,970	$6,888,864	$6,711,394
Midland Mortgage Loan	$98,899,396	$105,600,000	$100,049,130	$105,600,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

(1)	The carrying value does not include the debt premium of $0.2 million as of March 31, 2014 and December 31, 2013.

(2)	The carrying value does not include the debt premium of $0.1 million as of March 31, 2014 and December 31, 2013.

Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2014 the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2014 the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2014 and December 31, 2013, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2014. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's review of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Updated ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company is required to adopt the provisions in ASU No. 2014-08 no later than January 1, 2015. The Company expects the adoption thereof to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

3.	Real Estate
As of March 31, 2014, the Company’s real estate portfolio consisted of 46 properties in 18 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.4 billion, including the allocation of the purchase price to above and below-market lease valuation.
2014 Acquisitions
During the three months ended March 31, 2014, the Company acquired four properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $224.5 million as shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (3)
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	$57,000,000	1,380,070	$1,710,000	$56,900,000	2018	$5,975,000
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (4)	1/14/2014	92,000,000	430,000	2,760,000	92,000,000	2030	6,343,000
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825,000	131,850	684,750	—	2023	2,130,000
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,668,500	157,000	1,580,055	—	2021	4,135,000
				$224,493,500	2,098,920	$6,734,805	$148,900,000		$18,583,000

(1)
The Advisor receives acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% , of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents borrowings from the KeyBank Credit Facility discussed in Note 5, Debt. Any remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to March 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligation under its lease agreement during the next 12 months. Total rental income received for the Caterpillar, DigitalGlobe, Waste Management, and BT Infonet properties for the three months ended March 31, 2014 was $1.4 million, $1.6 million, $0.6 million, and $0.4 million, based on an acquisition date of January 7, 2014, January 14, 2014, January 16, 2014, and February 27, 2014, respectively.

(4)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The following summarizes the purchase price allocation of the 2014 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above market	Ground leasehold interests- below market	Total
Caterpillar	$6,000,000	$37,903,506	$8,607,130	$4,489,364	$—	$57,000,000
Digital Globe	8,600,000	52,145,256	31,254,744	—	—	92,000,000
Waste Management (1)	—	12,217,067	4,297,950	4,055,641	2,254,342	22,825,000
BT Infonet	9,800,000	34,244,179	7,238,556	1,385,765	—	52,668,500
Total	$24,400,000	$136,510,008	$51,398,380	$9,930,770	$2,254,342	$224,493,500

(1)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2014 had been included in operations as of January 1, 2013. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended March 31,
	2014	2013
Revenue	$49,320,576	$15,116,508
Net income (loss)	$10,578,443	$(6,700,521)
Net income (loss) attributable to noncontrolling interests	$633,649	$(1,457,363)
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(85,609)	$(73,631)
Net income (loss) attributable to common stockholders (1)	$6,438,983	$(8,231,515)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.09	$(0.52)

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The lease expirations of the Company’s 46 properties range from 2014 to 2030. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2014	96,513,945
2015	129,025,061
2016	129,615,678
2017	129,704,766
2018	121,103,168
Thereafter	522,064,215
Total	$1,128,026,833

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to March 31, 2014, pursuant to the respective in-place leases, was greater than 10% as of March 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The percentage of annualized net rent for the 12-month period subsequent to March 31, 2014, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
California	$13,221,000	5	11.7%
Ohio	12,188,000	5	10.7
Illinois	12,047,000	3	10.6
Georgia	11,973,000	5	10.6
Colorado	11,176,000	4	9.8
Arizona	8,534,000	3	7.5
Texas	7,425,000	3	6.5
Tennessee	6,202,000	1	5.5
Washington	5,934,000	4	5.2
All others (1)	24,784,000	13	21.9
Total	$113,484,000	46	100%
(1) All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to March 31, 2014, by industry, based on the respective in-place leases, is as follows:

Industry	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Health and Life Insurance	$13,582,000	7	12.0%
Consumer Products (1)	12,916,000	7	11.4
Telecommunications	12,882,000	4	11.3
Energy	10,135,000	3	8.9
Technology	6,876,000	2	6.0
Financial Services	6,467,000	5	5.7
Satellite Imagery	6,343,000	1	5.6
Aerospace	6,195,000	4	5.5
Industrial and Commercial Machinery	5,975,000	1	5.3
All others (2)	32,113,000	31	28.3
Total	$113,484,000	65	100%
(1) The Consumer Products industry consists of various types of consumer products including Apparel, Kitchenware, Packaging and Household and Personal Care products.
(2) All others account for less than 5% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2014 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$243,000	3	44,000	0.2%
2015	2,696,000	5	318,470	2.4%
2016	1,078,000	4	109,800	0.9%
2017	5,086,000	4	276,600	4.5%
2018	17,756,000	9	2,248,400	15.7%
2019	12,317,000	7	944,300	10.9%
2020	9,868,000	5	1,692,600	8.7%
2021	8,789,000	4	921,800	7.7%
2022	11,597,000	5	1,014,100	10.2%
2023	8,162,000	4	503,450	7.2%
2024	9,758,000	6	888,800	8.6%
2025	16,029,000	6	1,240,900	14.1%
2026	1,933,000	1	209,800	1.7%
2027	1,829,000	1	81,600	1.6%
2030	6,343,000	1	430,000	5.6%
Vacant	—	—	69,000	—%
Total	$113,484,000	65	10,993,620	100%
Tenant Risk
Tenant security deposits as of March 31, 2014 and December 31, 2013, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.1 million and $0.07 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of March 31, 2014 and December 31, 2013 totaled $0.2 million and $0.9 million, respectively.
In June 2013, World Kitchen, LLC vacated the Will Partners property located in Monee, Illinois (a manufacturing and distribution facility) but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term. In return the Company released World Kitchen, LLC from any and all obligations under the lease in-place at December 31, 2013. Upon the execution of the termination agreement KeyBank released the property as collateral of the Key Bank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated Key Bank Credit Agreement.  The Company’s property manager is actively involved in finding an appropriate replacement tenant. During the three months ended March 31, 2014, and as a result of the termination, the Company wrote off approximately $0.9 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.

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
March 31, 2014
(unaudited)

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

	Balance March 31, 2014	Balance December 31, 2013
In-place lease valuation (above market)	$28,611,409	$18,680,639
In-place lease valuation (above market)- accumulated amortization	(3,687,866)	(1,970,482)
In-place lease valuation (above market), net	24,923,543	16,710,157
Ground leasehold interest (below market)	2,254,342	—
Ground leasehold interest (below market)- accumulated amortization	(5,767)	—
Ground leasehold interest (below market), net	2,248,575	—
Intangible assets, net	$27,172,118	$16,710,157
In-place lease valuation (below market)	$(26,708,360)	$(26,708,360)
In-place lease valuation (below market)- accumulated amortization	3,938,945	3,156,902
In-place lease valuation (below market), net	$(22,769,415)	$(23,551,458)
Tenant origination and absorption cost	$297,915,125	$246,516,745
Tenant origination and absorption cost- accumulated amortization	(32,474,439)	(22,933,515)
Tenant origination and absorption cost, net	$265,440,686	$223,583,230
3

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.9 years and 7.7 years as of March 31, 2014 and December 31, 2013, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2014	2013
In-place lease valuation, net	$(935,341)	$44,334
Tenant origination and absorption cost	$9,540,924	$2,017,865
Ground leasehold interest (below market)	$5,767	$—
As of March 31, 2014, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $0.5 million and $40.4 million, respectively, each year for the next five years. As of December 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.9) million and $35.3 million, respectively, each year for the next five years.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Description	Balance December 31, 2013	Additions	Deductions	Balance March 31, 2014
Plainfield (1)	$596,547	25,000	$—	$621,547
Will Partners (2)	571,952	470,566	—	1,042,518
Emporia Partners (1)	760,006	155,973	—	915,979
TransDigm (3)	5,000	—	—	5,000
Health Net (4)	1,173,036	193	(718,319)	454,910
Comcast (4)	1,532,575	—	—	1,532,575
Midland Mortgage Loan Reserves (5)	453,371	79	—	453,450
Midland Mortgage Loan Restricted Lockbox (6)	1,700,663	858,899	(1,700,663)	858,899
Schlumberger Rent Abatement Escrow (7)	123,487	—	(123,487)	—
Coca-Cola Refreshments (4)	100,000	—	—	100,000
General Electric (4)	6,412,576	—	—	6,412,576
Atlanta Wildwood Rent Abatement Escrow (7)	750,566	—	(306,111)	444,455
IBM (4)	824,438	—	—	824,438
Aetna (4)	237,918	—	—	237,918
Christus Health Rent Abatement Escrow (7)	2,422,161	—	(1,596,425)	825,736
Roush Industries (4)	48,338	—	—	48,338
Eagle Rock Executive Office Center (4)	558,963	—	(389,401)	169,562
One Century Place (4)	4,050,471	—	(2,277,112)	1,773,359
One Century Place Rent Abatement Escrow(7)	1,037,628	—	(103,763)	933,865
Nokia (8)	301,300	—	—	301,300
Verizon (9)	1,800,000	—	—	1,800,000
DigitalGlobe (10)	—	21,500,000	—	21,500,000
Total	$25,460,996	$23,010,710	$(7,215,281)	$41,256,425

(1)	Additions to the reserve balance are funded by the tenant.

(2)
Prior year balance includes a reserve for re-tenanting costs based on a budget provided to, and approved by, KeyBank, as Administrative Agent. The Company was obligated to fund an additional $0.03 million per month until the reserve was satisfied. The reserve was released on January 24, 2014 upon the execution of the termination agreement, as discussed above. Addition represents a restoration reserve pursuant to the lease termination agreement.

(3)	Balance represents a required impressed balance in the lender-controlled account.

(4)	Represents a tenant improvement reserve funded by the seller and held by the lender. Deductions are a result of reimbursements made to the tenant from the reserve in the current period.

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

(7)
Represents a rent abatement escrow funded by the seller and held by the lender for base rent as specified per the terms of the lease. The lender releases the appropriate amount to allow for a full rent payment as it is earned.

(8)	Represents a deferred maintenance reserve funded by the seller and held by the title company as part of the acquisition.

(9)	Represents a tenant improvement reserve funded by the Company and held by the lender.

(10)	Additions represent a deferred maintenance reserve funded by the seller and held by the title company as part of the acquisition.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

4.	Investments
On April 12, 2013, the Company purchased a 10% beneficial ownership interest in a DST that is sponsored by an affiliate of the Company. As of March 31, 2014, the investment balance totaled approximately $1.4 million, adjusted for the Company’s share of net earnings or losses and reduced by distributions as shown below. See Note 2, Equity Investments.

	Balance March 31, 2014	Balance December 31, 2013
Investment in unconsolidated entity	$1,421,443	$1,600,000
Net income (loss)	13,393	(106,227)
Distributions	(26,009)	(72,330)
Total	$1,408,827	$1,421,443

5.	Debt
As of March 31, 2014 and December 31, 2013, the Company’s debt consisted of the following:

	Balance as of March 31, 2014	Balance as of December 31, 2013	Contractual Interest Rate as of March 31, 2014 (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,875,581	$19,958,225	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,359,549	4,442,140	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	32,646,081	32,822,202	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	164,622	186,092	—		—	—
TransDigm Mortgage Loan	6,676,970	6,711,394	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	114,467	127,491	—		—	—
Midland Mortgage Loan	105,600,000	105,600,000	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640,000	—	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
Mortgage Loan Total	280,077,270	169,847,544
KeyBank Credit Facility	—	44,499,848	—		Interest Only	June 2018 (3)
KeyBank Term Loan	227,000,000	282,000,000	2.16%	(2)	Interest Only	November 2018 (3)
Total	$507,077,270	$496,347,392

(1)
The weighted average interest rate as of March 31, 2014 was approximately 3.7% and 4.9% for the Company’s combined fixed-rate and variable-rate debt and for the Company’s fixed-rate debt, respectively.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 2.00. As of March 31, 2014, the LIBO Rate was 0.16%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

(3)
As discussed below, the KeyBank Credit Facility and Term Loan both allow for two one-year extensions, pursuant to the terms of the respective agreement and so long as the Company is not in default. Maturity date assumes both one-year extensions are exercised.

KeyBank Credit Facility
On June 13, 2013, the Company, through the Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank National Association ("KeyBank"), as administrative agent, Bank of America as syndication agent, and a syndicate of lenders (collectively, the “Lenders”), pursuant to which the Lenders initially provided available financing commitments of $190.0 million, of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, the Company may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of March 31, 2014 the total commitment was $335.0 million.  Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio ("DSCR") calculations set forth in the Second Restated KeyBank Credit Agreement. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance.
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
On January 24, 2014, a principal payment in the amount of $109.0 million was made on the KeyBank Credit Facility in conjunction with a refinancing whereby five properties, which previously served as security for the KeyBank Credit Facility became collateral for the AIG Loan discussed below.
In connection with the acquisitions during the three months ended March 31, 2014, the Company, through the Operating Partnership, made draws totaling $148.9 million under the KeyBank Credit Facility and repaid $193.4 million, which includes the $109.0 million repaid in conjunction with the AIG Loan. As of March 31, 2014, there was no balance outstanding on the KeyBank Credit Facility, which is secured by certain properties.
The KeyBank Credit Facility was terminated on May 8, 2014 upon our entry into the Unsecured KeyBank Credit Facility. See Note 10, Subsequent Events.

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
March 31, 2014
(unaudited)

of $282.0 million, with the remaining $18.0 million available to draw upon for specific future projected tenant improvements and leasing costs for the properties comprised in the Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.
The KeyBank Term Loan bears interest at a rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate will be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. The KeyBank Term Loan has a term of three years, maturing on November 5, 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments. As of March 31, 2014 the balance on the KeyBank Term Loan was $227.0 million, as a result of a $55.0 million repayment made during the three months ended March 31, 2014.
The KeyBank Term Loan was terminated on May 8, 2014 upon our entry into the Unsecured KeyBank Credit Facility. See Note 10, Subsequent Events.
AIG Loan
On January 24, 2014, the Company, through five SPEs wholly owned by the Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop Grumman, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments of principal and interest thereafter.
Debt Covenant Compliance
Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants including, but not limited to (as defined therein), (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (2.0 to 1); (3) a minimum fixed charge ratio (1.75 to 1); (4) a maximum unhedged variable debt ratio (30%); and (5) minimum tangible net worth of at least $157,650,464 plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed to the Company after the effective date, the violation of which would constitute an event of default.
Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in there in), of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.
Pursuant to the terms of the KeyBank Term Loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in there in) as follows: (1) if the Pool DSCR is less than 1.25x, the Borrower SPEs must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to the Borrower SPEs upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) If the Pool DSCR falls below 1.20x, the Borrower SPEs will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral will be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters.
Pursuant to the terms of the AIG Loan, the Operating Partnership is required to maintain (1) a minimum debt service coverage ratio as defined in the loan agreement for the secured properties of 1.60x; (2) a maximum loan-to-value ratio of 60%; (3) minimum annual base rent of $14.75 million; and (4) minimum net worth of $110.6 million.
The Company was in compliance with all debt covenants as of March 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The following summarizes the future principal repayments of all loans as of March 31, 2014 per the loan terms discussed above:

2014	$1,107,863
2015	1,576,752
2016	38,564,155	(1)
2017	3,365,212
2018	249,641,840	(2)
Thereafter	212,542,359	(3)
Total principal	506,798,181
Unamortized debt premium	279,089
Total debt	$507,077,270

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.3 million.

(2)	Amount includes payment of the balance of the KeyBank Term Loan upon expiration on November 5, 2018 assuming the two one-year extensions are exercised.

(3)	Amount includes payment of the balances of the Midland Mortgage Loan and AIG Loan upon expiration in 2023 and 2029, respectively.

6.	Equity
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
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of March 31, 2014. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances the Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month Starwood may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, Starwood will have the right to appoint a majority to the board of directors. In addition, Starwood will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at Starwood's discretion. The Company was in compliance with all of the covenants as of March 31, 2014.
Common Equity
The Company issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million in the Initial Public Offering, which terminated on April 25, 2013. In connection with the Follow-On Offering, the Company had issued 79,067,607 shares of the Company’s common stock for gross proceeds of approximately $810.4 million from April 26, 2013 through March 31, 2014, including shares issued pursuant to the DRP. As of March 31, 2014, the Company had received aggregate gross offering proceeds of approximately $1.0 billion from the sale of shares in the Private Offering and the Public Offerings, as discussed in Note 1, Organization. There were 98,392,448 shares outstanding at March 31, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan, (DRP)
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
As of March 31, 2014 and December 31, 2013, $19.2 million and $12.7 million in shares, respectively, had been issued under the DRP, of which $0.5 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets.
Share Redemption Program
The Company has adopted a share redemption program ("SRP") that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Effective March 17, 2013, the redemption price per share shall be as shown below, which is based upon the number of years the stock is held:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of March 31, 2014 and December 31, 2013, $19.2 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $0.5 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. Since inception, through March 31, 2014, the Company redeemed 123,707 shares of common stock for approximately $1.2 million at a weighted average price per share of $9.68 pursuant to the SRP. As of March 31, 2014, there were 51,924 shares totaling $0.5 million subject to redemption requests to be processed subsequent to March 31, 2014. On April 30, 2014, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.74. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of March 31, 2014, noncontrolling interests were approximately 4% of total shares outstanding and approximately 6% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Operating Partnership issued 4.8 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties and 0.2 million limited partnership units to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
Operating partnership units issued pursuant to the Will Partners REIT, LLC, (Will Partners), contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. There were no redemption requests during the three months ended March 31, 2014 and the year ended December 31, 2013.

The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Beginning balance	$19,735,946	$17,511,838
Contribution of noncontrolling interests	1,504,376	8,095,303
Distributions to noncontrolling interests	(734,192)	(2,730,432)
Allocated distributions to noncontrolling interests subject to redemption	(5,284)	(49,245)
Net loss	(113,104)	(3,091,518)
Ending balance	$20,387,742	$19,735,946

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2014 and December 31, 2013:

	Year Ended December 31, 2013			Three Months Ended March 31, 2014
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$24,849,257	$22,931,203	$1,918,054	$6,734,805	$8,652,859	$—
Operating expenses	584,043	549,660	151,519	244,603	151,519	$244,603
Asset management fees	4,317,544	3,786,434	726,815	2,522,055	2,374,442	$874,428
Property management fees	1,838,574	1,942,864	(33,605)	1,211,753	809,501	$368,647
Costs advanced by the Advisor	2,356,945	2,214,800	279,570	769,355	644,903	$404,022
Dealer Manager fees	10,959,027	10,886,184	97,030	14,751,343	14,397,250	$451,123
Total	$44,905,390	$42,311,145	$3,139,383	$26,233,914	$27,030,474	$2,342,823

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of March 31, 2014 and December 31, 2013, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Advisory and Dealer Manager Agreements
The Company does not currently expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an Advisory Agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering. See Note 10, Subsequent Events. The Advisory Agreement entitles the Advisor to specified fees and incentives upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
Management Compensation
The following table summarizes the compensation and fees the Company has paid to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs for providing services. Other fees that could be paid in future periods are discussed in the Company’s prospectus.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)
During the Public Offerings, the Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offerings. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offerings. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission was payable on shares sold under the Company's DRP. The sales commissions may vary for different categories of purchasers.

Dealer Manager Fee (Dealer Manager)
During the Public Offerings, the Dealer Manager was entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in the Primary Public Offerings. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers as noted above. The Dealer Manager re-allowed to these broker-dealers a portion of the 3% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. No dealer manager fee was payable on shares sold under the Company's DRP.

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

Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement the Advisor receives acquisition fees equal to 2.5%, and reimbursement for actual acquisitions related expense incurred by the Advisor of up to 0.50%, of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred on the Company's behalf, including certain payroll costs for acquisition-related efforts by the Advisor's personnel, as defined in the agreements. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of our properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

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
March 31, 2014
(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three months ended March 31, 2014 and 2013 approximately $0.2 million and $0.1 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 16 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, Inc. ("GAHR II"), a publicly-registered, non-traded real estate investment trust and Griffin-American Healthcare REIT III, Inc. ("GAHR III"). The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT II, Inc. that is currently in registration with the SEC. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

Some of the material conflicts that the Sponsor, Advisor, and Property Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Advisory Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

Economic Dependency
The Company will be dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide the services, the Company will be required to obtain such services from other resources.

8.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property during the quarter ended March 31, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred $0.1 million in rent expense related to the ground lease during the three months ended March 31, 2014. As of March 31, 2014, the remaining required payments under the terms of these ground lease are as follows:

2014	$135,303
2015	180,404
2016	180,404
2017	198,444
2018	198,444
Thereafter	34,444,241
Total	$35,337,240

Litigation
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
During the quarter ended March 31, 2014, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from January 1, 2014 through March 31, 2014.  Such distributions were paid on a monthly basis, on the first day of the month, for the month then-ended.
On March 3, 2014, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from April 1, 2014 through June 30, 2014. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.	Subsequent Events
The Company has completed an evaluation of all transactions subsequent to the date of the financial statements through the date the financial statements were issued.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

The following events happened subsequent to the date of the financial statements, up to the issuance date of this report:

Offering Status

On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum offering amount was expected to be reached, following the transfer agent's reconciliation of pending subscriptions. As of May 9, 2014, the Company had sold approximately 107.1 million shares of the Company’s common stock for gross proceeds of approximately $1.1 billion in such Follow-On Offering.

Acquisitions

Wyndham property
On April 23, 2014, the Company, through the Operating Partnership, acquired a three-story office facility located in Parsippany, New Jersey (the "Wyndham property"). The Wyndham property is leased in its entirety pursuant to a triple-net lease to Wyndham Worldwide Operations ("Wyndham Worldwide"), obligating Wyndham Worldwide to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term of the lease was approximately 15 years.
The purchase price of the Wyndham property was $96.6 million, which, along with other closing fees and expenses, and acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Follow-On Offering.

Ace Hardware property
On April 24, 2014, the Company, through the Operating Partnership, acquired a single-story office facility located in Oak Brook, Illinois (the "Ace Hardware property"). The Ace Hardware property is leased in its entirety pursuant to a triple-net lease to Ace Hardware Corp. ("Ace Hardware"), obligating Ace Hardware to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term of the lease was approximately 11 years.
The purchase price of the Ace Hardware property was $37.0 million. In conjunction with the acquisition of the Ace Hardware property the Company assumed a first mortgage loan in the approximate amount of $23.9 million. The remaining purchase price, along with other closing fees and expenses, and acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Follow-On Offering .

Financing

On May 8, 2014, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased up to $500 million for a maximum of $1.25 billion by increasing the Unsecured Revolver or the Unsecured Term Loan or both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019.
The Unsecured Credit Facility has an interest rate calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
As a result, the existing KeyBank Credit Facility and KeyBank Term Loan were terminated on May 8, 2014 and the properties serving as collateral under each loan were released as collateral.

DRP Offering

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
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
Under our initial public offering, we offered a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (together with the Primary Public Offering, the “Initial Public Offering”). We issued 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million in our Initial Public Offering, which terminated on April 25, 2013, of which 585,533 shares, or $5.6 million, were issued pursuant to the distribution reinvestment plan (“DRP”).
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). In connection with our Follow-On Offering, we had issued 79,067,607 shares of our common stock for gross proceeds of approximately $810.4 million from April 26, 2013 through March 31, 2014. On April 22, 2014, we announced that we were no longer accepting subscriptions in the follow-on public offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. As of May 9, 2014, we had sold approximately 107.1 million shares of our common stock for gross proceeds of approximately $1.1 billion in such Follow-On Offering. As of March 31, 2014, we redeemed 123,707 shares of common stock for approximately $1.2 million at a weighted average price per share of $9.68.
We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; (5) 28 properties in 17 states (Colorado, Washington, Texas, North Carolina, Arizona, Illinois, New Jersey, California, Georgia, Ohio, Michigan, Wisconsin, Pennsylvania, Missouri, Indiana, Tennessee, Kansas) for a total purchase price of approximately $851.3 million in the year ended December 31, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, financial services, manufacturing, education, printing, technology, telecommunications, insurance, energy, and aerospace, as described in more detail in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we owned 46 properties, as shown in the table below, encompassing approximately 11.0 million rentable square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700,000	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078,000
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660,000	176,000	100%	100%	Office/Laboratory	2022	2,587,000
Will Partners (3)	Monee, IL	World Kitchen, LLC	6/4/2010	26,305,000	700,200	—%	—%	Manufacturing/ Distribution	—	—
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360,000	320,800	100%	100%	Manufacturing/ Distribution	2020	887,000
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800,000	35,800	100%	100%	Office	2016	762,000
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850,000	169,800	100%	100%	Printing Facility/ Office	2022	1,216,000
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000,000	328,700	100%	100%	Office/ Flex Facility	2022	4,302,000
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000,000	155,800	100%	100%	Office/ Data Center	2019	3,201,000
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200,000	118,000	100%	100%	Engineering Facility	2025	2,887,000
TransDigm	Whippany, NJ	TransDigm (4)	5/31/2012	13,000,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,138,000
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100,000	131,000	100%	100%	Office	2024	1,340,000
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600,000	193,700	100%	100%	Manufacturing	2022	1,299,000
Northrop Grumman	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000,000	99,200	100%	100%	Office	2019	1,510,000
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650,000	145,900	100%	100%	Office	2022	2,193,000
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000,000	157,300	100%	100%	Office	2021	2,277,000
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000,000	70,100	100%	100%	Office	2017	972,000
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750,000	149,700	100%	100%	Office	2024	3,003,000
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188,000	198,900	100%	100%	Office	2025	2,575,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462,100	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758,000
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500,000	232,600	100%	100%	Office	2023	3,646,000
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540,000	214,200	100%	100%	Office	2025	2,186,000
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000,000	210,500	100%	100%	Office	2020	3,360,000
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250,000	81,600	100%	100%	Office	2027	1,829,000
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700,000	315,900	94%	100%	Office	2018	4,869,000
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000,000	250,000	50%/100%	100%	Office	2019	2,859,000
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000,000	265,100	100%	100%	Office	2025	4,245,000
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500,000	223,500	100%	100%	Office	2019	2,419,000
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500,000	78,200	100%	100%	Office	2019	939,000
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500,000	388,700	100%	100%	Office	2025	3,202,000
IBM	Dublin, OH	IBM	11/5/2013	37,300,000	322,700	88%	100%	Office	2020	4,118,000
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000,000	139,400	87%	94%	Office	2020	1,496,000
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350,000	253,300	98%	100%	Office	2024	2,926,000
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250,000	169,200	100%	100%	Office	2015	1,347,000
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500,000	177,800	17%	36%	Office	2024	702,000
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400,000	179,500	42%	80%	Office	2015	1,197,000
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000,000	229,600	100%	100%	Office	2019	2,124,000
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000,000	538,800	32%	90%	Office	2026	6,202,000
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500,000	114,100	100%	100%	Office	2017	2,266,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825,000	87,400	100%	100%	Office	2017	1,761,000
Northpointe Corporate Center II	Lynwood, WA	Vacant	11/5/2013	7,175,000	69,000	N/A	N/A	Office	N/A	—
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000,000	188,500	100%	100%	Office	2018	2,769,000
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100,000	102,000	100%	100%	Office	2024	1,454,000
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000,000	1,380,070	100%	100%	Industrial	2018	5,975,000
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (4)	1/14/2014	92,000,000	430,000	100%	100%	Office	2030	6,343,000
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825,000	131,850	100%	100%	Office	2023	2,130,000
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,668,500	157,000	100%	100%	Office	2021	4,135,000
				$1,401,008,600	10,993,620					$113,484,000

(1)
The weighted average occupancy including all tenants is approximately 90%. The recent decrease in our occupancy rate as a percentage of portfolio square feet is a direct result of the termination of the World Kitchen, LLC lease on January 24, 2014 as discussed below. However, the net rent payment of approximately $2.3 million represents only approximately 2% of our total portfolio annualized rent.

(2)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to March 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In June 2013, World Kitchen, LLC vacated the Will Partners property and on January 24, 2014, we executed a termination agreement with World Kitchen, LLC as discussed in Note 3, Real Estate to the consolidated financial statements. Though the lease was non-cancellable and did not expire until February 29, 2020, we felt it was necessary to assume control of the property to facilitate re-leasing efforts.

(4)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

(5)
In connection with the acquisition of the Farmers and General Electric properties, we were assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the “PILOT Program”) with the municipalities which own the underlying leased fee estate and subsequently leased the ground to us.  The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by us as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to us, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of our leasehold interest.  Upon termination of the lease, we have the obligation to purchase the land for a nominal amount.  The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the consolidated balance sheets.

We own fee simple interests in all of our properties except one property for which we own fee simple interests in the building and improvements subject to the respective ground lease.

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock, Preferred Units and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification; and

•	Loss Contingencies.

•	Related Party Transactions
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013.
Same Property Analysis
As of March 31, 2014, our "Same Property" portfolio consisted of 14 properties, encompassing approximately 3.3 million square feet, with an acquisition value of $325.2 million and annual net rent of $25.4 million (for the 12-month period subsequent to March 31, 2014). Our "Same Property" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 14 properties for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$5,961,578	$7,505,873	$(1,544,295)	(21)%
Property expense recoveries	1,147,836	1,186,941	(39,105)	(3)%
Asset management fees to affiliates	610,602	610,738	(136)	—%
Property management fees to affiliates	225,306	231,947	(6,641)	(3)%
Property operating expense	506,426	471,094	35,332	7%
Property tax expense	998,443	861,078	137,365	16%
Rental Income
The variance in rental income is primarily a result of the World Kitchen, LLC lease termination, which became effective on January 24, 2014. As a result of the termination, there was a decrease of approximately $0.4 million in base rent. Additionally, the unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) were written off during the three months ended March 31, 2014. The rental income for the three months ended March 31, 2014 does not include the $7.125 million termination fee, which is included in rental income on the consolidated statements of operations,
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance. The decrease in property expense recoveries is primarily the net result of the World Kitchen, LLC lease termination, which resulted in a decrease of approximately $0.2 million in property tax expense recovery offset by increases in the assessed property tax for certain properties, of which the Travelers and Health Net properties accounted for $0.1 million.
Property Management Fees to Affiliates
The property management fee decrease is a result of a $0.4 million decrease in base rent as a result of the World Kitchen, LLC lease termination, as discussed above, offset by base rent increases of approximately $0.1 million, primarily for the Renfro, LTI, and Travelers properties.
Property Operating Expense and Property Tax Expense
The increase in property operating expense and property tax expense is mainly attributed to an increase in property tax expense, which is a result of increases in the assessed property tax for certain properties, of which the Travelers and Northrop Grumman properties accounted for $0.1 million.
Total Property Analysis
As of March 31, 2013, we owned 16 properties, and, as shown in the table above, as of March 31, 2014 we owned 46 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months ended March 31, 2014 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Property analysis above for properties held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Three Months Ended March 31, 2014 and 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase	Percentage Change
	2014	2013
Rental income	$39,468,665	$8,179,245	$31,289,420	383%
Property expense recoveries	8,523,540	1,667,315	6,856,225	411%
Asset management fees to affiliates	2,522,055	666,500	1,855,555	278%
Property management fees to affiliates	1,211,753	266,177	945,576	355%
Property operating expense	6,812,513	767,207	6,045,306	788%
Property tax expense	5,224,513	970,055	4,254,458	439%
Acquisition fees and expenses to non-affiliates	714,696	255,779	458,917	179%
Acquisition fees and expenses to affiliates	6,734,805	1,170,000	5,564,805	476%
General and administrative expenses	1,270,984	588,968	682,016	116%
Depreciation and amortization	15,201,307	3,546,211	11,655,096	329%
Interest expense	5,572,487	2,708,794	2,863,693	106%
Rental Income
Rental income for the three months ended March 31, 2014 is comprised of rental income of $38.2 million, adjustments to straight-line contractual rent of $2.2 million and in-place lease valuation amortization of $(0.9) million. Rental income for the three months ended March 31, 2014 increased by $31.3 million compared to the same period a year ago as a result of (1) $0.3 million in higher rent collections related to the real estate acquired during the three months ended March 31, 2013, which includes one full quarter of activity compared to the same quarter in the prior year; (2) $21.6 million in higher rent collections related to the real estate acquired subsequent to March 31, 2013; (3) $4.0 million in additional rental income related to the real estate acquired during the three months ended March 31, 2014; (4) an approximately $7.1 million lease termination fee related to World Kitchen, LLC, the tenant previously occupying the Will Partners property; less (5) $0.4 million in rental income and $0.1 million in in-place lease valuation amortization and write offs of $0.3 million in deferred rent assets and $0.9 million in in-place lease valuation amortization, as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $6.9 million compared to the same period in the prior year as a result of (1) $1.9 million in property tax recoveries related to certain properties; and (2) $5.0 million increase in property expense recoveries for recoverable expenses primarily related to properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three months ended March 31, 2014 and 2013 totaled $3.7 million and $0.9 million, respectively. The total increase of $2.8 million compared to the same period a year ago is a result of (1) $1.6 million in asset management fees and $0.8 million in property management fees related to the acquisitions made during the year ended December 31, 2013; and (2) $0.3 million in asset management fees and $0.1 million in property management fees related to the properties acquired during the three months ended March 31, 2014.
Property Expenses
Property expenses for the three months ended March 31, 2014 and 2013 totaled $12.0 million and $1.7 million, respectively, consisting of property operating expenses, including property taxes and property insurance. The total increase of $10.3 million compared to the same period a year ago is a result of (1) $4.3 million in property taxes, of which $3.8 million relates to real estate acquired during the year ended December 31, 2013 and $0.4 million relates to real estate acquired during the three months ended March 31, 2014; (2) $0.1 million in ground lease rent expense for the Waste Management property which was acquired on January 16, 2014; (3) $4.9 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements (24 of our property leases contained such provisions compared to five leases in the same period in the prior year); and (4) $1.0 million in property operating expenses related to certain properties that were acquired subsequent to March 31, 2013 and are leased pursuant to full service gross leases in which we are responsible for all operating expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.7 million for the three months ended March 31, 2014, increased by $0.5 million compared to the three months ended March 31, 2013 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $6.7 million represent the acquisition fees and expense reimbursement earned by our Advisor for the four property acquisitions made in the current period totaling $224.5 million compared to the prior year in which acquisitions totaled $39.0 million.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2014 increased by $0.7 million compared to the same period a year ago due to increased operating activity. The $0.6 million increase is primarily due to the following: (1) an increase of $0.3 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.1 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.1 million in professional fees primarily for lease administration costs and increased tax fees; (4) an increase of $0.1 million relating to other corporate expenses such as technology expenses, directors' and officers' insurance expense, and organizational costs; and (5) $0.1 million in stock-based compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2014 consisted of depreciation of building and building improvements of our properties of $5.7 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $9.5 million. The increase of $11.6 million as compared to the three months ended March 31, 2013 is a result of additional depreciation and amortization of (1) $1.6 million related to the acquisitions made during the three months ended March 31, 2014; and (2) $10.0 million related to the acquisitions made during the year ended December 31, 2013, which includes three full months of activity compared to partial months of activity during the three months ended March 31, 2013, and three full months for acquisitions made subsequent to March 31, 2013.
Interest Expense
Interest expense for the three months ended March 31, 2014 increased by $2.9 million compared to the same period in 2013 due to the following: (1) $0.1 million in new mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate; (2) $1.0 million in new mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate, of which only one of the five properties served as collateral for the Key Bank Credit Facility for the same period in the prior year; (3) $1.4 million in additional interest expense as it relates to the KeyBank Term Loan, which was originated in November 2013, to acquire the Investment Grade Portfolio properties; (4) $0.2 million of unused commitment fees related to the KeyBank Credit Facility, which was paid in full during the current period; and (5) $0.2 million in additional amortization of deferred financing costs related to acquisitions made in the current period and the AIG Loan.

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
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
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

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,740,791	$(1,092,957)
Adjustments:
Distributions to redeemable preferred unit holders	(4,687,500)	—
Depreciation of building and improvements	5,651,040	1,528,347
Amortization of leasing costs and intangibles	9,550,267	2,017,864
Company's share of depreciation of building and improvements- unconsolidated entity	14,192	—
Company's share of amortization of intangible assets- unconsolidated entity	16,055	—
FFO	$13,284,845	$2,453,254
Reconciliation of FFO to MFFO
FFO	$13,284,845	$2,453,254
Adjustments:
Acquisition fees and expenses to non-affiliates	714,696	255,779
Acquisition fees and expenses to affiliates	6,734,805	1,170,000
Revenues in excess of cash received (straight-line rents)	(2,185,519)	(452,048)
Amortization of above/(below) market rent	935,341	(44,334)
Amortization of ground leasehold interests (below market)	5,767	—
Revenues in excess of cash received (financed termination fee)	(7,125,000)	—
Cash received related to termination fee	291,122	—
Company's share of revenues in excess of cash received (straight-line rents)- unconsolidated entity	(5,608)	—
Company's share of amortization of above/(below) market rent- unconsolidated entity	5,264	—
MFFO	$12,655,713	$3,382,651

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the KeyBank Term Loan and fixed rate and assumed mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with Starwood as discussed in Note 6, Equity. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from our Follow-On Offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any unused proceeds from our Follow-On Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

AIG Loan
On January 24, 2014, we, through five SPEs wholly owned by our Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop Grumman, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments of principal and interest thereafter.
KeyBank Term Loan
On November 5, 2013, we, through 17 borrower SPEs wholly-owned by our Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the 2013 Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties. The KeyBank Term Loan has a term of three years, maturing in November 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and requires monthly interest-only payments.
The KeyBank Term Loan was terminated on May 8, 2014 upon our entry into the Unsecured KeyBank Credit Facility. See Note 10, Subsequent Events, to the consolidated financial statements.
KeyBank Credit Facility
On June 13, 2013, we, through our Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and the other Lenders, pursuant to which the Lenders initially provided available financing commitments of $190.0 million of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, we may request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent will act on a best efforts basis to obtain such increases or additional commitments. As of March 31, 2014 the total commitment was increased to $335.0 million. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.
In connection with the acquisitions made during the three months ended March 31, 2014, we, through our Operating Partnership, made draws totaling $148.9 million under the KeyBank Credit Facility and repaid $193.4 million, $109.0 million of which was from the AIG Loan discussed below. As of March 31, 2014, there was no balance outstanding on the KeyBank Credit Facility, which is secured by certain properties. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments or the aggregate borrowing base availability less the outstanding balance.
The KeyBank Credit Facility was terminated on May 8, 2014 upon our entry into the Unsecured KeyBank Credit Facility. See Note 10, Subsequent Events, to the consolidated financial statements.
Midland Mortgage Loan

On February 28, 2013, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into a fixed-rate mortgage loan agreement with Midland National Life Insurance Company (the “Midland Mortgage Loan”), whereby certain properties, which previously served as security for the KeyBank Credit Facility, were refinanced in the amount of $105.6 million and now serve as collateral for the Midland Mortgage Loan. The Midland Mortgage Loan has a fixed interest rate of 3.94%, a term of 10 years and requires monthly interest-only payments for the first four years of the term, followed by principal and interest payments based on a 30-year amortization schedule with all remaining principal and unpaid interest due at maturity. The Midland Mortgage Loan is secured by a first lien on and individual security agreements with the Operating Partnership’s underlying interest in the SPEs owning certain properties, along with individual fixture filings, and assignments of leases, rents, income and profits related to each such property.

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

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of March 31, 2014. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances our Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our operating partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our Follow-On Offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with proceeds received in our Follow-On Offering and DRP Offering, and operating cash flows generated from our properties and other properties we acquire in the future. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.
Our cash and cash equivalent balances increased by approximately $224.6 million during the three months ended March 31, 2014 and were used in or provided by the following:
Operating Activities. During the three months ended March 31, 2014, we generated approximately $1.8 million of net cash from operating activities, compared to $2.1 million generated during the same period in 2013. The net income of $2.7 million in the current period is offset by (1) non-cash adjustments of $14.7 million (consisting of depreciation and amortization of $16.8 million, $0.1 million of stock-based compensation, lessdeferred rent of $2.2 million), which increased compared to the same period in 2013 in which the same non-cash adjustments totaled $3.6 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to March 31, 2013; and (2) cash used by working capital of $15.6 million compared to cash provided by working capital of $0.4 million for the three months ended March 31, 2013. The $15.2 million decrease in working capital is primarily due to (1) an $8.6 million increase in the change in other assets mainly due to a $10.3 million increase in equity sales, for which cash was received as of April 2, 2014, offset by a $1.9 million tenant reimbursement for the Atlanta Wildwood property; and (2) a $6.7 million increase related to a note receivable for the World Kitchen, LLC lease termination fee discussed in Note 3, Real Estate, to the consolidated financial statements.

Investing Activities. During the three months ended March 31, 2014, we used $221.4 million in cash for investing activities related to (1) $224.5 million for the acquisitions made in the current period; and (2) a $3.1 million decrease in real estate acquisition deposits.

Financing Activities. During the three months ended March 31, 2014, we generated $444.2 million in financing activities, compared to $59.7 million generated during the same period in 2013, an increase in cash provided by financing activities of $384.5 million. The increase in cash generated is the net result of a $643.1 million increase in the change in cash provided by financing activities compared to the prior year and a $258.6 million increase in the change in cash used in financing activities compared to the prior year. The $643.1 million increase is comprised of: (1) an increase of $126.1 million in proceeds from borrowings on the KeyBank Credit Facility discussed above; (2) an increase of $110.6 million in proceeds from borrowings on the AIG Loan discussed above; (3) $1.9 million in financing-related deposits that were paid in the prior year and applied at closing during the three months ended March 31, 2014; (4) an increase of $403.0 million in the issuance of common stock during the three months ended March 31, 2014, compared to the same period in 2013; (5) an increase of $1.4 million in the issuance of noncontrolling interests during the three months ended March 31, 2014; and (6) a decrease of $0.1 million in common stock repurchases. The $258.6 million increase in the change in cash used consists of the following: (1) a decrease of $105.6 million in proceeds from borrowings on the Midland Mortgage Loan discussed above; (2) an increase of $89.8 million in principal repayments on the KeyBank Credit Facility; (3) an increase of $55.0 million in principal repayments on the KeyBank Term Loan; (4) an increase of $0.4 million in deferred financing costs; and (5) an increase of $7.8 million in distribution payments to common stockholders, preferred unit holders and noncontrolling interests.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in our Follow-On Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
Distributions paid in cash — noncontrolling interests	$733,081			$2,675,196
Distributions paid in cash — redeemable noncontrolling interests (1)	90,895			366,441
Distributions paid in cash — common stockholders	4,246,397			7,730,534
Distributions paid in cash — preferred equity	4,687,500			1,354,167
Distributions reinvested (shares issued)	6,496,330			8,901,619
Total distributions	$16,254,203	(2)		$21,027,957
Source of distributions:
Cash flows provided by operations (3)	1,854,433		11%	$2,599,509	13%
Offering proceeds from issuance of common stock	7,903,440		49%	9,526,829	45%
Offering proceeds from issuance of common stock pursuant to the DRP	6,496,330		40%	8,901,619	42%
Total sources	$16,254,203		100%	$21,027,957	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the three months ended March 31, 2014) and noncontrolling interests (see consolidated statements of equity for the three months ended March 31, 2014) based on their respective ownership percentages as of March 31, 2014, as discussed in Note 6, Equity.

(2)
Total distributions declared but not paid as of March 31, 2014 were $2.2 million, $0.3 million and $1.6 million for common stockholders, noncontrolling interests, and preferred equity holders, respectively.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
For the three months ended March 31, 2014, we paid and declared distributions of approximately $11.7 million to common stockholders including shares issued pursuant to the DRP, and approximately $5.5 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO and MFFO for the three months ended March 31, 2014 of $13.3 million and $12.7 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014:

	Payments Due During the Years Ending December 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$506,798,181	$1,107,863	$40,140,907	$253,007,052	$212,542,359
Interest on outstanding debt obligations (2)	146,040,910	13,916,374	35,565,785	30,187,620	66,371,131
Ground lease obligations	35,337,240	135,303	360,808	396,888	34,444,241
Total	$688,176,331	$15,159,540	$76,067,500	$283,591,560	$313,357,731

(1)
Amounts include principal payments only. As of March 31, 2014, the total KeyBank Term Loan balance was $227.0 million and is due on November 5, 2018, assuming the two one-year extensions are exercised. The payments on our mortgage debt do not include the premium of $0.3 million.

(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2014.

Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of March 31, 2014, our debt consisted of (1) mortgage loans of $280.1 million, of which $63.8 million relates to property-specific mortgages, which include $0.3 million in debt premiums; and (2) the KeyBank Term Loan of $227.0 million. During the three months ended March 31, 2014, we obtained $148.9 million from the KeyBank Credit Facility to partially finance certain acquisitions discussed below. The draws on the KeyBank Credit Facility were paid in full on February 10, 2014. Also during the three months ended March 31, 2014, we obtained a fixed rate, 15-year loan with AIG for $110.64 million as discussed below, the proceeds of which were used to partially repay the KeyBank Credit Facility.
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
AIG Loan
In conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the AIG Loan for $110.64 million as discussed in Note 5, Debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.
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
KeyBank Credit Facility
As of March 31, 2014, there was no balance outstanding on the KeyBank Credit Facility, which is secured by the Comcast, Boeing, Cigna, Nokia, Fox Head, Caterpillar, DigitalGlobe, Waste Management, and BT Infonet properties. Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility is the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance. See Note 5, Debt, to the consolidated financial statements, for a detailed description of the KeyBank Credit Facility, which is subject to certain debt covenant requirements. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Credit Facility would have potentially increased by approximately $0.1 million for the three months ended March 31, 2014. As of March 31, 2014, we had interest rate cap agreements in place with a combined notional amount of $300.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%.
KeyBank Term Loan
To partially finance the acquisition of the Investment Grade Portfolio, we, through 17 borrower SPEs wholly-owned by our Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan is secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.
The KeyBank Term Loan bears interest at a rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate will be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Term Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the KeyBank Term Loan would have potentially increased by approximately $0.6 million for the three months ended March 31, 2014. As of March 31, 2014, the balance on the KeyBank Term Loan was $227.0 million, net of a $55.0 million repayment made on February 18, 2014.

Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, Starwood is entitled to monthly distributions calculated as follows:
From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined in Note 6, Equity, to the consolidated financial statements) per Preferred Unit;
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
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would have potentially increased by approximately $0.6 million for the three months ended March 31, 2014.

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

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of March 31, 2014 resulted in the following:

Common shares issued in our Public Offerings	96,290,432
Common shares issued in our Public Offerings pursuant to our DRP	1,977,745
Common shares redeemed in our SRP	(123,707)
Total common shares outstanding in our Public Offerings	98,144,470
Gross proceeds from our Public Offerings	$982,743,994
Gross proceeds from our Public Offerings from shares issued pursuant to our DRP	19,203,699
Total gross proceeds from our Public Offerings	1,001,947,693
Redemption of common shares pursuant to our SRP	(1,197,568)
Selling commissions and dealer manager fees paid	(94,744,144)
Reimbursement to our Advisor of O&O costs paid	(4,728,755)
Net proceeds paid from our Public Offerings	901,277,226
Reimbursement to our Advisor of O&O and other costs payable	(404,022)
Net proceeds from our Public Offerings	$900,873,204
The net offering proceeds raised in the Public Offerings, exclusive of the $224.6 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $263.3 million to repay a significant portion of the outstanding balance of the KeyBank Credit Facility during the three months ended March 31, 2014; (2) $178.4 million for certain property acquisitions paid at closing; (3) $92.1 million in payments on mezzanine and bridge loans used to acquire certain properties; (4) $67.1 million of various fees and reimbursements paid to affiliates; (5) $55.0 million to repay a portion of the outstanding balance of the KeyBank Term Loan during the three months ended March 31, 2014; (6) $14.7 million in deferred financing costs paid to lending banks; (7) $5.4 million in offering costs related to the preferred units issued as a result of the Investment Grade Portfolio acquisition during the year ended December 31, 2013; (8) $4.4 million for real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions and financing, which are included in real estate acquisition deposits and in other assets on the consolidated balance sheets; less (9) $3.6 million in additional proceeds as a result of the $105.6 million and $110.64 million in borrowing proceeds from the Midland Mortgage Loan and AIG Loan, respectively, both discussed in Note 5, Debt, to the consolidated financial statements, less the $103.6 and $109.0 million, respectively, used from those proceeds to repay a portion of the outstanding balance of the KeyBank Credit Facility.

(c)
As noted in Note 6, Equity – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program ("SRP") on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our share redemption programs has no set termination date, but our ability to redeem shares under the program is limited as described in the prospectus.

As of March 31, 2014 and December 31, 2013, $19.2 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $0.5 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014, we redeemed 26,747 shares of common stock for approximately $0.2 million at a weighted average price per share of $9.39. Since inception through March 31, 2014, the Company redeemed 123,707 shares of common stock for approximately $1.2 million at a weighted average price per share of $9.68 pursuant to the SRP. As of March 31, 2014, there were 51,924 shares totaling $0.5 million subject to redemption requests to be processed subsequent to March 31, 2014. On April 30, 2014, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.74. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended March 31, 2014, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2014	26,747	$9.39	26,747	(1)
February 28, 2014	—	N/A	—	—
March 31, 2014	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.2	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.3	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.4	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.5	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.6	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
10.7	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2014, Commission File No. 000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 15, 2014	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)