Form 10-Q
period 2014-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2014-08-08
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2014: 127,667,650 $0.001 par value per share.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$247,069,697	$10,407,283
Restricted cash	44,985,591	25,460,996
Real estate:
Land	241,091,684	145,922,555
Building and improvements	1,162,087,914	790,383,837
Tenant origination and absorption cost	365,895,346	246,516,745
Total real estate	1,769,074,944	1,182,823,137
Less: accumulated depreciation and amortization	(75,138,884)	(43,088,577)
Total real estate, net	1,693,936,060	1,139,734,560
Investment in unconsolidated entity	1,389,193	1,421,443
Intangible assets, net	26,261,995	16,710,157
Deferred rent	11,450,496	6,384,431
Deferred financing costs, net	12,756,625	8,955,188
Real estate acquisition deposits	—	4,100,000
Other assets, net	11,204,954	12,222,400
Total assets	$2,049,054,611	$1,225,396,458
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $2,011,794 and $313,583, respectively	$305,266,632	$169,847,544
KeyBank Credit Facility	—	44,499,848
KeyBank Term Loan	—	282,000,000
Unsecured Term Loan	300,000,000	—
Total debt	605,266,632	496,347,392
Restricted reserves	41,056,316	20,742,364
Accounts payable and other liabilities	21,711,084	16,536,360
Distributions payable	4,860,425	3,150,309
Due to affiliates	1,827,920	3,139,383
Below market leases, net	36,811,449	23,551,458
Total liabilities	711,533,826	563,467,266
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 units eligible towards redemption as of June 30, 2014 and December 31, 2013	250,000,000	250,000,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2014 and December 31, 2013	12,542,737	4,886,686
Common stock subject to redemption	30,741,619	12,469,155
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 127,295,023 and 49,893,502 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	1,302,100	507,502
Additional paid-in capital	1,130,234,036	433,644,356
Cumulative distributions	(59,549,092)	(26,683,182)
Accumulated deficit	(46,928,839)	(32,631,271)
Total stockholders’ equity	1,025,058,205	374,837,405
Noncontrolling interests	19,178,224	19,735,946
Total equity	1,044,236,429	394,573,351
Total liabilities and equity	$2,049,054,611	$1,225,396,458
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$38,149,346	$9,865,904	$77,618,011	$18,045,149
Property expense recoveries	9,135,488	2,452,744	17,659,028	4,120,059
Total revenue	47,284,834	12,318,648	95,277,039	22,165,208
Expenses:
Asset management fees to affiliates	2,940,449	825,577	5,462,504	1,492,077
Property management fees to affiliates	1,328,129	358,686	2,539,882	624,863
Property operating expense	6,916,196	1,121,643	13,784,145	1,888,850
Property tax expense	5,781,737	1,220,930	11,006,250	2,190,985
Acquisition fees and expenses to non-affiliates	2,171,266	609,218	2,885,962	864,997
Acquisition fees and expenses to affiliates	10,180,050	5,247,003	16,914,855	6,417,003
General and administrative expenses	1,978,826	784,822	3,194,374	1,373,790
Depreciation and amortization	16,885,109	4,417,791	32,086,416	7,964,002
Total expenses	48,181,762	14,585,670	87,874,388	22,816,567
Income (loss) from operations	(896,928)	(2,267,022)	7,402,651	(651,359)
Other income (expense):
Interest expense	(7,291,805)	(3,140,998)	(12,864,292)	(5,849,792)
Interest income	192,445	359	192,751	533
Gain on investment in unconsolidated entity	—	160,000	—	160,000
Gain (loss) from investment in unconsolidated entity	6,372	(21,419)	19,765	(21,419)
Net loss	(7,989,916)	(5,269,080)	(5,249,125)	(6,362,037)
Distributions to redeemable preferred unit holders	(4,739,583)	—	(9,427,083)	—
Less: Net loss attributable to noncontrolling interests	440,441	832,515	553,544	1,027,826
Net loss attributable to controlling interest	(12,289,058)	(4,436,565)	(14,122,664)	(5,334,211)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88,720)	(77,383)	(174,904)	(151,192)
Net loss attributable to common stockholders	$(12,377,778)	$(4,513,948)	$(14,297,568)	$(5,485,403)
Net loss attributable to common stockholders per share, basic and diluted	$(0.10)	$(0.23)	$(0.15)	$(0.31)
Weighted average number of common shares outstanding, basic and diluted	122,833,322	19,954,131	96,130,980	17,918,600
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2012	13,376,868	$133,565	$112,794,444	$(9,192,318)	$(7,966,871)	$95,768,820	$17,511,838	$113,280,658
Gross proceeds from issuance of common stock	35,666,880	365,650	365,284,546	—	—	365,650,196	—	365,650,196
Discount on issuance of common stock	—	—	(909,983)	—	—	(909,983)	—	(909,983)
Offering costs including dealer manager fees to affiliates	—	—	(37,761,110)	—	—	(37,761,110)	—	(37,761,110)
Distributions to common stockholders	—	—	—	(8,589,245)	—	(8,589,245)	—	(8,589,245)
Issuance of shares for distribution reinvestment plan	912,214	8,902	8,892,717	(8,901,619)	—	—	—	—
Repurchase of common stock	(62,460)	(615)	(613,913)	—	—	(614,528)	—	(614,528)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(8,901,619)	—	—	(8,901,619)	—	(8,901,619)
Contribution from noncontrolling interest	—	—	239,268			239,268	8,095,303	8,334,571
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,730,432)	(2,730,432)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(49,245)	(49,245)
Offering costs on preferred equity	—	—	(5,379,994)	—	—	(5,379,994)	—	(5,379,994)
Net loss	—	—	—	—	(24,664,400)	(24,664,400)	(3,091,518)	(27,755,918)
BALANCE December 31, 2013	49,893,502	$507,502	$433,644,356	$(26,683,182)	$(32,631,271)	$374,837,405	$19,735,946	$394,573,351
Gross proceeds from issuance of common stock	75,547,044	776,624	775,846,979	—	—	776,623,603	—	776,623,603
Issuance of vested restricted common stock	10,000	102	102,698	—	—	102,800	—	102,800
Amortization of restricted common stock compensation	—	2	1,710	—	—	1,712	—	1,712
Discount on issuance of common stock	—	—	(1,888,919)	—	—	(1,888,919)	—	(1,888,919)
Offering costs including dealer manager fees to affiliates	—	—	(76,563,783)	—	—	(76,563,783)	—	(76,563,783)
Distributions to common stockholders	—	—	—	(14,076,756)	—	(14,076,756)	—	(14,076,756)
Issuance of shares for distribution reinvestment plan	1,923,148	18,621	18,770,533	(18,789,154)	—	—	—	—
Repurchase of common stock	(78,671)	(751)	(749,737)	—	—	(750,488)	—	(750,488)
Additions to common stock subject to redemption	—	—	(18,789,154)	—	—	(18,789,154)	—	(18,789,154)
Issuance of limited partnership units	—	—	(140,647)	—	—	(140,647)	1,504,376	1,363,729
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,500,661)	(1,500,661)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(7,893)	(7,893)
Net loss	—	—	—	—	(14,297,568)	(14,297,568)	(553,544)	(14,851,112)
BALANCE June 30, 2014	127,295,023	$1,302,100	$1,130,234,036	$(59,549,092)	$(46,928,839)	$1,025,058,205	$19,178,224	$1,044,236,429
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net loss	$(5,249,125)	$(6,362,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	12,305,475	3,463,912
Amortization of leasing costs and intangibles, including ground leasehold interests	19,793,442	4,500,090
Amortization of above and below market leases	785,201	(137,192)
Amortization of deferred financing costs	2,704,270	909,479
Amortization of debt premium	(101,215)	(69,133)
Deferred rent	(5,066,065)	(1,000,779)
Income (loss) from investment in unconsolidated entity	(19,765)	21,419
Stock-based compensation	104,512	—
Distributions of income from investment in unconsolidated entity	19,765	11,664
Gain on investment in unconsolidated entity	—	(160,000)
Change in operating assets and liabilities:
Other assets	5,122,346	(93,788)
Termination fee revenue receivable from tenant, net	(6,446,309)	—
Rent collections received in restricted cash collateral account	494,168	(2,189,287)
Operating reserves	2,702,707	19,211
Restricted reserves for tenant improvements	(2,407,518)	—
Accounts payable and other liabilities	3,057,364	2,478,372
Due to affiliates, net	(1,311,463)	753,179
Net cash provided by operating activities	26,487,790	2,145,110
Investing Activities:
Acquisition of properties, net	(539,956,694)	(205,165,529)
Real estate acquisition deposits	4,100,000	250,000
Improvements to real estate	(337,231)	(11,926)
Payments for construction-in-progress	(518,110)	—
Construction-in-progress costs- real estate development	(1,657,809)	—
Construction-in-progress costs to be paid- real estate development	1,600,670	—
Land acquisition- real estate development	(15,200,279)	—
Noncontrolling interest- real estate development	7,656,051
Investment in unconsolidated entity	—	(1,440,000)
Distributions of capital from investment in unconsolidated entity	32,250	—
Net cash used in investing activities	(544,281,152)	(206,367,455)
Financing Activities:
Proceeds from borrowings - KeyBank Credit Facility	148,900,000	129,200,000
Proceeds from borrowings - Mortgage Debt	110,640,000	105,600,000
Proceeds from borrowings - Unsecured Term Loan	300,000,000	—
Principal payoff of secured indebtedness - KeyBank Credit Facility	(193,399,848)	(103,630,152)
Principal payoff of secured indebtedness - KeyBank Term Loan	(282,000,000)	—
Principal amortization payments on secured indebtedness	(790,930)	(692,882)
Deferred financing costs	(6,505,707)	(3,271,488)
Financing deposits	2,305,300	—
Issuance of common stock, net	698,170,901	78,810,212
Issuance of noncontrolling interests, net of offering costs	1,363,729	—
Repurchase of common stock	(750,488)	(479,687)
Dividends paid on preferred units subject to redemption	(9,479,166)	—
Distributions to noncontrolling interests	(1,684,292)	(1,361,467)
Distributions to common stockholders	(12,313,723)	(2,914,630)
Net cash provided by financing activities	754,455,776	201,259,906
Net increase in cash and cash equivalents	236,662,414	(2,962,439)
Cash and cash equivalents at the beginning of the period	10,407,283	5,672,611
Cash and cash equivalents at the end of the period	$247,069,697	$2,710,172
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,655,246	$3,968,557
Restricted cash- assumed upon acquisition of real estate assets	21,500,000	3,139,420
Supplemental Disclosures of Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $1,799,426 and $0, respectively	$23,842,505	$—
Noncontrolling interest in real estate development	$7,656,051	$—
Increase (decrease) in distributions payable to noncontrolling interests	$(833)	$51,774
Increase in distributions payable to common stockholders	$1,763,033	$223,043
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$174,904	$151,192
Common stock issued pursuant to the distribution reinvestment plan	$18,789,154	$2,968,921
Common stock redemptions funded subsequent to period-end	$761,164	$56,617
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Griffin Capital Corporation, a California corporation (the “Sponsor”), has sponsored the Company’s Public Offerings. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation.
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
On April 25, 2013, the Company terminated its Initial Public Offering having issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum amount of offering proceeds was expected to have been reached. On May 9, 2014 the transfer agent completed the reconciliation of the subscriptions concluding that the Company had issued 108,022,106 shares of the Company’s common stock for gross proceeds of approximately $1.1 billion from April 26, 2013 through April 22, 2014, including shares issued pursuant to the DRP.
As of June 30, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering and the Public Offerings. There were 127,295,023 shares outstanding at June 30, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of June 30, 2014

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

and December 31, 2013, the Company had issued $31.5 million and $12.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $0.8 million and $0.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 6, Equity — Share Redemption Program. Since inception, the Company had redeemed $1.7 million of common stock pursuant to the share redemption plan as of June 30, 2014.
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
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2014, the Company owned approximately 81% of the limited partnership units of the Operating Partnership (approximately 96% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 17% of the limited partnership units were owned by third parties, of which approximately 16% represented the preferred unit investment as discussed in Note 6, Equity. No limited partnership units of the Operating Partnership have been redeemed during the six months ended June 30, 2014 and year ended December 31, 2013. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2014.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2014 and December 31, 2013.
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
Restricted Cash
In conjunction with the contribution of certain assets, or as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, the Company assumed or funded, respectively, reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance (see Note 3, Real Estate). As of June 30, 2014 and December 31, 2013, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $45.0 million and $25.5 million, respectively. The balance as of June 30, 2014 includes $1.2 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan and certain rent abatement and re-tenanting costs associated with the Investment Grade Portfolio as discussed in Note 3, Real Estate.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and six months ended June 30, 2014 totaled $12.4 million and $19.8 million, respectively.
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
June 30, 2014
(unaudited)

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income. As of June 30, 2014, there were certain acquisitions made during the six months ended June 30, 2014 in which the purchase price allocation was not finalized and was accordingly booked based upon an estimate and is subject to finalization in a future period not to exceed one year from the date of acquisitions.
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

Buildings	40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant origination and absorption cost	Remaining contractual lease term
In-place lease valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
Depreciation expense for buildings and improvements for the three and six months ended June 30, 2014 were $6.7 million and $12.3 million, respectively, and for the three and six months ended June 30, 2013 were $2.0 million, and $3.5 million, respectively.
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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2014 and December 31, 2013, the Company did not record any impairment charges related to its real estate assets or intangible assets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property on January 16, 2014. The ground lease has a remaining term of 82 years, expiring on December 31, 2095. See Note 3, Real Estate.

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

Investments in Unconsolidated Entities

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor, acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future, one which it may exercise at any point after the beneficial owners have held their interest in the DST for at least one year. Upon the Operating Partnership's exercise of the exchange right, the beneficial owner will have the right to exchange their interest in the DST for units of the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership such exchange will be dilutive to the existing limited partnership unit holders. The Operating Partnership has not exercised the exchange right effective with the completion of the required one year hold period. As of June 30, 2014, the investment balance totaled approximately $1.4 million. See Note 4, Investments.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Investments in Joint Ventures

Effective June 16, 2014, WRRH Patterson, LLC (an affiliate of Weeks Robinson Properties) and Griffin Capital JVII Patterson, LLC, a wholly-owned special purpose entity ("SPE") of the Operating Partnership, entered into an operating agreement as Managing Member and Investor Member, respectively, for purposes of forming WR Griffin Patterson, LLC ("WR Griffin"). WR Griffin's purpose is to acquire, own, develop, construct, and otherwise invest and manage a development project located in Patterson, California (the "Project") in which a warehouse and distribution facility consisting of approximately 1.5 million square feet will be developed and constructed (the "Restoration Hardware" property). The Restoration Hardware property is leased to Restoration Hardware, Inc. and Restoration Hardware Holdings, Inc. as co-tenants (collectively, "Restoration Hardware") pursuant to a 15-year triple-net lease, obligating Restoration Hardware to all costs and expenses to operate and maintain the property, including certain capital expenditures. The lease term commences upon completion of the project, which is expected to occur in the first half of 2015. The business and affairs of WR Griffin will be managed by the Managing Member. However, all major decisions, as provided in the operating agreement, must be approved by both the Managing Member and Investor Member. Additionally, upon completion of the Project, the membership interest of the Managing Member will be purchased by the Investor Member.

On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC, ("Weeks Robinson") to develop and construct the Restoration Hardware property. On June 20, 2014, the land on which the property will be constructed was purchased by WR Griffin for approximately $15.0 million, including closing costs. The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company consolidated the interest and included the following balances on its consolidated balance sheet as of June 30, 2014. See Note 3, Real Estate.

June 30, 2014
Cash on hand	$54,684
Construction in progress paid	1,657,809
Construction in progress payable	(1,600,670)
Land	15,200,279
Noncontrolling interest	(7,656,051)
Total investment	$7,656,051

Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of June 30, 2014, there were certain leases that provide for contingent rental income, which made up $0.01 million and $0.02 million of total rental income for the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2014, the Company recognized deferred rent from tenants of $2.9 million and $5.1 million, respectively, and during the three and six months ended June 30, 2013, $0.5 million and $1.0 million, respectively. As of June 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $11.5 million and $6.4 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional rents received from certain tenants to recover certain operating and capital expenses, including property maintenance and services, property taxes and insurance (collectively “Recoverable Expenses”), is recognized as revenue when the additional rent is due, pursuant to the lease. Tenant reimbursement amounts are determined based on the Company's estimate of Recoverable Expenses for the year, pro rated to each tenant based on leased square footage of the property. The Company collects the estimated Recoverable Expenses in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2013, the Company estimated that approximately $0.2 million, net, was over collected, which amount is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013. Final reconciliations of various properties resulted in an additional $0.1 million in over collections that were included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets as of June 30, 2014 for a total of $0.3 million. These over payments will be refunded to the tenant either by a credit to contractual rent payments or as a disbursement from operating cash flow.

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
Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) may not exceed 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceed such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminate or are completed, the Advisor must reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of closing of the Follow-On Offering, organizational and offering costs were 2.3% and 0.3% of gross offering proceeds, excluding sales commissions and dealer manager fees, for the Initial Public Offering and the Follow-On Offering, respectively, and 11.9% and 10.1%, including sales commissions and dealer manager fees for the Initial Public Offering and the Follow-On Offering, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	June 30, 2014	December 31, 2013
Cumulative offering costs- Private and Public Offerings	$130,478,478	$53,914,695
Cumulative organizational costs- Private and Public Offerings	$805,570	$552,442
Organizational and offering costs advanced by and due to the Advisor (1)	$21,663	$279,570

(1)	As of June 30, 2014 and December 31, 2013, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amortization expense for the three and six months ended June 30, 2014 were $2.0 million and $2.7 million, respectively, including approximately $1.8 million of write-offs related to the refinancing through the AIG loan and the KeyBank Credit Facility and KeyBank Term Loan, which were both terminated in conjunction with the execution of the Unsecured Term Loan on May 8, 2014. Amortization expense for the three and six months ended June 30, 2013 were $0.4 million and $0.9 million, respectively, including $0.3 million of write-offs related to the refinancing through the Midland Mortgage Loan. The Company’s deferred financing costs balance as of June 30, 2014 is comprised of financing costs incurred for the loan assumption related to the Ace Hardware property acquisition, Unsecured Term Loan, Midland Mortgage Loan and AIG Loan, discussed in Note 5, Debt. As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs, net of accumulated amortization, were $12.8 million and $9.0 million, respectively.
Other Assets

Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions, net of amortization. Non-tenant receivables primarily consist of a $6.4 million termination fee, net of $0.3 million in collections, as a result of the lease termination with World Kitchen, LLC on January 24, 2014, which was financed over approximately 5.5 years at 5.5%. Prepaid expenses will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations. Deferred leasing costs totaled $2.0 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively. Amortization expense on leasing commissions was less than $0.03 million and $0.04 million for the three and six months ended June 30, 2014. There was no amortization expense for the three and six months ended June 30, 2013.

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
June 30, 2014
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
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and started recognizing compensation expense for the 1,000 shares of restricted stock granted and subject to the vesting period. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares. As a result of these issuances, the Company incurred approximately $0.1 million of stock-based compensation expense during the three and six months ended June 30, 2014, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2014, consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2014 and December 31, 2013, including the Unsecured Term Loan, which was executed on May 8, 2014 and the Ace Hardware mortgage debt, which was recorded at fair value with a premium of $1.8 million as of the date of acquisition on April 24, 2014. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2014 and year ended December 31, 2013.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$21,094,318	$19,798,855	$21,213,722	$19,958,225
Emporia Partners	$4,558,975	$4,277,137	$4,668,597	$4,442,140
LTI (1)	$33,132,141	$32,477,844	$33,387,920	$32,822,202
TransDigm (2)	$6,830,601	$6,644,233	$6,888,864	$6,711,394
Midland Mortgage Loan	$101,180,439	$105,600,000	$100,049,130	$105,600,000
AIG Loan	$116,440,985	$110,640,000	$—	$—

(1)	The carrying value does not include the debt premium of $0.1 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	The carrying value does not include the debt premium of $0.1 million as of June 30, 2014 and December 31, 2013.

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
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2014 the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2014 and December 31, 2013, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended June 30, 2014. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Updated ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company is required to adopt the provisions in ASU No. 2014-08 no later than January 1, 2015. The Company expects the adoption thereof to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.
  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

3.	Real Estate
As of June 30, 2014, the Company’s real estate portfolio consisted of 53 properties in 19 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.7 billion, including the allocation of the purchase price to above and below-market lease valuation.
2014 Acquisitions
During the six months ended June 30, 2014, the Company acquired eleven properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $563.8 million as shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	Mortgage Debt (3)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (4)
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	$57,000,000	1,380,070	$1,710,000	$56,900,000	$—	2018	$5,992,000
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (5)	1/14/2014	92,000,000	430,000	2,760,000	92,000,000	—	2030	6,343,000
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825,000	131,850	684,750	—	—	2023	1,999,000
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,668,500	157,000	1,580,055	—	—	2021	4,155,000
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600,000	249,400	2,898,000	—	—	2029	6,307,000
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000,000	206,000	1,110,000	—	23,842,505	2024	2,833,000
Equifax	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200,000	94,000	426,000	—	—	2023	1,081,000
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000,000	337,400	1,530,000	—	—	2019	3,773,000
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100,000	207,900	2,703,000	—	—	2020	5,846,000
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200,000	224,600	996,000	—	—	2024	2,411,000
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235,000	83,200	517,050	—	—	2025	1,206,000
				$563,828,500	3,501,420	$16,914,855	$148,900,000	$23,842,505		$41,946,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5%, of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents borrowings from the KeyBank Credit Facility discussed in Note 5, Debt. Any remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)	Represents loan assumption related to the Ace Hardware property (the "Ace Hardware mortgage debt"), see Note 5, Debt.

(4)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to June 30, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligation under its lease agreement during the next 12 months. Total rental income received for the Wyndham Worldwide, Ace Hardware, Equifax, American Express, SoftBank, Vanguard, and Parallon properties for the three months ended June 30, 2014 was $1.3 million, $0.5 million, $0.2 million, $0.4 million, $0.6 million, $0.1 million, and $0.02 million, based on an acquisition date of April 23, 2014, April 24, 2014, May 20, 2014, May 22, 2014, May 28, 2014, June 19, 2014, and June 25, 2014, respectively.

(5)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

The following summarizes the purchase price allocation of the 2014 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Ground leasehold interests- below market	Debt premium	Total
Caterpillar	$6,000,000	$37,903,506	$8,607,130	$4,489,364	$—	$—	$57,000,000
Digital Globe	8,600,000	52,145,256	31,254,744	—	—	—	$92,000,000
Waste Management (1)	—	11,757,412	4,757,605	4,055,641	2,254,342	—	$22,825,000
BT Infonet	9,800,000	34,244,179	7,238,556	1,385,765	—	—	$52,668,500
Wyndham Worldwide	6,200,000	76,333,376	14,819,250	(752,626)	—	—	$96,600,000
Ace Hardware (2)	6,500,000	26,381,083	7,742,944	(1,824,601)	—	(1,799,426)	$37,000,000
Equifax	1,850,000	7,971,185	4,737,820	(359,005)	—	—	$14,200,000
American Express	15,000,000	32,096,295	13,796,341	(9,892,636)	—	—	$51,000,000
SoftBank	22,788,850	53,944,995	15,004,689	(1,638,534)	—	—	$90,100,000
Vanguard	2,230,000	23,685,082	7,376,433	(91,515)	—	—	$33,200,000
Parallon	1,000,000	12,728,557	4,043,089	(536,646)	—	—	$17,235,000
Total property acquisitions	$79,968,850	$369,190,926	$119,378,601	$(5,164,793)	$2,254,342	$(1,799,426)	$563,828,500
Restoration Hardware (3)	15,200,279	1,657,809	—	—	—	—	—
Total	$95,169,129	$370,848,735	$119,378,601	$(5,164,793)	$2,254,342	$(1,799,426)	$563,828,500

(1)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(2)	As of June 30, 2014, the purchase price allocation for the Ace Hardware property acquisition had not been finalized.

(3)
Represents the purchase of land and construction-in-progress costs related to a joint venture for real estate development as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2014 had been included in operations as of January 1, 2013. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$51,605,991	$26,063,842	$109,317,189	$49,655,598
Net income (loss)	$5,433,798	$(13,732,498)	$18,152,319	$(18,103,970)
Net income (loss) attributable to noncontrolling interests	$188,009	$(2,485,582)	$795,072	$(3,575,534)
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(88,720)	$(77,383)	$(174,904)	$(151,192)
Net income (loss) attributable to common stockholders (1)	$845,587	$(16,295,463)	$14,084,987	$(21,830,696)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.01	$(0.82)	$0.15	$(1.22)

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The lease expirations of the Company’s 53 properties range from 2014 to 2030. The future minimum net rent payments pursuant to the lease terms are shown in the table below.

2014	76,195,797
2015	153,529,674
2016	157,530,076
2017	158,125,367
2018	150,085,512
Thereafter	688,767,249
Total	$1,384,233,675

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to June 30, 2014, pursuant to the respective in-place leases, was greater than 5% as of June 30, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2014, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
California	$19,142,000	6	14.1%
Illinois	14,917,000	6	10.9
Arizona	12,195,000	4	9.0
Ohio	12,183,000	5	9.0
Georgia	11,638,000	3	8.6
New Jersey	11,460,000	4	8.4
Colorado	11,212,000	4	8.2
Texas	7,741,000	3	5.7
All others (1)	35,533,000	18	26.1
Total	$136,021,000	53	100%
(1) All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2014, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$38,739,000	16	28.5%
Finance & Insurance	32,007,000	24	23.5
Information (2)	16,521,000	5	12.1
Professional, Scientific & Technical Services (3)	11,297,000	6	8.3
Wholesale Trade (4)	8,926,000	3	6.6
All others (5)	28,531,000	17	21.0
Total	$136,021,000	71	100%

(1) Industry classification based on the 2012 North American Industry Classification System.
(2) Includes Telecommunications.
(3) Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.
(4) Includes, but is not limited to: Machinery, Equipment, and Supplies Merchant Wholesalers; Professional and Commercial Equipment and Supplies Merchant Wholesalers; Household Appliances and Electrical and Electronic Goods Merchant Wholesalers; Paper and Paper Product Merchant Wholesalers; and Apparel, Piece Goods, and Notions Merchant Wholesalers.
(5) All others account for less than 5% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2014 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$20,000	1	5,000	—%
2015	1,252,000	5	349,700	0.9%
2016	1,105,000	4	109,800	0.8%
2017	5,125,000	4	276,600	3.8%
2018	17,684,000	9	2,248,170	13.0%
2019	16,153,000	9	1,289,700	11.9%
2020	15,588,000	6	1,900,500	11.4%
2021	9,091,000	4	892,800	6.7%
2022	11,634,000	5	1,014,100	8.6%
2023	8,945,000	5	553,450	6.6%
2024	15,428,000	8	1,317,400	11.3%
2025	17,178,000	7	1,314,100	12.6%
2026	2,316,000	1	294,800	1.7%
2027	1,852,000	1	81,600	1.4%
2029	6,307,000	1	249,400	4.6%
2030	6,343,000	1	430,000	4.7%
Vacant	—	—	69,000	—%
Total	$136,021,000	71	12,396,120	100%
Tenant Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
In June 2013, World Kitchen, LLC vacated the Will Partners property located in Monee, Illinois (a manufacturing and distribution facility) but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term. As of June 30, 2014, $0.3 million had been collected resulting in a net balance of $6.4 million. In return the Company released World Kitchen, LLC from any and all obligations under the lease in-place. Upon the execution of the termination agreement KeyBank released the property as collateral of the Key Bank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated Key Bank Credit Agreement.  The Company’s property manager is actively involved in finding an appropriate replacement tenant. During the six months ended June 30, 2014, and as a result of the termination, the Company wrote off approximately $0.9 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.

On February 3, 2014, Life Technologies Corporation, the tenant occupying the LTI property, was acquired by Thermo Fisher Scientific.  Thermo Fisher is a public company (NYSE: TMO) focused on providing precision laboratory equipment

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

used in healthcare, scientific research, safety and education. Life Technologies Corporation is now a wholly-owned subsidiary of Thermo Fisher and remains on the lease.  It is now referred to as the Life Sciences Solutions Group (LSG), Thermo Fisher Scientific.
Tenant security deposits as of June 30, 2014 and December 31, 2013, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.3 million and $0.07 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of June 30, 2014 and December 31, 2013 totaled $0.4 million and $0.9 million, respectively.
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

	Balance June 30, 2014	Balance December 31, 2013
In-place lease valuation (above market)	$28,611,409	$18,680,639
In-place lease valuation (above market)- accumulated amortization	(4,591,255)	(1,970,482)
In-place lease valuation (above market), net	24,020,154	16,710,157
Ground leasehold interest (below market)	2,254,342	—
Ground leasehold interest (below market)- accumulated amortization	(12,501)	—
Ground leasehold interest (below market), net	2,241,841	—
Intangible assets, net	$26,261,995	$16,710,157
In-place lease valuation (below market)	$(41,803,923)	$(26,708,360)
In-place lease valuation (below market)- accumulated amortization	4,992,474	3,156,902
In-place lease valuation (below market), net	$(36,811,449)	$(23,551,458)
Tenant origination and absorption cost	$365,895,346	$246,516,745
Tenant origination and absorption cost- accumulated amortization	(42,678,347)	(22,933,515)
Tenant origination and absorption cost, net	$323,216,999	$223,583,230

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.1 years and 7.7 years as of June 30, 2014 and December 31, 2013, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the six months ended June 30,
	2014	2013
In-place lease valuation, net	$(785,201)	$137,192
Tenant origination and absorption cost	$19,744,832	$4,500,090
Ground leasehold interest (below market)	$12,501	$—
As of June 30, 2014, annual amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(1.8) million and $43.8 million, respectively, each year for the next five years. As of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

December 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.9) million and $35.3 million, respectively, each year for the next five years.
Restricted Cash
As part of certain acquisitions and contributions, or as required by certain lenders, the Company has assumed or established certain building and tenant improvement or rent abatement reserves, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

Description	Balance December 31, 2013	Additions	Deductions	Balance June 30, 2014
Rent abatement reserves (1)	$4,333,842	—	$(3,504,311)	$829,531
Tenant improvement reserves (2)	18,722,721	27,625,292	(4,317,003)	42,031,010
Midland Mortgage Loan repairs reserves (3)	453,371	158	—	453,529
Real estate tax reserve (Emporia Partners) (4)	41,224	5,346	—	46,570
Property insurance reserve (Emporia Partners) (4)	204,175	204,281	—	408,456
Restricted deposits (5)	10,000	5,000	—	15,000
Midland Mortgage Loan restricted lockbox (6)	1,695,663	1,201,495	(1,695,663)	1,201,495
Total	$25,460,996	$29,041,572	$(9,516,977)	$44,985,591

(1)	Represents a rent abatement escrow funded by the seller for base rent as specified per the terms of the lease. Deductions represent rent earned during the period for certain properties.

(2)
Additions represent tenant improvement reserves either funded by the seller or the Company and held by the lender for acquisitions made in the current period. The most significant of these reserves is $21.5 million and $4.3 million for the Digital Globe tenant improvements and tenant improvements for a new lease executed at an existing property, respectively. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(3)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt. Additions represent interest earned during the period.

(4)	Additions represent monthly funding by the tenant during the current period.

(5)	Addition represents a required impressed balance in the lender-controlled account for the Ace Hardware property which was acquired during the current period.

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
On April 12, 2013, the Company purchased a 10% beneficial ownership interest in a DST that is sponsored by an affiliate of the Company. As of June 30, 2014, the investment balance totaled approximately $1.4 million, adjusted for the Company’s share of net earnings or losses and reduced by distributions as shown below. See Note 2, Equity Investments.

	Balance June 30, 2014	Balance December 31, 2013
Investment in unconsolidated entity	$1,421,443	$1,600,000
Net income (loss)	19,765	(106,227)
Distributions	(52,015)	(72,330)
Total	$1,389,193	$1,421,443

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

5.	Debt
As of June 30, 2014 and December 31, 2013, the Company’s debt consisted of the following:

	Balance as of June 30, 2014	Balance as of December 31, 2013	Contractual Interest Rate as of June 30, 2014 (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,798,855	$19,958,225	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,277,137	4,442,140	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	32,477,844	32,822,202	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	143,152	186,092	—		—	—
TransDigm Mortgage Loan	6,644,233	6,711,394	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	101,298	127,491	—		—	—
Ace Hardware Mortgage Loan	23,816,769	—	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,767,344	—	5.588%		—	—
Midland Mortgage Loan	105,600,000	105,600,000	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640,000	—	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
Mortgage Loan Total	305,266,632	169,847,544
KeyBank Credit Facility	—	44,499,848	2.16%	(2)	Interest Only	June 2018 (3)
KeyBank Term Loan	—	282,000,000	2.16%	(2)	Interest Only	November 2018 (3)
Unsecured Term Loan	300,000,000	—	1.61%	(4)	Interest Only	May 2019
Total	$605,266,632	$496,347,392

(1)	The weighted average interest rate as of June 30, 2014 was approximately 3.3% for the Company’s fixed-rate and variable-rate debt combined and 4.9% for the Company’s fixed-rate debt only.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 2.00%. As of June 30, 2014, the LIBO Rate was 0.16%.

(3)	As discussed below, the KeyBank Credit Facility and Term Loan were both terminated on May 8, 2014.

(4)	As discussed below, the interest rate is a one-month LIBO Rate + 1.45%. As of June 30, 2014, the LIBO Rate was 0.16%.

KeyBank Credit Facility
On June 13, 2013, the Company, through the Operating Partnership, and seven of its wholly-owned property-owning SPEs, entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank National Association ("KeyBank"), as administrative agent, Bank of America as syndication agent, and a syndicate of lenders (collectively, the “Lenders”), pursuant to which the Lenders initially provided available financing commitments of $190.0 million, of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

years under the term of the Second Restated KeyBank Credit Agreement, the Company could request additional commitments up to the $400.0 million available Credit Facility, and the administrative agent would act on a best efforts basis to obtain such increases or additional commitments. Availability under the Second Restated KeyBank Credit Agreement was limited to the lesser of certain loan-to-value and debt service coverage ratio ("DSCR") calculations set forth in the Second Restated KeyBank Credit Agreement. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility was the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance.
Under the terms of the Second Restated KeyBank Credit Agreement, the Company had the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Second Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus (i) 1.75%, assuming a leverage ratio of less than 50%, (ii) 2.00% assuming a leverage ratio of 50% to 55%, (iii) 2.25% assuming a leverage ratio of 55% to 60%, and (iv) 2.50% assuming a leverage ratio greater than 60% (“LIBOR-based”), or (b) an alternate base rate, which is the greater of the (i) Prime Rate, or (ii) Federal Funds Rate plus 0.50%.
On January 24, 2014, a principal payment in the amount of $109.0 million was made on the KeyBank Credit Facility in conjunction with a refinancing whereby five properties, which previously served as security for the KeyBank Credit Facility became collateral for the AIG Loan discussed below. In connection with the acquisitions during the six months ended June 30, 2014, the Company, through the Operating Partnership, made draws totaling $148.9 million under the KeyBank Credit Facility and repaid $193.4 million, which includes the $109.0 million repaid in conjunction with the AIG Loan.
The KeyBank Credit Facility was terminated on May 8, 2014, at which time there was no outstanding balance, upon execution of the Unsecured Credit Agreement discussed below. The properties serving as collateral under the loan were released as collateral.
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
KeyBank Term Loan
On November 5, 2013, the Company, through 18 borrower SPEs wholly-owned by the Operating Partnership, entered into a loan agreement with KeyBank to partially finance the acquisition of the properties comprising the Investment Grade Portfolio whereby a $300.0 million term loan was obtained (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million available to draw upon for specific future projected tenant improvements and leasing costs for the properties comprised in the Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan was secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties.
The KeyBank Term Loan had an interest rate of LIBO plus 2.0%, or Base Rate plus 1.0%, where Base Rate would be the greater of (i) Agent Prime or (ii) the Fed Funds plus 0.50%. The KeyBank Term Loan had a term of three years, maturing on November 5, 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and required monthly interest-only payments.
The KeyBank Term Loan was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement discussed below. The properties serving as collateral under the loan were released as collateral.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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
Unsecured Credit Facility
On May 8, 2014, the Company, through the Operating Partnership, entered into an unsecured credit agreement (the “Unsecured Credit Agreement”) with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement.
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
As of June 30, 2014, there was an outstanding balance of $300.0 million on the Unsecured Term Loan, which was required to be drawn pursuant to the Unsecured Credit Agreement, and was used to repay the existing KeyBank Term Loan, which had an outstanding balance of $227.0 million on May 8, 2014. The remaining proceeds were used to acquire additional properties.
Debt Covenant Compliance
Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the Operating Partnership, in consolidation with the Company, was subject to certain loan compliance covenants including, but not limited to (as defined therein), (1) a maximum total leverage ratio (65%); (2) a minimum interest coverage ratio (2.0 to 1); (3) a minimum fixed charge ratio (1.75 to 1); (4) a maximum unhedged variable debt ratio (30%); and (5) minimum tangible net worth of at least $157,650,464 plus 80% of the net proceeds of any equity issuance after the effective date and 100% of the equity in any properties contributed to the Company after the effective date, the violation of which would constitute an event of default. The KeyBank Credit Facility was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement.
Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in there in), of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.
Pursuant to the terms of the KeyBank Term Loan, the Operating Partnership was required to maintain a debt service coverage ratio (as defined in there in) as follows: (1) if the Pool DSCR is less than 1.25x, the Borrower SPEs must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to the Borrower SPEs upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) If the Pool DSCR falls below 1.20x, the Borrower SPEs will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral would be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters. The KeyBank Term Loan was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Pursuant to the terms of the AIG Loan, the Operating Partnership is required to maintain (1) a minimum debt service coverage ratio as defined in the loan agreement for the secured properties of 1.60x; (2) a maximum loan-to-value ratio of 60%; (3) minimum annual base rent of $14.75 million; and (4) minimum net worth of $110.6 million.
Pursuant to the terms of the Unsecured Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants including, but not limited to (as defined therein), (1) a maximum consolidated leverage ratio (60% or 65% for two consecutive quarters following a material acquisition); (2) a minimum fixed charges coverage ratio (1.5 to 1); (3) a minimum tangible net worth of at least $861,987,871 plus 75% of the net proceeds generated by any common or preferred share issuances plus 75% of units issued in connection with the contribution of any properties; (4) a maximum secured debt ratio (40%); (5) a maximum secured recourse debt ratio (5%); (6) a maximum unhedged variable rate debt (30%); (7) a maximum payout ratio of 95% of distribution to core funds from operations, as defined in the Unsecured Credit Agreement; (8) minimum unencumbered asset pool DSCR (1.35 to 1); and (9) maximum unencumbered asset pool leverage ratio (60% or 65% for two consecutive quarters following a material acquisition).
The Company was in compliance with all debt covenants as of June 30, 2014.
The following summarizes the future principal repayments of all loans as of June 30, 2014 per the loan terms discussed above:

2014	$915,973
2015	1,931,666
2016	38,935,942	(1)
2017	22,337,799	(2)
2018	4,486,690
Thereafter	534,646,768	(3)
Total principal	603,254,838
Unamortized debt premium	2,011,794
Total debt	$605,266,632

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.2 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)
Amount includes payment of the balances of the Unsecured Term Loan, Midland Mortgage Loan, Ace Hardware property mortgage loan, and AIG Loan which mature in 2019, 2023, 2024, and 2029, respectively. Principal repayments on the Ace Hardware property mortgage loan do not include the unamortized valuation premium of $1.8 million.

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
June 30, 2014
(unaudited)

•From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.

At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of June 30, 2014. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances the Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.
Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month Starwood may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, Starwood will have the right to appoint a majority to the board of directors. In addition, Starwood will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at Starwood's discretion. The Company was in compliance with all of the covenants as of June 30, 2014.
Common Equity
The Company issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million in the Initial Public Offering, which terminated on April 25, 2013. In connection with the Follow-On Offering, the Company had issued 108,022,106 shares of the Company’s common stock for gross proceeds of approximately $1.1 billion from April 26, 2013 through June 30, 2014, including shares issued pursuant to the DRP. As of June 30, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering and the Public Offerings, as discussed in Note 1, Organization. There were 127,295,023 shares outstanding at June 30, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

As of June 30, 2014 and December 31, 2013, $31.5 million and $12.7 million in shares, respectively, had been issued under the DRP, of which $0.8 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets.
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

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of June 30, 2014 and December 31, 2013, $31.5 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $0.8 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. Since inception, through June 30, 2014, the Company redeemed 175,631 shares of common stock for approximately $1.7 million at a weighted average price per share of $9.66 pursuant to the SRP. As of June 30, 2014, there were 76,337 shares totaling $0.8 million subject to redemption requests to be processed subsequent to June 30, 2014. On July 31, 2014, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.97. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of June 30, 2014, noncontrolling interests were approximately 3% of total shares outstanding and approximately 4% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. There were no redemption requests during the three months ended June 30, 2014 and the year ended December 31, 2013.

Noncontrolling interests include the Company's interest in the joint venture with Weeks Robinson, the real estate developer engaged to develop and construct the Restoration Hardware property. See Note 3, Real Estate. The interest in the joint venture is deemed to be a variable interest in a VIE and based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is the primary beneficiary of the investment. As such, the interest in the VIE is recorded using the consolidation method of accounting in the accompanying consolidated financial statements. Under the consolidation method, the company includes the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements as shown below.

The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning balance	$19,735,946	$17,511,838
Issuance of limited partnership units	1,504,376	8,095,303
Distributions to noncontrolling interests	(1,500,661)	(2,730,432)
Allocated distributions to noncontrolling interests subject to redemption	(7,893)	(49,245)
Net loss	(553,544)	(3,091,518)
Ending balance	$19,178,224	$19,735,946

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2014 and December 31, 2013:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

	Year Ended December 31, 2013			Six Months Ended June 30, 2014
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$24,849,257	$22,931,203	$1,918,054	$16,914,855	$18,832,909	$—
Operating expenses	584,043	549,660	151,519	515,132	396,122	$270,529
Asset management fees	4,317,544	3,786,434	726,815	5,462,504	5,123,819	$1,065,500
Property management fees	1,838,574	1,942,864	(33,605)	2,539,882	2,036,049	$470,228
Costs advanced by the Advisor	2,356,945	2,214,800	279,570	947,688	1,205,595	$21,663
Dealer Manager fees	10,959,027	10,886,184	97,030	23,281,192	23,378,222	$—
Total	$44,905,390	$42,311,145	$3,139,383	$49,661,253	$50,972,716	$1,827,920

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. As of June 30, 2014 and December 31, 2013, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.

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
June 30, 2014
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
June 30, 2014
(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2014 and 2013 approximately $0.3 million, $0.5 million, $0.1 million, and $0.3 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 16 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, Inc. ("GAHR II") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both publicly-registered, non-traded real estate investment trusts. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT II, Inc., whose offering went effective with the SEC on July 31, 2014. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

Some of the material conflicts that the Sponsor, Advisor, and Property Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Advisory Agreement that

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

could result in actions not necessarily in the long-term best interest of the Company’s stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy, which is as follows:

In the event that an investment opportunity becomes available, the Sponsor will first present the opportunity to the Company, which has a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of the Company until the earlier to occur of (a) the date that is six months after the completion of the Company's last offering of shares of its common stock or (b) the date on which the Company has invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties; provided that this right of first refusal will expire no later than October 29, 2014. Following the expiration of the Company's right of first refusal, the Sponsor will allocate potential investment opportunities to the Company and Griffin Capital Essential Asset REIT II, Inc. based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and Griffin Capital Essential Asset REIT II, Inc., the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

If the Sponsor no longer sponsors the Company, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our advisor, for both Griffin Capital Essential Asset REIT II, Inc. and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to Griffin Capital Essential Asset REIT II, Inc. first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

8.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred $0.1 million and $0.2 million in rent expense related to the ground lease during the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the remaining required payments under the terms of these ground lease are as follows:

2014	$90,202
2015	180,404
2016	180,404
2017	198,444
2018	198,444
Thereafter	34,444,241
Total	$35,292,139

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
During the quarter ended June 30, 2014, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from January 1, 2014 through June 30, 2014.  Such distributions were paid on a monthly basis, on the first day of the month, for the month then-ended.
On June 12, 2014, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from July 1, 2014 through September 30, 2014. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.	Subsequent Events

Offering Status

On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum offering amount was expected to be reached, following the transfer agent's reconciliation of pending subscriptions. As of August 8, 2014, the Company had sold approximately 108.5 million shares of the Company’s common stock for gross proceeds of approximately $1.1 billion in such Follow-On Offering, including shares issued pursuant to the DRP.

Acquisition of TW Telecom property

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

On August 1, 2014, the Company, through the Operating Partnership, acquired a six-story office facility located in Lone Tree, Colorado (the "TW Telecom property"). The TW Telecom property is leased in its entirety pursuant to a full-service gross lease to TW Telecom Holdings Inc. On the acquisition date, the remaining term of the lease was approximately 10 years.

The purchase price of the TW Telecom property was $43.0 million. In conjunction with the acquisition of the TW Telecom property the Company executed a first mortgage loan in the amount of $21.5 million. The remaining purchase price, along with other closing fees and expenses, and acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Follow-On Offering.

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
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). In connection with our Follow-On Offering, we had issued 108,022,106 shares of our common stock for gross proceeds of approximately $1.1 billion from April 26, 2013 through June 30, 2014. On April 22, 2014, we announced that we were no longer accepting subscriptions in the Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of August 8, 2014, we had sold approximately 108.5 million shares of our common stock for gross proceeds of approximately $1.1 billion in such Follow-On Offering, including shares issued pursuant to the DRP. As of June 30, 2014, we redeemed 175,631 shares of common stock for approximately $1.7 million at a weighted average price per share of $9.66.
We have made the following acquisitions: (1) two properties in two states (Illinois and South Carolina) for a total purchase price of approximately $54.4 million in the year ended December 31, 2009; (2) four properties in four states (California, Colorado, Illinois and Kansas) for a total purchase price of approximately $54.3 million in the year ended December 31, 2010; (3) one property, located in California, for a purchase price of $56.0 million in the year ended December 31, 2011; (4) seven properties in seven states (Washington, Pennsylvania, New Jersey, Colorado, Illinois, Ohio, and California) for a total purchase price of approximately $160.6 million in the year ended December 31, 2012; (5) 28 properties in 17 states (Colorado, Washington, Texas, North Carolina, Arizona, Illinois, New Jersey, California, Georgia, Ohio, Michigan, Wisconsin, Pennsylvania, Missouri, Indiana, Tennessee and Kansas) for a total purchase price of approximately $851.3 million in the year ended December 31, 2013. The tenants of our properties operate in a diverse range of industries, including consumer products, financial services, manufacturing, education, printing, technology, telecommunications, insurance, energy, and aerospace, as described in more detail in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, we owned a fee simple interest, except as discussed in footnote 6 below, in 53 properties, as shown in the table below, encompassing approximately 12.4 million rentable square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700,000	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078,000
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660,000	176,000	100%	100%	Office/Laboratory	2022	2,587,000
Will Partners (3)	Monee, IL	World Kitchen, LLC	6/4/2010	26,305,000	700,200	—%	—%	Manufacturing/ Distribution	—	—
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360,000	320,800	100%	100%	Manufacturing/ Distribution	2020	887,000
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800,000	35,800	100%	100%	Office	2016	762,000
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850,000	169,800	100%	100%	Printing Facility/ Office	2022	1,216,000
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000,000	328,700	100%	100%	Office/ Flex Facility	2022	4,329,000
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000,000	155,800	100%	100%	Office/ Data Center	2019	3,220,000
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200,000	118,000	100%	100%	Office	2025	2,887,000
TransDigm	Whippany, NJ	TransDigm (4)	5/31/2012	13,000,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,145,000
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100,000	131,000	100%	100%	Office	2024	1,356,000
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600,000	193,700	100%	100%	Manufacturing	2022	1,304,000
Northrop Grumman	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000,000	99,200	100%	100%	Office	2019	1,510,000
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650,000	145,900	100%	100%	Office	2022	2,198,000
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000,000	157,300	100%	100%	Office	2021	2,297,000
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000,000	70,100	100%	100%	Office	2017	993,000
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750,000	149,700	100%	100%	Office	2024	3,032,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188,000	198,900	100%	100%	Office	2025	2,589,000
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462,100	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758,000
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500,000	232,600	100%	100%	Office	2023	3,665,000
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540,000	214,200	100%	100%	Office	2025	2,201,000
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000,000	210,500	100%	100%	Office	2020	3,386,000
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250,000	81,600	100%	100%	Office	2027	1,852,000
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700,000	315,900	94%	100%	Office	2018	4,850,000
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000,000	250,000	50%/100%	100%	Office	2019	2,516,000
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000,000	265,100	100%	100%	Office	2025	4,272,000
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500,000	223,500	100%	100%	Office	2019	2,419,000
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500,000	78,200	100%	100%	Office	2019	939,000
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500,000	388,700	100%	100%	Office	2025	3,177,000
IBM	Dublin, OH	IBM	11/5/2013	37,300,000	322,700	88%	100%	Office	2020	4,138,000
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000,000	139,400	87%	94%	Office	2020	1,416,000
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350,000	253,300	98%	100%	Office	2024	3,293,000
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250,000	169,200	100%	100%	Office	2015	1,241,000
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500,000	177,800	17%	36%	Office	2024	622,000
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400,000	179,500	42%	80%	Office	2015	73,000
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000,000	229,600	100%	100%	Office	2019	2,144,000
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000,000	538,800	32%	90%	Office	2026	6,433,000

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500,000	114,100	100%	100%	Office	2017	2,281,000
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825,000	87,400	100%	100%	Office	2017	1,772,000
Northpointe Corporate Center II	Lynwood, WA	Vacant	11/5/2013	7,175,000	69,000	N/A	N/A	Office	N/A	—
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000,000	188,500	100%	100%	Office	2018	2,783,000
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100,000	102,000	100%	100%	Office	2024	1,454,000
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000,000	1,380,070	100%	100%	Industrial	2018	5,992,000
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (4)	1/14/2014	92,000,000	430,000	100%	100%	Office	2030	6,343,000
Waste Management (6)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825,000	131,850	100%	100%	Office	2023	1,999,000
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,668,500	157,000	100%	100%	Office	2021	4,155,000
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600,000	249,400	100%	100%	Office	2029	6,307,000
ACE Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000,000	206,000	100%	100%	Office	2024	2,833,000
Equifax	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200,000	94,000	100%	100%	Office	2023	1,081,000
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000,000	337,400	100%	100%	Office	2019	3,773,000
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100,000	207,900	100%	100%	Office	2020	5,846,000
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200,000	224,600	100%	100%	Office	2024	2,411,000
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235,000	83,200	100%	100%	Office	2025	1,206,000
				$1,740,343,600	$12,396,120					$136,021,000

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

(2)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to June 30, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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

(6)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Investments in Unconsolidated Entities and Joint Ventures;

•	Common Stock, Preferred Units and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification;

•	Loss Contingencies; and

•	Related Party Transactions.
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
Same Property Analysis
Comparison of the Three Months Ended June 30, 2014 and 2013
For the quarter ended June 30, 2014, our "Same Property" portfolio consisted of 16 properties, encompassing approximately 3.5 million square feet, with an acquisition value of $364.2 million and annual net rent of $28.8 million (for the 12-month period subsequent to June 30, 2014). Our "Same Property" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 16 properties for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$7,935,446	$8,430,940	$(495,494)	(6)%
Property expense recoveries	1,631,787	1,867,422	(235,635)	(13)%
Asset management fees to affiliates	682,979	682,493	486	—%
Property management fees to affiliates	273,366	339,703	(66,337)	(20)%
Property operating expense	1,046,153	830,915	215,238	26%
Property tax expense	1,241,476	1,067,539	173,937	16%
Rental Income
The variance in rental income is primarily due to a net decrease of $0.6 million in rental income, including in-place lease valuation amortization, due to the World Kitchen, LLC lease termination, which became effective on January 24, 2014, and $0.1 million less in straight-line rent adjustments mainly related to rent increases for the Renfro, LTI, AT&T, Travelers, and Comcast properties, as the contractual rent more closely approximated the straight-line rent amount.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance. The decrease in property expense recoveries is primarily due to the World Kitchen, LLC lease termination, which resulted in a decrease of approximately $0.2 million in property tax expense recovery as taxes were previously paid by the tenant.
Property Management Fees to Affiliates
The property management fee decrease is a result of the decrease in base rent due to (1) the World Kitchen, LLC lease termination; and (2) non-recoverable fees that were waived in the current period, primarily for the Travelers, Northrop, Health Net, and Comcast properties.
Property Operating Expense and Property Tax Expense
The increase in property operating expense and property tax expense is mainly attributed to (1) an increase in property tax expense of $0.2 million, which is a result of property reassessments for the current taxable year for certain properties, of which the Travelers and Northrop Grumman properties accounted for $0.1 million; and (2) an increase in property operating expenses of $0.2 million, primarily due to utilities and repairs and maintenance for the Will Partners and Comcast properties.
Comparison of the Six Months Ended June 30, 2014 and 2013
As of June 30, 2014, our "Same Property" portfolio consisted of 14 properties, encompassing approximately 3.3 million square feet, with an acquisition value of $325.2 million and annual net rent of 25.5 million (for the 12-month period subsequent to June 30, 2014). The following table provides a comparative summary of the results of operations for the 14 properties for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$12,905,410	$15,012,109	$(2,106,699)	(14)%
Property expense recoveries	2,313,992	2,514,050	(200,058)	(8)%
Asset management fees to affiliates	1,221,206	1,220,856	350	—%
Property management fees to affiliates	458,859	515,369	(56,510)	(11)%
Property operating expense	1,141,829	943,965	197,864	21%
Property tax expense	2,065,856	1,789,694	276,162	15%

Rental Income
The decrease in rental income is directly a result of the World Kitchen, LLC lease termination, which became effective on January 24, 2014. As a result of the termination, there was a decrease of approximately $0.9 million in base rent. Additionally, the unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) were written off during the six months ended June 30, 2014. For comparability purposes, the rental income for the six months ended June 30, 2014 does not include the $7.125 million termination fee, which is included in rental income on the consolidated statements of operations.
Property Expense Recoveries
The decrease in property expense recoveries is primarily the net result of the World Kitchen, LLC lease termination, which resulted in a decrease of approximately $0.3 million in property tax expense recovery and an increase of $0.1 million in the recovery of maintenance expenses and certain other recoverable operating and capital expenses, mainly related to the Travelers and Health Net properties.
Property Management Fees to Affiliates
The property management fee decrease is a result of a $0.9 million decrease in base rent as a result of the World Kitchen, LLC lease termination, as discussed above, offset by base rent increases of approximately $0.2 million, primarily for the Renfro, LTI, and Travelers properties.
Property Operating Expense and Property Tax Expense
The increase in property operating expense and property tax expense is mainly attributed to an increase in property tax expense, which is a result of property reassessments for the current taxable year for certain properties, of which the Travelers and Northrop Grumman properties accounted for $0.2 million, and an increase in property expenses, primarily due to utilities and repairs and maintenance for the Will Partners, Travelers, and Health Net properties.
Portfolio Analysis
As of June 30, 2013, we owned 20 properties, and, as shown in the table above, as of June 30, 2014 we owned 53 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and six months ended June 30, 2014 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Property analysis above for properties held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three Months Ended June 30, 2014 and 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase	Percentage Change
	2014	2013
Rental income	$38,149,346	$9,865,904	$28,283,442	287%
Property expense recoveries	9,135,488	2,452,744	6,682,744	272%
Asset management fees to affiliates	2,940,449	825,577	2,114,872	256%
Property management fees to affiliates	1,328,129	358,686	969,443	270%
Property operating expense	6,916,196	1,121,643	5,794,553	517%
Property tax expense	5,781,737	1,220,930	4,560,807	374%
Acquisition fees and expenses to non-affiliates	2,171,266	609,218	1,562,048	256%
Acquisition fees and expenses to affiliates	10,180,050	5,247,003	4,933,047	94%
General and administrative expenses	1,978,826	784,822	1,194,004	152%
Depreciation and amortization	16,885,109	4,417,791	12,467,318	282%
Interest expense	7,291,805	3,140,998	4,150,807	132%

Rental Income
Rental income for the three months ended June 30, 2014 is comprised of base rent of $35.1 million, adjustments to straight-line contractual rent of $2.9 million and in-place lease valuation amortization of $0.1 million. Rental income for the three months ended June 30, 2014 increased by $28.3 million compared to the same period a year ago primarily as a result of (1) $1.9 million in higher rental revenue related to the real estate acquired during the three months ended June 30, 2013, which includes one full quarter of activity compared to the same quarter in the prior year; (2) $26.9 million in higher rental revenue related to the real estate acquired subsequent to June 30, 2013; (3) $0.1 million in in-place valuation amortization; less (4) $0.6 million in rental income as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $6.7 million compared to the same period in the prior year as a result of (1) $2.2 million in property tax recoveries related to certain properties; and (2) $4.5 million increase in property expense recoveries for recoverable expenses primarily related to properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three months ended June 30, 2014 and 2013 totaled $4.3 million and $1.2 million, respectively. The total increase of $3.1 million compared to the same period a year ago is a result of (1) $1.4 million in asset management fees and $0.7 million in property management fees related to the acquisitions made during the year ended December 31, 2013; and (2) $0.7 million in asset management fees and $0.2 million in property management fees related to the properties acquired subsequent to December 31, 2013.
Property Expenses
Property expenses for the three months ended June 30, 2014 and 2013 totaled $12.7 million and $2.3 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $10.4 million compared to the same period a year ago is primarily a result of (1) $4.6 million in property taxes, of which $3.4 million relates to real estate acquired during the year ended December 31, 2013 and $1.0 million relates to real estate acquired subsequent to the year ended December 31, 2013; (2) $0.1 million in ground lease rent expense for the Waste Management property which was acquired on January 16, 2014; (3) $4.5 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements (31 of our property leases contained such provisions compared to 11 leases in the same period in the prior year) of which $3.8 million relates to properties acquired subsequent to June 30, 2013; and (4) $1.0 million in property operating expenses related to certain single-tenant properties that were acquired subsequent to June 30, 2013 and are leased pursuant to full service gross leases in which we are responsible for all operating expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $2.2 million for the three months ended June 30, 2014, increased by $1.6 million compared to the three months ended June 30, 2013 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $10.2 million represent the acquisition fees and expense reimbursement earned by our Advisor for the seven property acquisitions made in the current period totaling $339.3 million compared to the prior year in which acquisitions totaled $174.9 million.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2014 increased by $1.2 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses, related to being a public company including transfer agent fees, certain audit fees, regulatory fees, legal costs and other professional fees. The $1.2 million increase is primarily due to the following: (1) an increase of $0.3 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.1 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.2 million in professional fees primarily for audit and tax fees, lease administration costs, and proxy campaign management services; (4) an increase of $0.5 million in state tax expense primarily due to the allocation of properties across 19 states for the three months ended June 30, 2014 compared to 12 states for the three months ended June 30, 2013; and (5) an increase of $0.1 million in organizational costs primarily due to a write-off of prepaid filing fees as a result of the termination of the Follow-On Offering in the current period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended June 30, 2014 consisted of depreciation of building and building improvements of our properties of $6.7 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $10.2 million. The increase of $12.5 million as compared to the three months ended June 30, 2013 is a result of additional depreciation and amortization of (1) $2.1 million related to the acquisitions made during the three months ended March 31, 2014; (2) $1.7 million related to the acquisitions made during the three months ended June 30, 2014; and (3) $8.7 million related to the acquisitions made during the year ended December 31, 2013, which includes three full months of activity compared to partial months of activity during the three months ended June 30, 2013, and three full months for acquisitions made subsequent to June 30, 2013.
Interest Expense
Interest expense for the three months ended June 30, 2014 increased by $4.2 million compared to the same period in 2013 due to the following: (1) $1.1 million in new mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate, of which only four of the five properties served as collateral for the Key Bank Credit Facility for the same period in the prior year; (2) $1.0 million in new interest expense related to the Unsecured Term Loan, which was entered into on May 8, 2014, including amortization of deferred financing costs; (3) $0.5 million in additional interest expense as it relates to the KeyBank Term Loan, which was originated in November 2013 to acquire the Investment Grade Portfolio; (4) $0.2 million in new mortgage interest expense for the Ace Hardware mortgage loan, which was assumed upon acquisition on April 24, 2014; (5) $1.5 million in additional amortization of deferred financing costs as a result of the write-offs related to the KeyBank Credit Facility and KeyBank Term Loan, which were both terminated in conjunction with the Unsecured Term Loan origination; (6) $0.2 million in additional unused commitment fees primarily related to the Unsecured Revolver, of which $0.03 million related to the secured KeyBank Credit Facility, which was fully paid off in February 2014; and less (7) $0.3 million in interest expense, as a result of the full repayment of the KeyBank Credit Facility.
Comparison of the Six Months Ended June 30, 2014 and 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase	Percentage Change
	2014	2013
Rental income	$77,618,011	$18,045,149	$59,572,862	330%
Property expense recoveries	17,659,028	4,120,059	13,538,969	329%
Asset management fees to affiliates	5,462,504	1,492,077	3,970,427	266%
Property management fees to affiliates	2,539,882	624,863	1,915,019	306%
Property operating expense	13,784,145	1,888,850	11,895,295	630%
Property tax expense	11,006,250	2,190,985	8,815,265	402%
Acquisition fees and expenses to non-affiliates	2,885,962	864,997	2,020,965	234%
Acquisition fees and expenses to affiliates	16,914,855	6,417,003	10,497,852	164%
General and administrative expenses	3,194,374	1,373,790	1,820,584	133%
Depreciation and amortization	32,086,416	7,964,002	24,122,414	303%
Interest expense	12,864,292	5,849,792	7,014,500	120%
Rental Income
Rental income for the six months ended June 30, 2014 is comprised of base rent of $73.3 million, adjustments to straight-line contractual rent of $5.1 million and in-place lease valuation amortization expense of $(0.8) million. Rental income for the six months ended June 30, 2014 increased by $59.6 million compared to the same period a year ago as a result of (1) $5.4 million in higher rent collections related to the real estate acquired during the six months ended June 30, 2013, which includes two full quarters of activity compared to the same period in the prior year; (2) $36.9 million in higher rental income related to the real estate acquired subsequent to June 30, 2013 through December 31, 2013; (3) $12.4 million in additional rental income related to the real estate acquired during the six months ended June 30, 2014; (4) an approximately $7.1 million lease termination fee related to World Kitchen, LLC, the tenant previously occupying the Will Partners property; less (5) $1.3 million in rental income and $0.9 million in in-place lease valuation amortization as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $13.5 million compared to the same period in the prior year as a result of (1) $1.9 million in property tax recoveries related to certain properties; (2) $2.1 million in property expense recoveries for recoverable expenses primarily related to properties acquired during the year ended December 31, 2013; and (3) $9.5 million in other property expense recoveries primarily related to properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the six months ended June 30, 2014 and 2013 totaled $8.0 million and $2.1 million, respectively. The total increase of $5.9 million compared to the same period a year ago is a result of (1) $2.9 million in asset management fees and $1.5 million in property management fees related to the acquisitions made during the year ended December 31, 2013; and (2) $1.1 million in asset management fees and $0.4 million in property management fees related to the properties acquired during the six months ended June 30, 2014.
Property Expenses
Property expenses for the six months ended June 30, 2014 and 2013 totaled $24.8 million and $4.1 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $20.7 million compared to the same period a year ago is primarily a result of (1) $8.8 million in property taxes, of which $7.2 million relates to real estate acquired during the year ended December 31, 2013 and $1.3 million relates to real estate acquired during the six months ended June 30, 2014; (2) $0.2 million in ground lease rent expense for the Waste Management property which was acquired on January 16, 2014; (3) $9.2 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements (31 of our property leases contained such provisions compared to 11 leases in the same period in the prior year) of which $7.6 million relates to property acquired subsequent to June 30, 2013; and (4) $2.3 million in property operating expenses related to certain single-tenant properties that are leased pursuant to full service gross leases in which we are responsible for all operating expenses, of which $2.2 million relates to property acquired subsequent to June 30, 2013.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $2.9 million for the six months ended June 30, 2014, increased by $2.0 million compared to the six months ended June 30, 2013 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $16.9 million represent the acquisition fees and expense reimbursement earned by our Advisor for the 11 property acquisitions made in the current period totaling $563.8 million compared to the prior year in which acquisitions totaled $213.9 million.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2014 increased by $1.8 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses, related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs and other professional fees. The $1.8 million increase is primarily due to the following: (1) an increase of $0.6 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.2 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.2 million in professional fees primarily for audit and tax fees, lease administration costs, and proxy campaign management services; (4) an increase of $0.5 million in state tax expense primarily due to the allocation of properties across 19 states for the six months ended June 30, 2014 compared to 12 states for the six months ended June 30, 2013; (5) $0.1 million in stock-based compensation for restricted stock units issued to our independent directors; and (6) an increase of $0.2 million in organizational costs primarily due to a write-off of prepaid filing fees as a result of the termination of the follow-on offering in the current period.

Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2014 consisted of depreciation of building and building improvements of our properties of $12.3 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $19.8 million. The increase of $24.1 million as compared to the six months ended June 30, 2013 is a result of additional depreciation and amortization of (1) $5.4 million related to the acquisitions made during the six months ended June 30, 2014; and (2) $18.7 million related to the acquisitions made during the year ended December 31, 2013, which includes six full months of activity compared to partial months of activity during the six months ended June 30, 2013, and six full months for acquisitions made subsequent to June 30, 2013.
Interest Expense
Interest expense for the six months ended June 30, 2014 increased by $7.0 million compared to the same period in 2013 due to the following: (1) $0.1 million in new mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate; (2) $0.2 million in new mortgage interest expense for the Ace Hardware mortgage loan which was assumed upon acquisition on April 24, 2014; (3) $2.0 million in new mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate, of which four of the five properties served as collateral for the Key Bank Credit Facility for the same period in the prior year; (4) $1.9 million in additional interest expense as it relates to the KeyBank Term Loan, which was originated in November 2013 to acquire the Investment Grade Portfolio; (5) $1.0 million of interest expense related to the Unsecured Term Loan which was entered into on May 8, 2014, including the amortization of deferred financing costs; (6) $0.4 million in additional unused commitment fees of which $0.2 million related to the Unsecured Revolver and the remaining $0.2 million related to the secured KeyBank Credit Facility, which was fully paid off in February 2014; (7) $1.8 million in additional amortization of financing costs as a result of the write-offs related to the refinancing through the AIG loan and the secured KeyBank Credit Facility and KeyBank Term Loan, which were both terminated in conjunction with the addition of the Unsecured Term Loan; (8) a $0.3 million decrease in interest expense related to the KeyBank Credit Facility, which was fully paid off in February 2014; and (9) a $0.1 million decrease in interest expense related to the Bridge Loan, which was terminated during the three months ended December 31, 2013.
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

•
Financed termination fee. We believe that a fee received from a tenant for terminating a lease is appropriately included as a component of rental revenue and therefore included in MFFO. If, however, the termination fee is to be paid over time, we believe the recognition of such termination fee into income should not be included in MFFO. Alternatively, we believe that the periodic amount paid by the tenant in subsequent periods to satisfy the termination fee obligation should be included in MFFO.

•
Gain or Loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are capitalized as a component of assets on the consolidated balance sheets and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required the write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management will no longer consider the effect of the amortization of these financing costs in operating models and also believes that this loss is considered an isolated event not associated with our operations and, therefore, deems this write off to be an exclusion from MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7,989,916)	$(5,269,080)	$(5,249,125)	$(6,362,037)
Adjustments:
Distributions to redeemable preferred unit holders	(4,739,583)	—	(9,427,083)	—
Depreciation of building and improvements	6,654,435	1,935,565	12,305,475	3,463,912
Amortization of leasing costs and intangibles	10,230,674	2,482,226	19,780,941	4,500,090
Company's share of depreciation of building and improvements- unconsolidated entity	14,350	14,164	28,542	14,164
Company's share of amortization of intangible assets- unconsolidated entity	16,233	14,271	32,288	14,271
FFO	$4,186,193	$(822,854)	$17,471,038	$1,630,400
Reconciliation of FFO to MFFO
FFO	$4,186,193	$(822,854)	$17,471,038	$1,630,400
Adjustments:
Acquisition fees and expenses to non-affiliates	2,171,266	609,218	2,885,962	864,997
Acquisition fees and expenses to affiliates	10,180,050	5,247,003	16,914,855	6,417,003
Company's share of acquisition fees and expenses to non-affiliates- unconsolidated entity	—	28,313	—	28,313
Revenues in excess of cash received (straight-line rents)	(2,880,546)	(548,731)	(5,066,065)	(1,000,779)
Amortization of above/(below) market rent	(150,140)	(92,858)	785,201	(137,192)
Amortization of ground leasehold interests (below market)	6,734	—	12,501	—
Revenues in excess of cash received (financed termination fee)	—	—	(7,125,000)	—
Cash received related to termination fee	249,491	—	540,613	—
Loss on extinguishment of debt - write-off of deferred financing costs	1,755,168	—	1,755,168	—
Company's share of revenues in excess of cash received (straight-line rents)- unconsolidated entity	(4,909)	(5,402)	(10,517)	(5,402)
Company's share of amortization of above/(below) market rent- unconsolidated entity	5,323	4,679	10,587	4,679
Gain from discount on investment in unconsolidated entity	—	(160,000)	—	(160,000)
MFFO	$15,518,630	$4,259,368	$28,174,343	$7,642,019

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan and fixed rate and assumed mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with Starwood as discussed in Note 6, Equity. Generally, cash needs for items, other than property acquisitions, will be met from operations . There may be a delay in the deployment of the proceeds raised in our Follow-On Offering for the additional properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any unused proceeds from our Follow-On Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On May 8, 2014, we, through our Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement.
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
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
KeyBank Term Loan
On November 5, 2013, we, through 17 borrower SPEs wholly-owned by our Operating Partnership, obtained a $300.0 million term loan with KeyBank (the "KeyBank Term Loan"). The KeyBank Term Loan had an initial funding of $282.0 million, with the remaining $18.0 million held back to fund future projected tenant improvements and leasing costs for the properties comprising the 2013 Investment Grade Portfolio (the "Mortgaged Properties"). The KeyBank Term Loan was secured by cross-collateralized, first mortgage liens on the properties comprising the Mortgaged Properties. The KeyBank Term Loan had a term of three years, maturing in November 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and required monthly interest-only payments.
The KeyBank Term Loan was terminated on May 8, 2014 upon our execution of the Unsecured Credit Agreement.
KeyBank Credit Facility

On June 13, 2013, we, through our Operating Partnership, and seven of its wholly-owned property-owning special purpose entities (“SPEs”), entered into that certain Second Amended and Restated Credit Agreement (the “Second Restated KeyBank Credit Agreement”) with KeyBank, as administrative agent, Bank of America as syndication agent, and the other Lenders, pursuant to which the Lenders initially provided available financing commitments of $190.0 million of a total $400.0 million Credit Facility (the “KeyBank Credit Facility”). During the first two years under the term of the Second Restated KeyBank Credit Agreement, we had the option of requesting additional commitments up to the $400.0 million available Credit Facility, and the administrative agent would act on a best efforts basis to obtain such increases or additional commitments. Availability under the Second Restated KeyBank Credit Agreement is limited to the lesser of certain loan-to-value and debt service coverage ratio calculations set forth in the Second Restated KeyBank Credit Agreement.
In connection with the acquisitions made during the three months ended June 30, 2014, we, through our Operating Partnership, made draws totaling $148.9 million under the KeyBank Credit Facility and repaid $193.4 million, $109.0 million of which was from the AIG Loan discussed below. Per the terms of the Second Restated KeyBank Credit Agreement, the maximum loan available under the KeyBank Credit Facility was the lesser of the total commitments ($335.0 million) or the aggregate borrowing base availability less the outstanding balance.
The KeyBank Credit Facility was terminated on May 8, 2014, at which time there was no outstanding balance, upon our execution of the Unsecured Credit Agreement.
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

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of June 30, 2014. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances our Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.

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
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our Follow-On Offering and DRP Offering, and operating cash flows generated from our properties and other properties we acquire in the future. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.
Our cash and cash equivalent balances increased by approximately $236.7 million during the six months ended June 30, 2014 and were used in or provided by the following:
Operating Activities. During the six months ended June 30, 2014, we generated approximately $26.5 million of net cash from operating activities, compared to $2.1 million generated during the same period in 2013. The net loss of $5.2 million in the current period is offset by (1) non-cash adjustments of $30.5 million (consisting of depreciation and amortization of $35.5 million, $0.1 million of stock-based compensation, less deferred rent of $5.1 million), which increased compared to the same period in 2013 in which the same non-cash adjustments totaled $7.7 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to June 30, 2013; and (2) cash provided by working capital of $1.2 million compared to cash provided by working capital of $1.0 million for the six months ended June 30, 2013. The $0.2 million increase in working capital is due to (1) a $5.2 million decrease in the change in other assets mainly due to a $1.9 million tenant reimbursement for the Atlanta Wildwood property, a $0.3 million termination fee payment from Bluelinx for reducing its leased space during the previous ownership, a $0.2 million termination fee payment from Perot for terminating its lease in December 2013, and $3.2 million in year-end equity sales, for which cash was received as of January 2, 2014; (2) a $6.4 million increase related to a note receivable for the World Kitchen, LLC lease termination fee discussed in Note 3, Real Estate, to the consolidated financial statements; (3) a $2.7 million decrease related to the cash collections received in a designated cash collateral account which is controlled by the lender; (4) a $2.7 million decrease in the change in operating reserves due to rent earned during the period; (5) a $2.4 million increase in the change in tenant improvement reserves due to additions made for certain properties, partially offset by disbursements made in the current period; (6) a $0.6 million increase in the change in accounts payable as a result of additional prepaid rent received in the current period; and (7) a $2.1 million decrease in the change in due to affiliates primarily related to the $1.9 million expense reimbursement for the Investment Grade Portfolio acquisition, which was paid as of January 30, 2014.
Investing Activities. During the six months ended June 30, 2014, we used $544.3 million in cash for investing activities related to (1) $540.0 million for the acquisitions made in the current period; (2) $7.6 million for the investment in a land development joint venture; (3) $0.8 million paid for construction-in-progress and tenant improvements; less (4) $4.1 million in real estate acquisition deposits used in the current period.

Financing Activities. During the six months ended June 30, 2014, we generated $754.5 million in financing activities, compared to $201.3 million generated during the same period in 2013, an increase in cash provided by financing activities of $553.2 million. The increase in cash generated is the net result of a $947.8 million increase in the change in cash provided by financing activities compared to the prior year and a $394.6 million increase in the change in cash used in financing activities compared to the prior year. The $947.8 million increase is comprised of: (1) an increase of $19.7 million in proceeds from borrowings on the KeyBank Credit Facility discussed above; (2) a net increase of $5.0 million due to an increase of $110.6 million in proceeds from borrowings on the AIG Loan discussed above offset by a decrease of $105.6 million in proceeds from borrowings on the Midland Mortgage Loan discussed above; (3) an increase of $300.0 million in proceeds from borrowings on the Unsecured Term Loan discussed above; (4) $2.3 million in financing-related deposits that were paid in the prior year and applied at closing during the six months ended June 30, 2014; (5) an increase of $619.4 million in the issuance of common stock during the six months ended June 30, 2014, compared to the same period in 2013; and (6) an increase of $1.4 million in the issuance of limited partnership units during the six months ended June 30, 2014. The $394.6 million increase in the change in cash used consists of the following: (1) an increase of $89.8 million in principal repayments on the KeyBank Credit Facility; (2) an increase of $282.0 million in principal repayments on the KeyBank Term Loan; (3) an increase of $3.2 million in deferred financing costs; (4) an increase of

$0.3 million in common stock repurchases; (5) an increase of $19.2 million in distribution payments to common stockholders, preferred unit holders and noncontrolling interests; and (6) an increase of $0.1 million in principal amortization due to the addition of the Ace Hardware property mortgage loan.

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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014			Year Ended December 31, 2013
Distributions paid in cash — noncontrolling interests	$1,482,453			$2,675,196
Distributions paid in cash — redeemable noncontrolling interests (1)	201,839			366,441
Distributions paid in cash — common stockholders	12,313,723			7,730,534
Distributions paid in cash — preferred equity	9,479,166			1,354,167
Distributions reinvested (shares issued)	18,789,154			8,901,619
Total distributions	$42,266,335	(2)		$21,027,957
Source of distributions:
Cash flows provided by operations (3)	23,477,181		56%	$2,599,509	13%
Offering proceeds from issuance of common stock	—		—%	9,526,829	45%
Offering proceeds from issuance of common stock pursuant to the DRP	18,789,154		44%	8,901,619	42%
Total sources	$42,266,335		100%	$21,027,957	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the six months ended June 30, 2014) and noncontrolling interests (see consolidated statements of equity for the six months ended June 30, 2014) based on their respective ownership percentages as of June 30, 2014, as discussed in Note 6, Equity.

(2)
Total distributions declared but not paid as of June 30, 2014 were $3.0 million, $0.3 million and $1.6 million for common stockholders, noncontrolling interests, and preferred equity holders, respectively.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
For the six months ended June 30, 2014, we paid and declared distributions of approximately $32.9 million to common stockholders including shares issued pursuant to the DRP, and approximately $11.1 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO and MFFO for the six months ended June 30, 2014 of $17.5 million and $28.2 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014:

	Payments Due During the Years Ending December 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$603,254,838	$915,973	$40,867,608	$26,824,489	$534,646,768
Interest on outstanding debt obligations (2)	156,465,125	9,402,137	38,061,584	32,933,387	76,068,017
Ground lease obligations	35,292,139	90,202	360,808	396,888	34,444,241
Total	$795,012,102	$10,408,312	$79,290,000	$60,154,764	$645,159,026

(1)
Amounts include principal payments only. As of June 30, 2014, the total Unsecured Term Loan balance was $300.0 million and is due on May 8, 2019. The payments on our mortgage debt do not include the premium of $2.0 million.

(2)	Projected interest payments are based on the outstanding principal amounts at June 30, 2014. Projected interest on the Unsecured Term Loan is based on the interest rate in effect at June 30, 2014.

Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of June 30, 2014, our debt consisted of (1) mortgage loans of $305.3 million, of which $89.0 million relates to property-specific mortgages, which include $2.0 million in debt premiums; and (2) the Unsecured Term Loan of $300.0 million. The KeyBank Credit Facility and KeyBank Term Loan were terminated on May 8, 2014 upon our entry into the Unsecured Credit Agreement discussed below.
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
Ace Hardware Mortgage Debt
In conjunction with the acquisition of the Ace Hardware property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $23.9 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.
Unsecured Credit Facility
On May 8, 2014, we, through our Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan").
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Unsecured Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Unsecured Term Loan would have potentially increased by approximately $0.5 million for the six months ended June 30, 2014.

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
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would have potentially increased by approximately $1.1 million for the six months ended June 30, 2014.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. Our equity raise as of June 30, 2014 resulted in the following:

Common shares issued in our Public Offerings	123,986,710
Common shares issued in our Public Offerings pursuant to our DRP	3,235,966
Common shares redeemed in our SRP	(175,631)
Total common shares outstanding in our Public Offerings	127,047,045
Gross proceeds from our Public Offerings	$1,266,541,733
Gross proceeds from our Public Offerings from shares issued pursuant to our DRP	31,496,523
Total gross proceeds from our Public Offerings	1,298,038,256
Redemption of common shares pursuant to our SRP	(1,696,866)
Selling commissions and dealer manager fees paid	(123,635,916)
Reimbursement to our Advisor of O&O costs paid	(5,326,392)
Net proceeds paid from our Public Offerings	1,167,379,082
Reimbursement to our Advisor of O&O and other costs payable	(21,663)
Net proceeds from our Public Offerings	$1,167,357,419
The net offering proceeds raised in the Public Offerings, exclusive of the $236.7 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $263.3 million to repay a significant portion of the outstanding balance of the KeyBank Credit Facility during the six months ended June 30, 2014; (2) $477.4 million for certain property acquisitions paid at closing; (3) $92.1 million in payments on mezzanine and bridge loans used to acquire certain properties; (4) $81.5 million of various fees and reimbursements paid to affiliates; (5) $55.0 million to repay a portion of the outstanding balance of the KeyBank Term Loan during the six months ended June 30, 2014; (6) $19.5 million in deferred financing costs paid to lending banks; (7) $5.4 million in offering costs related to the preferred units issued as a result of the Investment Grade Portfolio acquisition during the year ended December 31, 2013; (8) $3.0 million for real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions and financing, which are included in real estate acquisition deposits and in other assets on the consolidated balance sheets; (9) $1.4 million for the investment in an unconsolidated beneficial interest in a DST as discussed in Note 4, Investments; (10) $7.7 million for the investment in a land development joint venture; less (11) $3.6 million in additional proceeds as a result of the $105.6 million and $110.64 million in borrowing proceeds from the Midland Mortgage Loan and AIG Loan, respectively, both discussed in Note 5, Debt, to the consolidated financial statements, less the $103.6 and $109.0 million, respectively, used from those proceeds to repay a portion of the outstanding balance of the KeyBank Credit Facility; and less (12) $73.0 million in additional proceeds as a result of the $300.0 million in borrowing proceeds from the Unsecured Term Loan, discussed in Note 5, Debt, to the consolidated financial statements, less the $227.0 million used from those proceeds to repay the outstanding balance of the KeyBank Term Loan.

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

As of June 30, 2014 and December 31, 2013, $31.5 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $0.8 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2014 and December 31, 2013. During the six months ended June 30, 2014, we redeemed 78,671, shares of common stock for approximately $0.7 million at a weighted average price per share of $9.54. Since inception through June 30, 2014, the Company redeemed 175,631 shares of common stock for approximately $1.7 million at a weighted average price per share of $9.66 pursuant to the SRP. As of June 30, 2014, there were 76,337 shares totaling $0.8 million subject to redemption requests to be processed subsequent to June 30, 2014. On July 31, 2014, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.97. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended June 30, 2014, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2014	51,924	$9.74	51,924	(1)
May 31, 2014	—	N/A	—	—
June 30, 2014	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Unsecured Credit Agreement dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.2	Revolver Note, dated May 8, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.3	Term Loan Note, dated May 8, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.4	Guaranty, dated May 8, 2014, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 8, 2014	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)