Form 10-Q
period 2014-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2014-11-06
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2014: 128,897,431 shares of common stock, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$153,314	$10,407
Restricted cash	42,567	25,461
Real estate:
Land	250,486	143,820
Building and improvements	1,194,318	780,995
Tenant origination and absorption cost	372,089	244,223
Total real estate	1,816,893	1,169,038
Less: accumulated depreciation and amortization	(92,659)	(42,740)
Total real estate, net	1,724,234	1,126,298
Real estate assets and other assets held for sale, net	14,006	13,580
Investments in unconsolidated entities	69,590	1,421
Intangible assets, net	25,251	16,599
Deferred rent	14,234	6,353
Deferred financing costs, net	12,370	8,955
Real estate acquisition deposits	1,500	4,100
Other assets, net	11,406	12,222
Total assets	$2,068,472	$1,225,396
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $1,934 and $314, respectively	$326,242	$169,848
KeyBank Credit Facility	—	44,500
KeyBank Term Loan	—	268,307
Unsecured Term Loan	300,000	—
Total debt	626,242	482,655
Restricted reserves	39,809	20,183
Accounts payable and other liabilities	33,781	15,951
Distributions payable	4,887	3,150
Due to affiliates	1,937	3,121
Below market leases, net	39,487	23,551
Liabilities of real estate assets held for sale	505	14,855
Total liabilities	746,648	563,466
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 units eligible towards redemption as of September 30, 2014 and December 31, 2013	250,000	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2014 and December 31, 2013	12,543	4,887
Common stock subject to redemption	43,463	12,469
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of September 30, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 128,551,153 and 49,893,502 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	1,314	508
Additional paid-in capital	1,129,415	433,644
Cumulative distributions	(81,881)	(26,683)
Accumulated deficit	(51,283)	(32,631)
Total stockholders’ equity	997,565	374,838
Noncontrolling interests	18,253	19,736
Total equity	1,015,818	394,574
Total liabilities and equity	$2,068,472	$1,225,396

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rental income	$42,659	$12,317	$120,277	$30,362
Property expense recoveries	9,972	3,553	27,631	7,673
Total revenue	52,631	15,870	147,908	38,035
Expenses:
Asset management fees to affiliates	3,382	1,040	8,845	2,532
Property management fees to affiliates	1,446	569	3,986	1,194
Property operating expense	8,465	2,189	22,238	4,078
Property tax expense	6,665	1,885	17,671	4,076
Acquisition fees and expenses to non-affiliates	596	158	3,482	1,023
Acquisition fees and expenses to affiliates	5,742	886	22,657	7,303
General and administrative expenses	998	654	4,192	2,028
Depreciation and amortization	19,005	5,451	51,104	13,415
Total expenses	46,299	12,832	134,175	35,649
Income from operations	6,332	3,038	13,733	2,386
Other income (expense):
Interest expense	(5,840)	(3,384)	(18,704)	(9,234)
Interest income	86	—	279	1
Gain/(loss) from investment in unconsolidated entities	(197)	(89)	(177)	49
Net income (loss)	381	(435)	(4,869)	(6,798)
Distributions to redeemable preferred unit holders	(4,792)	—	(14,219)	—
Less: Net loss attributable to noncontrolling interests	147	62	701	1,089
Net loss attributable to controlling interest	(4,264)	(373)	(18,387)	(5,709)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(80)	(265)	(232)
Net loss attributable to common stockholders	$(4,354)	$(453)	$(18,652)	$(5,941)
Net loss attributable to common stockholders per share, basic and diluted	$(0.03)	$(0.02)	$(0.17)	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	127,701,177	25,867,247	106,770,021	20,597,265
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2012	13,376,868	$134	$112,794	$(9,192)	$(7,967)	$95,769	$17,512	$113,281
Gross proceeds from issuance of common stock	35,666,880	366	365,285	—	—	365,650	—	365,650
Discount on issuance of common stock	—	—	(910)	—	—	(910)	—	(910)
Offering costs including dealer manager fees to affiliates	—	—	(37,761)	—	—	(37,761)	—	(37,761)
Distributions to common stockholders	—	—	—	(8,589)	—	(8,589)	—	(8,589)
Issuance of shares for distribution reinvestment plan	912,214	9	8,893	(8,902)	—	—	—	—
Repurchase of common stock	(62,460)	(1)	(614)	—	—	(614)	—	(614)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(8,902)	—	—	(8,902)	—	(8,902)
Contribution from noncontrolling interest	—	—	239			239	8,095	8,334
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,730)	(2,730)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(49)	(49)
Offering costs on preferred equity	—	—	(5,380)	—	—	(5,380)	—	(5,380)
Net loss	—	—	—	—	(24,664)	(24,664)	(3,092)	(27,756)
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,877	776	775,835	—	—	776,611	—	776,611
Deferred equity compensation	10,000	—	106	—	—	106	—	106
Discount on issuance of common stock	—	—	(1,889)	—	—	(1,889)	—	(1,889)
Offering costs including dealer manager fees to affiliates	—	—	(76,609)	—	—	(76,609)	—	(76,609)
Distributions to common stockholders	—	—	—	(23,390)	—	(23,390)	—	(23,390)
Issuance of shares for distribution reinvestment plan	3,255,681	32	31,776	(31,808)	—	—	—	—
Repurchase of common stock	(153,907)	(2)	(1,499)	—	—	(1,501)	—	(1,501)
Additions to common stock subject to redemption	—	—	(31,808)	—	—	(31,808)	—	(31,808)
Issuance of limited partnership units	—	—	(141)	—	—	(141)	1,504	1,363
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,275)	(2,275)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	(18,652)	(18,652)	(701)	(19,353)
BALANCE September 30, 2014	128,551,153	$1,314	$1,129,415	$(81,881)	$(51,283)	$997,565	$18,253	$1,015,818
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net loss	$(4,869)	$(6,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	19,880	5,942
Amortization of leasing costs and intangibles, including ground leasehold interests	31,224	7,473
Amortization of above and below market leases	233	(321)
Amortization of deferred financing costs	3,273	1,219
Amortization of debt premium	(179)	(104)
Deferred rent	(8,119)	(1,887)
(Income)/loss from investment in unconsolidated entities	177	(49)
Stock-based compensation	106	—
Distributions of income from investment in unconsolidated entities	28	—
Leasing costs - assets held for sale	(1,207)	—
Change in operating assets and liabilities:
Other assets	4,973	(1,086)
Rent collections received in restricted cash collateral account	470	(1,249)
Operating reserves	1,995	19
Restricted reserves for tenant improvements	(495)	—
Accounts payable and other liabilities	7,187	4,088
Due to affiliates, net	(1,189)	727
Net cash provided by operating activities	53,488	7,974
Investing Activities:
Acquisition of properties, net	(582,957)	(234,706)
Real estate acquisition deposits	2,600	(2,500)
Improvements to real estate	(713)	(2)
Payments for construction-in-progress	(2,115)	(227)
Construction-in-progress costs- real estate development	(14,603)	—
Construction-in-progress costs to be paid- real estate development	9,727	—
Land acquisition- real estate development	(7,544)	—
Investment in unconsolidated joint venture	(68,424)	(1,440)
Termination fee revenue receivable from tenant, net	(6,193)	—
Distributions of capital from investment in unconsolidated entity	50	46
Net cash used in investing activities	(670,172)	(238,829)
Financing Activities:
Proceeds from borrowings - KeyBank Credit Facility	151,000	180,115
Proceeds from borrowings - Mortgage Debt	132,140	105,600
Proceeds from borrowings - Unsecured Term Loan	300,000	—
Principal payoff of secured indebtedness - KeyBank Credit Facility	(195,500)	(137,445)
Principal payoff of secured indebtedness - KeyBank Term Loan	(282,000)	—
Principal amortization payments on secured indebtedness	(1,238)	(1,036)
Deferred financing costs	(6,688)	(3,487)
Financing deposits	2,325	(3,138)
Issuance of common stock, net	698,113	150,117
Issuance of noncontrolling interests, net of offering costs	1,363	—
Repurchase of common stock	(1,501)	(536)
Dividends paid on preferred units subject to redemption	(14,271)	—
Distributions to noncontrolling interests	(2,552)	(2,209)
Distributions to common stockholders	(21,600)	(4,974)
Net cash provided by financing activities	759,591	283,007
Net increase in cash and cash equivalents	142,907	52,152
Cash and cash equivalents at the beginning of the period	10,407	5,673
Cash and cash equivalents at the end of the period	$153,314	$57,825
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,342	$7,050
Restricted cash- assumed upon acquisition of real estate assets	$21,500	$4,113
Supplemental Disclosures of Non-cash Transactions:
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $1,799 and $0, respectively	$23,843	$—
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets	$—	$8,335
Noncontrolling interest in real estate development	$7,656	$—
Increase (decrease) in distributions payable to noncontrolling interests	$(1)	$47
Increase in distributions payable to common stockholders	$1,790	$407
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$265	$232
Common stock issued pursuant to the distribution reinvestment plan	$31,808	$5,227
Common stock redemptions funded subsequent to period-end	$1,059	$78
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
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
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. On May 14, 2014, the Sponsor assigned its interest in the Advisor to Griffin Capital REIT Holdings, LLC, (the "REIT Holdings"). The Sponsor is the sole member of REIT Holdings. The Company entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company’s board of directors.
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). On November 6, 2009, the Company began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the “Initial Public Offering”) and terminated the Private Offering.
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
On April 25, 2013, the Company terminated its Initial Public Offering having issued approximately 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share in the primary offering (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares, pursuant to the DRP (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum amount of offering proceeds was expected to have been reached. As of September 30, 2014, the Company had issued 109,353,472 shares of the Company’s common stock in the Follow-On Offering and DRP Offering for gross proceeds of approximately $1.1 billion , including shares issued pursuant to the DRP.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

As of September 30, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering. There were 128,551,153 shares outstanding at September 30, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of September 30, 2014 and December 31, 2013, the Company had issued $44.5 million and $12.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $1.1 million and $0.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 6, Equity — Share Redemption Program. Since inception and through September 30, 2014, the Company had redeemed $2.5 million of common stock pursuant to the share redemption plan.

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
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2014, the Company owned approximately 81% of the limited partnership units of the Operating Partnership (approximately 96% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 17% of the limited partnership units were owned by third parties, of which approximately 15% represented the preferred unit investment as discussed in Note 6, Equity. No limited partnership units of the Operating Partnership have been redeemed during the nine months ended September 30, 2014 and year ended December 31, 2013. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2014.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership, including the consolidated VIE, and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Based on certain criteria discussed below, the Company classified two office properties as held for sale. As a result, certain assets are presented as held for sale on the consolidated balance sheets for all periods presented.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of September 30, 2014 and December 31, 2013.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance (see Note 3, Real Estate). As of September 30, 2014 and December 31, 2013, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $42.6 million and $25.5 million, respectively.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and nine months ended September 30, 2014 totaled $6.3 million and $26.1 million, respectively.
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
September 30, 2014
(Dollars in thousands unless otherwise noted)
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
Depreciation expense for buildings and improvements for the three and nine months ended September 30, 2014 were $7.6 million and $19.9 million, respectively, and for the three and nine months ended September 30, 2013 were $2.5 million, and $5.9 million, respectively.

Assets Held for Sale
The Company will account for properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, ("ASC Topic 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.

In accordance with ASC 205, a component of an entity or a group of components of an entity, or a business or nonprofit activity (the entity to be sold), shall be classified as held for sale in the period in which all of the following criteria are met:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

•	Management, having the authority to approve the action, commits to a plan to sell the entity to be sold.

•	The entity to be sold is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such entities to be sold.

•	An active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold have been initiated.

•	The sale of the entity to be sold is probable, and transfer of the entity to be sold is expected to qualify for recognition as a completed sale, within one year, except as permitted by ASC Topic 360.

•	The entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•
The price at which an entity to be sold is being marketed is indicative of whether the entity currently has the intent and ability to sell the entity to be sold. A market price that is reasonable in relation to fair value indicates that the entity to be sold is available for immediate sale, whereas a market price in excess of fair value indicates that the entity to be sold is not available for immediate sale.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. As of September 30, 2014, two properties, which did not meet the criteria for discontinued operations accounting, were classified as held for sale. See Note 3, Real Estate.
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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of September 30, 2014 and December 31, 2013, the Company did not record any impairment charges related to its real estate assets or intangible assets.
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
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property on January 16, 2014. The ground lease has a remaining term of 81 years, expiring on December 31, 2095. See Note 3, Real Estate.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Investments
ASC 810-10, Consolidation, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. If the variable interest holder is not the primary beneficiary, the interest in the VIE is recorded under the equity method of accounting. See Note 4, Investments.

Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of September 30, 2014, there were certain leases that provide for contingent rental income, which represented approximately $0.01 million and $0.03 million of total rental income for the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2014, the Company recognized deferred rent from tenants of $3.0 million and $8.1 million, respectively, and during the three and nine months ended September 30, 2013, $0.9 million and $1.9 million, respectively. As of September 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $14.2 million and $6.4 million, respectively, and is included in deferred rent on the consolidated balance sheets.

Tenant reimbursement revenue, which is comprised of additional rents received from certain tenants to recover certain operating and capital expenses, including property maintenance and services, property taxes and insurance (collectively “Recoverable Expenses”), is recognized as revenue when the additional rent is due, pursuant to the lease. Tenant reimbursement amounts are determined based on the Company's estimate of Recoverable Expenses for the year, pro rated to each tenant based on leased square footage of the property. The Company collects the estimated Recoverable Expenses in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2013, the Company estimated that approximately $0.2 million, net, was over collected from tenants throughout the year, and as a result the Company recorded a liability. Final tenant reimbursement reconciliations were performed, which resulted in an additional $0.1 million in net over collections, after taking into consideration certain corresponding under collections. The net over collection is included in tenant accounts receivable, as a contra-receivable, which is a component of other assets on the accompanying consolidated balance sheets as of September 30, 2014. The net over collections have been, and will continue to be, refunded to the tenant either by a credit to contractual rent payments or as a disbursement from operating cash flow.

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
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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
Pursuant to the Advisory Agreement, the Company was obligated to reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) were subject to a limitation of 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceeded such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminated or were completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of closing of the Follow-On Offering, organizational and offering costs were 2.3% and 0.3% of gross offering proceeds, excluding sales commissions and dealer manager fees, for the Initial Public Offering and the Follow-On Offering, respectively, and 11.9% and 10.1% of gross offering proceeds, including sales commissions and dealer manager fees, for the Initial Public Offering and the Follow-On Offering, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cumulative offering costs- Private and Public Offerings	$130,524	$53,915
Cumulative organizational costs- Private and Public Offerings	$811	$552
Organizational and offering costs advanced by and due to the Advisor (1)	$—	$280

(1)	As of December 31, 2013, these amounts are included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three and nine months ended September 30, 2014 was $0.6 million and $3.3 million, respectively, and for the three and nine months ended September 30, 2013 was $0.3 million and $1.2 million, respectively. Amortization expense for the nine months ended September 30, 2014 includes $1.7 million of write-offs related to the unamortized deferred financing costs associated with the KeyBank Credit Facility, which was refinanced through the AIG Loan on January 24, 2014, and the KeyBank Term Loan which was terminated in conjunction with the execution of the Unsecured Term Loan on May 8, 2014. Amortization expense for the nine months ended September 30, 2013 includes $0.3 million of write-offs related to the refinancing through the Midland Mortgage Loan on February 28, 2013. The Company’s deferred financing costs balance as of September 30, 2014 is comprised of financing costs incurred for the loan assumption related to the Ace Hardware property acquisition, Unsecured Term Loan, Midland Mortgage Loan, AIG Loan and TW Telecom Loan, discussed in Note 5, Debt. As of September 30, 2014 and December 31, 2013, the Company’s deferred financing costs, net of accumulated amortization, were $12.4 million and $9.0 million, respectively.
Other Assets

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing costs, net of amortization. Non-tenant receivables primarily consist of a $6.2 million termination fee, net of $0.5 million in collections, as a result of the lease termination with World Kitchen, LLC on January 24, 2014, which was financed over approximately 5.5 years at 5.5%. Prepaid expenses will be expensed as incurred. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of leasing costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred leasing costs totaled $2.4 million, net of other assets related to real estate held for sale of $1.2 million, as of September 30, 2014 and $0.5 million as of December 31, 2013. Amortization expense related to leasing costs was less than $0.05 million and $0.09 million for the three and nine months ended September 30, 2014, respectively. There was no amortization expense on leasing costs for the three and nine months ended September 30, 2013.

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
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and started recognizing compensation expense for the 1,000 shares of restricted stock granted and subject to the vesting period. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares. As a result of these issuances, the Company incurred approximately $0.1 million of stock-based compensation expense during the nine months ended September 30, 2014, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
Fair Value Measurements

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2014 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2014 and December 31, 2013, including the Unsecured Term Loan, which was executed on May 8, 2014, and the TW Telecom Loan, which was executed on August 1, 2014. The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s contractual cash flows using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 3 of the fair value hierarchy and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2014 and year ended December 31, 2013.

		(in thousands)
	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$20,980	$19,721	$21,214	$19,958
Emporia Partners	$4,463	$4,194	$4,669	$4,442
LTI (1)	$32,887	$32,307	$33,388	$32,822
TransDigm (2)	$6,774	$6,611	$6,889	$6,712
Ace Hardware (3)	$25,878	$23,735	$—	$—
Midland Mortgage Loan	$102,381	$105,600	$100,049	$105,600
AIG Loan	$117,584	$110,640	$—	$—
TW Telecom Loan	$21,500	$21,500	$—	$—

(1)	The carrying value does not include the debt premium of $0.1 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	The carrying value does not include the debt premium of $0.1 million as of September 30, 2014 and December 31, 2013.

(3)	The carrying value does not include the debt premium of $1.9 million as of September 30, 2014.

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
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2014, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2014 and December 31, 2013, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended September 30, 2014. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
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
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company has elected to early adopt the provisions in ASU No. 2014-08. As a result, the Company recorded the two assets held for sale as of September 30, 2014 as assets held for sale and classified the results of those assets in continuing operations on the statement of operations. The Company expects the adoption thereof to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.
  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

3.	Real Estate
As of September 30, 2014, the Company’s real estate portfolio consisted of 54 properties in 19 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.8 billion, including the allocation of the purchase price to above and below-market lease valuation.
2014 Acquisitions
During the nine months ended September 30, 2014, the Company acquired twelve properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $606.8 million as shown below. Also, as discussed in Note 4, Investments, the Company acquired an 80% interest in a data center located in Ashburn, Virginia, with an initial investment of$68.4 million. The gross acquisition value of the property was $187.5 million, including closing costs, which was partially financed with debt of $102.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	Mortgage Debt (3)	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (4)
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	$57,000	1,380,070	$1,710	$56,900	$—	2018	$6,013
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (5)	1/14/2014	92,000	430,000	2,760	92,000	—	2030	6,343
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	685	—	—	2023	1,888
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	1,580	—	—	2021	4,185
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	2,898	—	—	2029	6,334
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	1,110	—	23,843	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	426	—	—	2023	1,081
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	1,530	—	—	2019	3,819
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	2,703	—	—	2020	5,899
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	996	—	—	2024	2,423
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	517	—	—	2025	1,206
TW Telecom	Lone Tree, CO	TW Telecom Holdings Inc.	8/1/2014	43,000	166,700	1,290	—	21,500	2024	2,913
				$606,829	3,668,120	$18,205	$148,900	$45,343		$44,937

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5%, of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations. As of September 30, 2014, the Company had incurred approximately $4.5 million in acquisition fees and reimbursable expenses related to the 80% interest investment in the Digital Realty joint venture.

(2)	Represents borrowings from the KeyBank Credit Facility discussed in Note 5, Debt. Any remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)
Represents loan assumption related to the Ace Hardware property (the "Ace Hardware Mortgage Loan") and the mortgage debt obtained to partially fund the acquisition of the TW Telecom property, see Note 5, Debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

(4)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to September 30, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligation under its lease agreement during the next 12 months. Total base rental income received for the TW Telecom property for the three months ended September 30, 2014 was $0.8 million based on an acquisition date of August 1, 2014.

(5)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

The following summarizes the purchase price allocation of the 2014 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation- above/(below) market	Ground leasehold interests- below market	Debt premium	Total
Caterpillar	$6,000	$37,904	$8,607	$4,489	$—	$—	$57,000
Digital Globe	8,600	52,145	31,255	—	—	—	$92,000
Waste Management (1)	—	11,757	4,758	4,056	2,254	—	$22,825
BT Infonet	9,800	34,244	7,239	1,386	—	—	$52,669
Wyndham Worldwide	6,200	76,333	14,819	(752)	—	—	$96,600
Ace Hardware	6,900	27,437	6,508	(2,045)	—	(1,800)	$37,000
Equifax I	1,850	7,971	4,738	(359)	—	—	$14,200
American Express	15,000	32,096	13,796	(9,892)	—	—	$51,000
SoftBank	22,789	53,945	15,005	(1,639)	—	—	$90,100
Vanguard	2,230	23,685	7,376	(91)	—	—	$33,200
Parallon	1,000	12,729	4,043	(537)	—	—	$17,235
TW Telecom	11,097	26,096	9,721	(3,914)	—	—	$43,000
Total property acquisitions	$91,466	$396,342	$127,865	$(9,298)	$2,254	$(1,800)	$606,829
Restoration Hardware (3)	15,200	14,228	375	—	—	—	$29,803
Total	$106,666	$410,570	$128,240	$(9,298)	$2,254	$(1,800)	$636,632

(1)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(2)	Represents the purchase of land and the development costs, included in construction-in-progress, as of September 30, 2014 and discussed in Note 4, Investments.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

The following unaudited condensed pro forma operating information is presented as if the Company’s properties acquired in 2014 had been included in operations as of January 1, 2013. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$52,888	$31,221	$167,466	$84,089
Net income (loss)	$1,987	$2,010	$24,420	$(16,078)
Net income (loss) attributable to noncontrolling interests	$66	$293	$969	$(2,835)
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(90)	$(80)	$(265)	$(232)
Net income (loss) attributable to common stockholders (1)	$(2,828)	$2,223	$20,333	$(19,144)
Net income (loss) attributable to common stockholders per share, basic and diluted	$(0.02)	$0.09	$0.19	$(0.93)

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2014 to 2030, are shown in the table below (in thousands).

2014	39,232
2015	158,596
2016	162,755
2017	163,426
2018	155,463
Thereafter	716,539
Total	$1,396,011

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to September 30, 2014, pursuant to the respective in-place leases, was greater than 5% as of September 30, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2014, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
California	$19,281	6	13.8%
Illinois	15,184	6	10.9
Colorado	14,161	5	10.1
Ohio	12,219	5	8.7
Arizona	12,150	4	8.7
Georgia	11,686	3	8.4
New Jersey	11,686	4	8.4
Texas	7,809	3	5.6
All others (1)	35,492	18	25.4
Total	$139,668	54	100%
(1) All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2014, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$38,769	17	27.8%
Finance & Insurance	32,267	24	23.1
Information (2)	19,565	6	14.0
Professional, Scientific & Technical Services (3)	11,386	7	8.2
Wholesale Trade (4)	8,964	3	6.4
All others (5)	28,717	18	20.5
Total	$139,668	75	100%

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2014 are as follows:

Year of Lease Expiration	Annualized Net Rent		Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2014	$279	'(1)	2	407,000	0.2%
2015	791		5	349,700	0.5%
2016	1,107		4	109,800	0.8%
2017	5,160		4	276,600	3.7%
2018	17,801		9	2,248,170	12.7%
2019	16,270		9	1,289,700	11.7%
2020	15,823		7	1,202,300	11.3%
2021	9,189		4	921,800	6.6%
2022	11,673		5	1,014,100	8.4%
2023	8,873		5	597,450	6.3%
2024	18,551		10	1,542,100	13.3%
2025	17,257		7	1,324,100	12.5%
2026	2,342		1	218,800	1.7%
2027	1,875		1	81,600	1.3%
2029	6,334		1	249,400	4.5%
2030	6,343		1	430,000	4.5%
Vacant	—		—	300,200	—%
Total	$139,668		75	12,562,820	100%

(1) Amount includes a short-term lease with Assemblers, Inc., which expires on December 31, 2014.
Tenant and Portfolio Risk
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
In June 2013, World Kitchen, LLC vacated the Will Partners property located in Monee, Illinois (a manufacturing and distribution facility) but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term. As of September 30, 2014, $0.5 million had been collected resulting in a net balance of $6.2 million. In return the Company released World Kitchen, LLC from any and all obligations under the lease in-place. Upon the execution of the termination agreement KeyBank released the property as collateral of the Key Bank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated Key Bank Credit Agreement.  The Company’s property manager is actively involved in finding an appropriate replacement tenant. During the nine months ended September 30, 2014, and as a result of the termination, the Company wrote off approximately $0.9 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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
Tenant security deposits as of September 30, 2014 and December 31, 2013, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.4 million and $0.07 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of September 30, 2014 and December 31, 2013 totaled $0.02 million and $0.9 million, respectively.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of September 30, 2014, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Assets Held for Sale
As of September 30, 2014, the Eagle Rock Executive Office Center, East Hanover, New Jersey, and College Park Plaza, Indianapolis, Indiana, properties were marketed for sale as the properties were not considered consistent with the investment criteria of the Company. These properties are included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08 as the properties did not meet the requisite requirements to be classified as discontinued operations. The properties, however, were classified as held for sale, net, on the consolidated balance sheets at the lower of their (i) carrying amount or (ii) fair value less costs to sell. The following summary presents the major components of assets and liabilities related to the real estate held for sale as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance as of September 30, 2014	Balance as of December 31, 2013
Land	$2,103	$2,103
Building	9,389	9,389
Tenant origination and absorption cost	2,293	2,293
In-place Lease (Above Market)	115	115
Construction in Progress	74	—
Leasing Costs, net	1,207	—
Deferred Rent	270	31
Accumulated Depreciation	(1,445)	(351)
Total Assets	$14,006	$13,580

KeyBank Term Loan	—	13,692
Restricted Reserves	9	559
Accounts Payable and Other Liabilities	483	585
Due to Affiliates	13	19
Total Liabilities	$505	$14,855
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The leases were measured against comparable

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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

	Balance September 30, 2014	Balance December 31, 2013
In-place lease valuation (above market)	$28,514,515	$18,680,639
In-place lease valuation (above market)- accumulated amortization	(5,498,639)	(1,970,482)
In-place lease valuation (above market), net	23,015,876	16,710,157
Ground leasehold interest (below market)	2,254,342	—
Ground leasehold interest (below market)- accumulated amortization	(19,429)	—
Ground leasehold interest (below market), net	2,234,913	—
Intangible assets, net	$25,250,789	$16,710,157
In-place lease valuation (below market)	$(45,939,143)	$(26,708,360)
In-place lease valuation (below market)- accumulated amortization	6,452,109	3,156,902
In-place lease valuation (below market), net	$(39,487,034)	$(23,551,458)
Tenant origination and absorption cost	$372,088,822	$246,516,745
Tenant origination and absorption cost- accumulated amortization	(54,051,442)	(22,933,515)
Tenant origination and absorption cost, net	$318,037,380	$223,583,230

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 8.0 years and 7.7 years as of September 30, 2014 and December 31, 2013, respectively. The amortization of the intangible assets for the respective periods is as follows:

	Amortization (income) expense for the nine months ended September 30,
	2014	2013
In-place lease valuation, net	$(232,950)	$321,180
Tenant origination and absorption cost	$31,117,927	$7,472,978
Ground leasehold interest (below market)	$19,429	$—
As of September 30, 2014, annual amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost is expected to be $(2.3) million and $44.4 million, respectively, each year for the next five years. As of December 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.9) million and $35.3 million, respectively, each year for the next five years.
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, releasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows (in thousands):

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Description	Balance December 31, 2013	Additions	Deductions	Balance September 30, 2014
Rent abatement reserves (1)	$4,334	—	$(3,994)	$340
Tenant improvement reserves (2)	18,723	27,657	(7,114)	39,266
Midland Mortgage Loan repairs reserves (3)	453	—	—	453
Real estate tax reserve (Emporia Partners) (4)	41	743	—	784
Property insurance reserve (Emporia Partners) (4)	204	279	—	483
Restricted deposits (5)	10	5	—	15
Midland Mortgage Loan restricted lockbox (6)	1,696	1,226	(1,696)	1,226
Total	$25,461	$29,910	$(12,804)	$42,567

(1)	Represents a rent abatement escrow funded by the seller for base rent as specified per the terms of the lease. Deductions represent rent earned during the period for certain properties.

(2)
Additions represent tenant improvement reserves either funded by the seller or the Company and held by the lender for acquisitions made in the current period. The most significant of these reserves is $21.0 million and $4.6 million for the Digital Globe tenant improvements and tenant improvements for a new lease executed at an existing property, respectively. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(3)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt. Additions represent interest earned during the period.

(4)	Additions represent monthly funding or real estate taxes and insurance by the tenant during the current period.

(5)	Addition represents a required impressed balance in the lender-controlled account for the Ace Hardware property which was acquired during the current period.

(6)
As part of the terms of the Midland Mortgage Loan, as discussed in Note 5, Debt, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the appropriate property operating accounts.

4.	Investments

Investments in Unconsolidated Entities

On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consists of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future. The initial exchange right, which may be exercised at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership. The secondary exchange right, which may be exercised until at least five years after the date of the agreement, allows each investor to either exchange its interest in the DST for units in the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership, such exchange will be dilutive to the existing limited partnership unit holders. The Operating Partnership has not exercised the exchange right effective with the completion of the required one year hold period.

On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating, maintaining and otherwise dealing with a data center facility located in Ashburn, Virginia (the "Property"). The Property consists of approximately 132,000 square feet and is fully leased to Facebook, Inc. and Morgan Stanley with an average remaining lease term of approximately 8 years.

The interests discussed above are not deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have the ability to exercise significant control through majority voting rights. As such, the interests in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the joint venture agreements. As of September 30, 2014, the balance of the investments totaled $69.6 million as shown below (in thousands):

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2013	$1,421	$—	$1,421
Additions		68,424	68,424
Net income (loss)	28	(205)	(177)
Distributions	(78)	—	(78)
Balance September 30, 2014	$1,371	$68,219	$69,590

Investments in Joint Ventures

Effective June 16, 2014, WRRH Patterson, LLC (an affiliate of Weeks Robinson Properties) and Griffin Capital JVII Patterson, LLC, a wholly-owned SPE of the Operating Partnership, entered into an operating agreement as Managing Member and Investor Member, respectively, for purposes of forming WR Griffin Patterson, LLC ("WR Griffin"). WR Griffin's purpose is to acquire, own, develop, construct, and otherwise invest and manage a development project located in Patterson, California (the "Project") in which a warehouse and distribution facility consisting of approximately 1.5 million square feet will be developed and constructed (the "Restoration Hardware" property). The Restoration Hardware property is leased to Restoration Hardware, Inc. and Restoration Hardware Holdings, Inc. as co-tenants (collectively, "Restoration Hardware") pursuant to a 15-year triple-net lease, obligating Restoration Hardware to all costs and expenses to operate and maintain the property, including certain capital expenditures. The lease term commences upon completion of the project, which is expected to occur in the first half of 2015. The business and affairs of WR Griffin will be managed by the Managing Member. However, all major decisions, as provided in the operating agreement, must be approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest in the purchase and sale agreement has been assigned to the Investor Member in exchange for a mandatory redemption fee. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon completion of the project.

On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC, ("Weeks Robinson") to develop and construct the Restoration Hardware property. On June 20, 2014, the land on which the property will be constructed was purchased by WR Griffin for approximately $15.0 million, including closing costs. The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company consolidated the interest and included the following balances on its consolidated balance sheet as of September 30, 2014. See Note 3, Real Estate.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

September 30, 2014
(in thousands)
Cash on hand	$1,176
Construction in progress paid	14,603
Land	15,200
Construction in progress payable	(9,727)
Noncontrolling interest	(7,656)
Total investment	$13,596

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

5.	Debt
As of September 30, 2014 and December 31, 2013, the Company’s debt consisted of the following (in thousands):

	Balance as of September 30, 2014	Balance as of December 31, 2013	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,721	$19,958	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,194	4,442	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	32,307	32,822	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	122	186	—		—	—
TransDigm Mortgage Loan	6,611	6,712	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	88	128	—		—	—
Ace Hardware Mortgage Loan	23,735	—	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,724	—	—		—	—
Midland Mortgage Loan	105,600	105,600	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640	—	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom	21,500	—	2.61%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	326,242	169,848
KeyBank Credit Facility	—	44,500	2.16%	(3)	Interest Only	June 2018 (3)
KeyBank Term Loan	—	282,000	2.16%	(3)	Interest Only	November 2018 (3)
Unsecured Term Loan	300,000	—	1.61%	(4)	Interest Only	May 2019
Total	$626,242	$496,348

(1)	The weighted average interest rate as of September 30, 2014 was approximately 3.3% for the Company’s fixed-rate and variable-rate debt combined and 5.0% for the Company’s fixed-rate debt only.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 2.45%. As of September 30, 2014, the LIBO Rate was 0.16%.

(3)	As discussed below, the interest rate was a one-month LIBO Rate + 2.00%. The KeyBank Credit Facility and Term Loan were both terminated on May 8, 2014, at which time, the LIBO Rate was 0.16%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

(4)	As discussed below, the interest rate is a one-month LIBO Rate + 1.45%. As of September 30, 2014, the LIBO Rate was 0.16%.

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
On January 24, 2014, a principal payment in the amount of $109.0 million was made on the KeyBank Credit Facility in conjunction with a refinancing whereby five properties, which previously served as security for the KeyBank Credit Facility became collateral for the AIG Loan discussed below. In connection with the acquisitions during the nine months ended September 30, 2014, the Company, through the Operating Partnership, made draws totaling $148.9 million under the KeyBank Credit Facility and repaid $193.4 million, which includes the $109.0 million repaid in conjunction with the AIG Loan.
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
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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
The Unsecured Revolver and Unsecured Term Loan both have an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
As of September 30, 2014, there was an outstanding balance of $300.0 million on the Unsecured Term Loan, which was required to be drawn pursuant to the Unsecured Credit Agreement, and was used to repay the then-existing KeyBank Term Loan, which had an outstanding balance of $227.0 million on May 8, 2014. The remaining proceeds were used to acquire additional properties.
TW Telecom Loan
On August 1, 2014, the Company, through the Operating Partnership, entered into a loan agreement with Mutual of Omaha Bank (the "Lender"), pursuant to which the Lender provided the Operating Partnership with a loan in the amount of $21.5 million (the "TW Telecom Loan"). The funds were utilized to partially fund the TW Telecom property acquisition. The TW Telecom Loan is secured by a deed of trust on the TW Telecom property. The TW Telecom Loan has a term of 5 years, maturing on August 1, 2019 and bears interest based on the LIBO Rate plus 2.45%, requiring monthly interest-only payments for the first 12 months and monthly payments of principal and interest thereafter. The TW Telecom Loan can be prepaid without penalty after 2 years of the five year term have elapsed.
Debt Covenant Compliance
Pursuant to the terms of the Second Restated KeyBank Credit Agreement, the Operating Partnership, in consolidation with the Company, was subject to certain loan compliance covenants including, but not limited to (as defined therein), (1) a

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

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
Pursuant to the terms of the TW Telecom Loan, the Operating Partnership is required to maintain a minimum debt service coverage ratio as defined in the loan agreement for the property 1.60x beginning with the quarter ended December 31, 2014.
The Company was in compliance with all debt covenants as of September 30, 2014.
The following summarizes the future principal repayments of all loans as of September 30, 2014 per the loan terms discussed above (in thousands):

2014	$468
2015	1,932
2016	39,745	(1)
2017	23,198	(2)
2018	5,347
Thereafter	553,618	(3)
Total principal	624,308
Unamortized debt premium	1,934
Total debt	$626,242

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.2 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)	Amount includes payment of the balances of:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

•	the TW Telecom Loan and the Unsecured Term Loan, both of which mature in 2019,

•	the Midland Mortgage Loan and Emporia Partners Mortgage Loan, both of which mature in 2023,

•	the Ace Hardware Mortgage Loan, which matures in 2024, and

•	the AIG Loan, which matures in 2029.

Principal repayments on the Ace Hardware Mortgage Loan do not include the unamortized valuation premium of $1.7 million.
6.    Equity

Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, the Operating Partnership, entered into a purchase agreement with an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. Starwood is entitled to monthly distributions calculated as follows:

•	From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;

•	From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.

At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of September 30, 2014. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances the Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.
Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month Starwood may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, Starwood will have the right to appoint a majority to the board of directors. In addition, Starwood will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at Starwood's discretion. The Company was in compliance with all of the covenants as of September 30, 2014.
Common Equity
The Company issued approximately 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million in the Initial Public Offering, which terminated on April 25, 2013. In connection with the Follow-

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

On Offering and the DRP Offering, the Company had issued 109,353,472 shares of the Company’s common stock for gross proceeds of approximately $1.1 billion from April 26, 2013 through September 30, 2014. As of September 30, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering, as discussed in Note 1, Organization. There were 128,551,153 shares outstanding at September 30, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
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
As of September 30, 2014 and December 31, 2013, $44.5 million and $12.7 million in shares, respectively, had been issued under the DRP, of which $1.1 million and $0.2 million in redemptions payable subsequent to quarter end, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of September 30, 2014 and December 31, 2013, $44.5 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $1.1 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets for share redemption requests received prior to the end of the quarter. Since inception, through September 30, 2014, the Company had redeemed 250,867 shares of common stock for approximately $2.4 million at a weighted average price per share of $9.76 pursuant to the SRP. As of September 30, 2014, there were 105,032 shares totaling $1.1 million subject to redemption requests. On October 31, 2014, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $10.08. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of September 30, 2014, noncontrolling interests were approximately 3% of total shares outstanding and approximately 4% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
Operating partnership units issued pursuant to the Will Partners REIT, LLC (Will Partners) contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, the limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. There were no redemption requests during the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

Noncontrolling interests include the Company's interest in the joint venture with Weeks Robinson, the real estate developer engaged to develop and construct the Restoration Hardware property. See Note 3, Real Estate. The interest in the joint venture is deemed to be a variable interest in a VIE and based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is the primary beneficiary of the investment. As such, the interest in the VIE is recorded using the consolidation method of accounting in the accompanying consolidated financial statements. Under the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

consolidation method, the company includes the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements as shown in Note 4, Investments.

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning balance	$19,736	$17,512
Issuance of limited partnership units	1,504	8,095
Distributions to noncontrolling interests	(2,275)	(2,730)
Allocated distributions to noncontrolling interests subject to redemption	(11)	(49)
Net loss	(701)	(3,092)
Ending balance	$18,253	$19,736

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2014 and December 31, 2013 (in thousands):

	Year Ended December 31, 2013			Nine Months Ended September 30, 2014
	Incurred	Paid	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$24,849	$22,931	$1,918	$22,657	$24,575	$—
Operating expenses	584	550	151	778	667	$262
Asset management fees	4,317	3,786	727	8,845	8,390	$1,182
Property management fees	1,839	1,943	(33)	3,986	3,447	$506
Costs advanced by the Advisor	2,357	2,215	279	969	1,248	$—
Dealer Manager fees	10,959	10,886	97	23,281	23,378	$—
Total	$44,905	$42,311	$3,139	$60,516	$61,705	$1,950

The Advisory Agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. Upon termination of the Public Offerings, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
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
September 30, 2014
(Dollars in thousands unless otherwise noted)
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

Reimbursement of Organization and Offering Expenses (Advisor)
The Company was required under the Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Company’s prospectus and the Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offerings, excluding sales commissions and dealer manager fees. The Advisory Agreement also states that organization and offering expenses, including sales commissions and dealer manager fees, may not exceed 15% of gross offering proceeds of the Public Offerings. Upon termination of the Public Offerings, organization and offering expenses did not exceed these limits.

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
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2014 and 2013 approximately $0.3 million, $0.8 million, $0.1 million, and $0.4 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as offering proceeds and acquisition activity increase.

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 15 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT II, Inc. ("GAHR II") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both publicly-registered, non-traded real estate investment trusts. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT II, Inc., whose offering went effective with the SEC on July 31, 2014. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

Some of the material conflicts that the Sponsor, Advisor, and Property Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Advisory Agreement and the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

distribution structure under the Operating Partnership Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy, which is as follows:

In the event that an investment opportunity becomes available, the Sponsor will first present the opportunity to the Company, which has a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of the Company until the earlier to occur of (a) the date that is six months after the completion of the Company's last offering of shares of its common stock or (b) the date on which the Company has invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties; provided that this right of first refusal will expire no later than October 29, 2014. Following the expiration of the Company's right of first refusal, the Sponsor will allocate potential investment opportunities to the Company and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

If, after consideration of these factors, the investment opportunity is suitable for us and for GCEAR II, then:

•	we will have priority for investment opportunities of $75 million or greater; and

•	GCEAR II will have priority for investment opportunities of $35 million or less, until such time as GCEAR II reaches $500 million in aggregate assets (based on contract purchase price).

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
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

8.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred $0.1 million and $0.3 million in rent expense related to the ground lease during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the remaining required payments under the terms of these ground lease are as follows (in thousands):

2014	$45
2015	180
2016	180
2017	198
2018	198
Thereafter	34,444
Total	$35,245

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
During the quarter ended September 30, 2014, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from January 1, 2014 through September 30, 2014.  Such distributions were paid on a monthly basis, on the first day of the month, for the month then-ended.
On September 17, 2014, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock (equivalent to an annual distribution rate of 6.75% assuming the share was purchased for $10.28 or an annual distribution rate of 6.94% assuming the shares were purchased for $10.00) payable to stockholders of record at the close of business on each day during the period from October 1, 2014 through December 31, 2014. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.    Subsequent Events

Offering Status

As of November 5, 2014, the Company had issued approximately 2,660,446 shares of the Company’s common stock pursuant to the DRP Offering for approximately $26.0 million.

Acquisition of Equifax II property

On October 1, 2014, the Company, through the Operating Partnership, acquired a two-story office facility located in Earth City, Missouri (the "Equifax II property"). The Equifax II property is leased in its entirety pursuant to a full-service gross lease to TALX Corporation. On the acquisition date, the remaining term of the lease was approximately 10 years.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

The purchase price of the Equifax II property was $13.9 million, which, along with other closing fees and expenses, and acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Follow-On Offering.

Entry into Third Amended and Restated Advisory Agreement and Third Amended and Restated Limited Partnership Agreement

In order to more closely align the interests of the Advisor with the stockholders and provide more clarity relating to the incentive fees that may be due to the Advisor, on October 15, 2014, the Company entered into a Third Amended and Restated Advisory Agreement with the Advisor and the Operating Partnership and a Third Amended and Restated Limited Partnership Agreement with the Operating Partnership and the Advisor.
Third Amended and Restated Advisory Agreement
On October 15, 2014, the Company entered into a Third Amended and Restated Advisory Agreement with the Advisor and the Operating Partnership, which amends and supersedes the Second Amended and Restated Advisory Agreement. Pursuant to the Third Amended and Restated Advisory Agreement, (1) provisions related to various subordinated fees that would be due to the Advisor upon the occurrence of certain events have been removed from such agreement and are now included in the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, (2) the Operating Partnership is now a party to the Third Amended and Restated Advisory Agreement and has provided customary representations and warranties, and the provisions of the Third Amended and Restated Limited Partnership Agreement are incorporated into the Third Amended and Restated Advisory Agreement, (3) provisions related to the Disposition Fee have been revised to clarify that the Advisor will be entitled to receive the Disposition Fee in the event that all or substantially all of the Company's business or securities are transferred or otherwise disposed of by way of a merger or other similar transaction, similar to the Disposition Fee the Advisor would receive in the event that the Company sells all or substantially all of its properties, and to clarify that the Disposition Fee in both instances will be subordinated to a return of Invested Capital, as described in the Third Amended and Restated Advisory Agreement, and (4) revisions have been made to the Advisor's policy related to allocation of acquisition opportunities among programs sponsored by the Advisor to reflect changes to such policy governing the allocation of opportunities among the Company and Griffin Capital Essential Asset REIT II, Inc., another program sponsored by the Sponsor, which changes were approved by the board of directors.
Third Amended and Restated Limited Partnership Agreement
On October 15, 2014, the Company entered into a Third Amended and Restated Limited Partnership Agreement with the Operating Partnership and the Advisor, which amends and supersedes the Second Amended and Restated Limited Partnership Agreement.
Pursuant to the Third Amended and Restated Limited Partnership Agreement, the Advisor has been granted a special limited partnership interest in the Operating Partnership and is a party to the Third Amended and Restated Limited Partnership Agreement. In addition, provisions related to various subordinated fees that would be due to the Advisor upon the occurrence of certain events have been included in such agreement and are payable as distributions pursuant to the Advisor’s special limited partnership interest, and the rights of the holders of Series A Cumulative Redeemable Exchangeable Preferred Units of the Operating Partnership, previously contained in Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement, have been incorporated into the Third Amended and Restated Limited Partnership Agreement. After giving effect to the Third Amended and Restated Limited Partnership Agreement, the Advisor may be entitled to receive various subordinated distributions, each of which are outlined further in the Third Amended and Restated Limited Partnership Agreement, if the Company (1) lists its shares of common stock on a national exchange, (2) terminates the advisory agreement, (3) liquidates the portfolio, or (4) enters into an Extraordinary Transaction, as defined in the Third Amended and Restated Limited Partnership Agreement. In the case of each of the foregoing distributions, the Advisor’s receipt of the distribution is subordinate to return of capital to the Company's stockholders plus at least a 6% cumulative, non-compounded return, and the Advisor’s share of the distribution is 5%, 10%, or 15%, depending on the return level to the Company's stockholders.
In addition, in the event of a merger of the Advisor into the Company or one of its affiliates in anticipation of listing or a merger with an already-listed entity, any merger consideration paid to the Sponsor or its affiliates in excess of unreturned and unreimbursed capital invested by the Sponsor and its affiliates into the Company, the Advisor, the dealer manager, or affiliates, relating in any way to the business organization of the Company, the Operating Partnership, or any of its offerings, shall be

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Dollars in thousands unless otherwise noted)
(unaudited)

subordinated to the return of stockholders' invested capital. Such excess merger consideration shall be paid in stock that may not be traded for one year from the date of receipt, and such stock shall be held in escrow pending the occurrence of certain conditions outlined further in the Third Amended and Restated Limited Partnership Agreement.

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
Under our initial public offering, we offered a maximum of 82,500,000 shares of common stock to the public, consisting of 75,000,000 shares (the “Primary Public Offering”) and 7,500,000 shares for sale pursuant to our distribution reinvestment plan (together with the Primary Public Offering, the “Initial Public Offering”). We issued approximately 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million in our Initial Public Offering, which terminated on April 25, 2013, of which 585,533 shares, or $5.6 million, were issued pursuant to the distribution reinvestment plan (“DRP”).
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which is approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, we announced that we were no longer accepting subscriptions in the Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with our Follow-On Offering and DRP Offering, we had issued 109,353,472 shares of our common stock, including shares issued pursuant to the DRP, for gross proceeds of approximately $1.1 billion from April 26, 2013 through September 30, 2014. As of November 5, 2014, we had issued 109,804,783 shares of our common stock, including shares issued pursuant to the DRP, for gross proceeds of approximately $1.1 billion in the Follow-On Offering and the DRP Offering. As of September 30, 2014, we redeemed 250,867 shares of common stock for approximately $2.4 million at a weighted average price per share of $9.76.
We have acquired 54 properties in 19 states for a total purchase price of $1.8 billion and entered into a joint venture, as discussed in Note 4, Investments, for a total purchase price of approximately $148.4 million. The tenants of our properties operate in a diverse range of industries, including consumer products, financial services, manufacturing, education, printing, technology, telecommunications, insurance, energy, and aerospace, as described in more detail in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2013 and our property table below.

As of September 30, 2014, we owned a fee simple interest, except as discussed in footnote 6 below, in 54 properties, as shown in the table below, encompassing approximately 12.6 million rentable square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,587
Will Partners (3)	Monee, IL	World Kitchen, LLC	6/4/2010	26,305	700,200	57%	57%	Manufacturing/ Distribution	2020	225
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	887
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2016	762
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000	328,700	100%	100%	Office/ Flex Facility	2022	4,356
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,240
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	2,887
TransDigm	Whippany, NJ	TransDigm	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,152
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,372
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,310
Northrop Grumman	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,204
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,317
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,002
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,055

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,604
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,685
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,216
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,413
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,875
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	94%	100%	Office	2018	4,854
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	100%/100%	100%/100%	Office	2019	2,534
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,298
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,419
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,193
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,158
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,436
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,318
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2015	902
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500	177,800	17%	42%	Office	2024	787
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400	179,500	51%	69%	Office	2015	(31)
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	100%	100%	Office	2019	2,164
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	93%	Office	2026	6,536

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2014 Annualized Net Rent (2)
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,295
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,783
Northpointe Corporate Center II	Lynwood, WA	Vacant (7)	11/5/2013	7,175	69,000	N/A	N/A	Office	N/A	185
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,796
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,070	100%	100%	Industrial	2018	6,013
Digital Globe	Westminster, CO	Digital Globe, Inc. (4)	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,343
Waste Management (6)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	100%	100%	Office	2023	1,888
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,185
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,334
ACE Hardware Corporation HQ	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,081
American Express	Phoenix, AZ	American Express Travel Related Services Co	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,819
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	100%	100%	Office	2020	5,899
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,423
Parallon	Largo, FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,206
TW Telecom	Lone Tree, CO	TW Telecom Holdings Inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,913
Total real estate portfolio				$1,783,344	12,562,820					$139,668
Investment in unconsolidated joint venture (8)	Ashburn, VA	Facebook, Inc. and Morgan Stanley	9/9/2014	148,400	132,000	100%	100%	Data Center	2024	10,470
Total				$1,931,744	12,694,820					$150,138

(1)	The portfolio is approximately 95% and 96% occupied and leased, respectively.

(2)
Net rent is based on (1) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In June 2013, World Kitchen, LLC vacated the Will Partners property and on January 24, 2014, we executed a termination agreement with World Kitchen, LLC as discussed in Note 3, Real Estate to the consolidated financial statements. Though the lease was non-cancellable and did not expire until February 29, 2020, we felt it was necessary to assume control of the property to facilitate re-leasing efforts. The net rent shown represents a short-term lease executed during the three months ended September 30, 2014, with Assemblers Inc. expiring on December 31, 2014.

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

(6)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(7)	The net rent shown represents a 10-year lease with Intermec Technologies Corporation, which commences on January 1, 2015.

(8)
The Company acquired an 80% ownership interest in a joint venture with Digital Realty Trust for an initial investment of $68.4 million. The table above reflects the impact of the Company's 80% ownership interest in the acquisition value, and net rental revenue, on the Company's portfolio. See Note 4, Investments, of the consolidated financial statements.

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Discontinued Operations and Disposals of Components of an Entity;

•	Revenue Recognition;

•	Consolidation;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Investments in Unconsolidated Entities and Joint Ventures;

•	Common Stock, Preferred Units and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification;

•	Loss Contingencies; and

•	Related Party Transactions.
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
Same Property Analysis
Comparison of the Three Months Ended September 30, 2014 and 2013
For the quarter ended September 30, 2014, our "Same Property" portfolio consisted of 20 properties, encompassing approximately 4.3 million square feet, with an acquisition value of $539.1 million and annual net rent of $41.2 million (for the 12-month period subsequent to September 30, 2014). Our "Same Property" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 20 properties for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$11,376	$11,982	$(606)	(5)%
Property expense recoveries	3,058	3,351	(293)	(9)%
Asset management fees to affiliates	1,011	1,010	1	—%
Property management fees to affiliates	406	475	(69)	(15)%
Property operating expense	2,017	2,134	(117)	(5)%
Property tax expense	1,798	1,775	23	1%
Rental Income
The variance in rental income is due to (1) a net decrease of approximately $0.6 million in rental income, including in-place lease valuation amortization of $0.5 million, primarily due to the World Kitchen, LLC lease termination, which became effective on January 24, 2014; (2) $0.3 million less in straight-line rent adjustments mainly related to rent increases for the Renfro, Will Partners, LTI, AT&T, Travelers, Comcast, UTC, and Cigna properties, as the contractual rent more closely approximated the straight-line rent amount; and (3) a decrease of $0.4 million in base rent concessions related to the Schlumberger property.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance. The decrease in property expense recoveries is due to (1) $0.2 million in property tax expense recovery related to the World Kitchen, LLC lease termination as taxes were previously paid by the tenant; (2) $0.2 million in lower expense recoveries primarily related to the Travelers and Comcast properties, offset by various increases in property expense recoveries for certain properties; and (3) an increase of $0.1 million in prior year expense recoveries related to the 2013 expense reconciliations for the AT&T and Cigna properties.
Property Management Fees to Affiliates
The property management fee decrease of approximately $0.1 million is a result of the decrease in base rent due to (1) the World Kitchen, LLC lease termination; and (2) non-recoverable property management fees that were waived in the current period, primarily for the Travelers, Health Net, Comcast, UTC, Avnet, and Cigna properties.
Property Operating Expense and Property Tax Expense
The decrease in property operating expense is due to a decrease in property services and repairs and maintenance for the Health Net, Comcast, and Boeing properties, which was partially offset by increases for Northrop, Schlumberger, and Cigna properties. The increase in property tax expense is due to property reassessments for the current taxable year for the Will Partners, Travelers, Northrop, Comcast, Schlumberger, and Cigna properties.
Comparison of the Nine Months Ended September 30, 2014 and 2013
As of September 30, 2014, our "Same Property" portfolio consisted of 14 properties, encompassing approximately 3.3 million square feet, with an acquisition value of $325.2 million and annual net rent of $25.8 million (for the 12-month period subsequent to September 30, 2014). The following table provides a comparative summary of the results of operations for the 14 properties for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$19,927	$22,519	$(2,592)	(12)%
Property expense recoveries	3,342	3,769	(427)	(11)%
Asset management fees to affiliates	1,832	1,831	1	—%
Property management fees to affiliates	690	775	(85)	(11)%
Property operating expense	1,795	1,599	196	12%
Property tax expense	3,091	2,680	411	15%

Rental Income
The decrease in rental income is directly a result of the World Kitchen, LLC lease termination, which became effective on January 24, 2014. As a result of the termination, there was a decrease of approximately $1.5 million in base rent. Additionally, the unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) were written off during the nine months ended September 30, 2014. For comparability purposes, the rental income for the nine months ended September 30, 2014 does not include the $7.125 million termination fee, which is included in rental income on the consolidated statements of operations.
Property Expense Recoveries
The decrease in property expense recoveries is primarily the net result of the World Kitchen, LLC lease termination, which resulted in a decrease of approximately $0.5 million in property tax expense recovery, and an increase of $0.1 million in the recovery of maintenance expenses and certain other recoverable operating and capital expenses, mainly related to the AT&T and Health Net properties.
Property Management Fees to Affiliates
The property management fee decrease is a result of a $1.5 million decrease in base rent as a result of the World Kitchen, LLC lease termination, as discussed above, and non-recoverable fees of $0.07 million that were waived in the current period, primarily for the Travelers, Northrop, and Health Net properties.
Property Operating Expense and Property Tax Expense
The increase in property operating expense and property tax expense is mainly attributed to an increase in property tax expense, which is a result of property reassessments for the current taxable year for certain properties, of which the Travelers, Northrop, and Health Net properties accounted for $0.3 million, and an increase in property expenses, primarily due to utilities and property services for the Will Partners, Travelers, Northrop, and Health Net properties.
Portfolio Analysis
As of September 30, 2013, we owned 21 properties, and, as shown in the table above, as of September 30, 2014 we owned 54 properties. As of September 30, 2014, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and nine months ended September 30, 2014 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Property analysis above for properties held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three Months Ended September 30, 2014 and 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase	Percentage Change
	2014	2013
Rental income	$42,659	$12,317	$30,342	246%
Property expense recoveries	9,972	3,553	6,419	181%
Asset management fees to affiliates	3,382	1,040	2,342	225%
Property management fees to affiliates	1,446	569	877	154%
Property operating expense	8,465	2,189	6,276	287%
Property tax expense	6,665	1,885	4,780	254%
Acquisition fees and expenses to non-affiliates	596	158	438	277%
Acquisition fees and expenses to affiliates	5,742	886	4,856	548%
General and administrative expenses	998	654	344	53%
Depreciation and amortization	19,005	5,451	13,554	249%
Interest expense	(5,840)	(3,384)	2,456	73%
Rental Income
Rental income for the three months ended September 30, 2014 is comprised of base rent of $39.1 million, adjustments to straight-line contractual rent of $3.1 million and in-place lease valuation amortization of $0.5 million. Rental income for the three months ended September 30, 2014 increased by $30.3 million compared to the same period a year ago primarily as a result of (1) $0.3 million in higher rental revenue related to the real estate acquired during the three months ended September 30, 2013, which includes one full quarter of activity compared to the same quarter in the prior year; (2) $30.3 million increase in rental revenue related to the real estate acquired subsequent to September 30, 2013; (3) approximately $0.4 million in amortization of in-place lease valuation; less (4) $0.6 million in rental income primarily as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $6.4 million compared to the same period in the prior year as a result of (1) $2.2 million in property tax recoveries related to a net decrease in property tax expense for certain properties of $0.1 million and additional property tax expense for properties acquired after September 30, 2013 of $2.3 million; and (2) $4.2 million increase in property expense recoveries for recoverable operating expenses primarily related to properties acquired after September 30, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three months ended September 30, 2014 and 2013 totaled $4.8 million and $1.6 million, respectively. The total increase of $3.2 million compared to the same period a year ago is a result of (1) $1.2 million in asset management fees and $0.6 million in property management fees related to the acquisitions made during the year ended December 31, 2013; and (2) $1.2 million in asset management fees and $0.4 million in property management fees related to the properties acquired subsequent to December 31, 2013 and the investment in an unconsolidated joint venture discussed in Note 4, Investments.
Property Operating Expense and Property Tax Expense
Property expenses for the three months ended September 30, 2014 and 2013 totaled $15.1 million and $4.1 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $11.0 million compared to the same period a year ago is primarily a result of (1) $4.8 million in property taxes, of which $2.9 million relates to real estate acquired during the year ended December 31, 2013 and $1.7 million relates to real estate acquired subsequent to the year ended December 31, 2013; (2) $4.8 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements (36 of our property leases contained such provisions compared to 10 leases in the same period in the prior year), a majority of which relates to properties acquired subsequent to September 30, 2013; and (3) $1.4 million in property operating expenses related to certain single-tenant properties that were acquired subsequent to September 30, 2013 and are leased pursuant to full service gross leases in which we are responsible for all operating expenses.

Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.6 million for the three months ended September 30, 2014, increased by $0.4 million compared to the three months ended September 30, 2013 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $5.7 million represent the acquisition fees and expense reimbursement earned by our Advisor during the current period for one property acquisition totaling $43.0 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% interest as discussed in Note 4, Investments, compared to the prior year in which acquisitions totaled $29.5 million.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2014 increased by $0.3 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company including transfer agent fees, certain audit fees, regulatory fees, legal costs and other professional fees. The $0.3 million increase is primarily due to the following: (1) an increase of $0.2 million in transfer agent fees as a result of a higher number of common stockholders compared to the same period a year ago; and (2) an increase of $0.1 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2014 consisted of depreciation of building and building improvements of our properties of $7.6 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $11.4 million. The increase of $13.5 million as compared to the three months ended September 30, 2013 is a result of additional depreciation and amortization of (1) $5.6 million related to the acquisitions made during the six months ended June 30, 2014; (2) $0.3 million related to the acquisitions made during the three months ended September 30, 2014; and (3) $7.6 million related to the acquisitions made during the year ended December 31, 2013, which includes three full months of activity compared to partial months of activity during the three months ended September 30, 2013, and three full months for acquisitions made subsequent to September 30, 2013.
Interest Expense
Interest expense for the three months ended September 30, 2014 increased by $2.4 million compared to the same period in 2013 due to the following: (1) $0.9 million in new mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate, of which only four of the five properties served as collateral for the Key Bank Credit Facility for the same period in the prior year; (2) $1.2 million in new interest expense related to the Unsecured Term Loan, which was entered into on May 8, 2014; (3) $0.3 million in new mortgage interest expense for the Ace Hardware Mortgage Loan, which was assumed upon acquisition on April 24, 2014; (4) $0.1 million in new mortgage interest expense for the TW Telecom Loan, which was originated to partially fund the acquisition on August 1, 2014; (5) $0.3 million in amortization of deferred financing costs related to the Unsecured Credit Facility; (6) $0.2 million in additional unused commitment fees primarily related to the Unsecured Revolver, of which $0.02 million related to the secured KeyBank Credit Facility, which was fully paid off in February 2014; and less (7) $0.6 million in interest expense, as a result of the full repayment of the KeyBank Credit Facility.

Comparison of the Nine Months Ended September 30, 2014 and 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		Increase	Percentage Change
	2014	2013
Rental income	$120,277	$30,362	$89,915	296%
Property expense recoveries	27,631	7,673	19,958	260%
Asset management fees to affiliates	8,845	2,532	6,313	249%
Property management fees to affiliates	3,986	1,194	2,792	234%
Property operating expense	22,238	4,078	18,160	445%
Property tax expense	17,671	4,076	13,595	334%
Acquisition fees and expenses to non-affiliates	3,482	1,023	2,459	240%
Acquisition fees and expenses to affiliates	22,657	7,303	15,354	210%
General and administrative expenses	4,192	2,028	2,164	107%
Depreciation and amortization	51,104	13,415	37,689	281%
Interest expense	(18,704)	(9,234)	9,470	103%
Rental Income
Rental income for the nine months ended September 30, 2014 is comprised of base rent of $112.4 million, adjustments to straight-line contractual rent of $8.1 million and in-place lease valuation amortization expense of $(0.2) million. Rental income for the nine months ended September 30, 2014 increased by $89.9 million compared to the same period a year ago as a result of (1) $6.9 million in higher rent income related to the real estate acquired during the nine months ended September 30, 2013, which includes three full quarters of activity compared to the same period in the prior year; (2) $53.4 million in higher rental income related to the real estate acquired subsequent to September 30, 2013 through December 31, 2013; (3) $24.9 million in additional rental income related to the real estate acquired during the nine months ended September 30, 2014; (4) an approximately $7.1 million lease termination fee related to World Kitchen, LLC, the tenant previously occupying the Will Partners property; (5) $0.2 million in in-place lease valuation amortization related to the real estate acquired during the nine months ended September 30, 2014; and less (6) $1.8 million in rental income and $0.7 million in amortization of in-place lease valuation as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $19.9 million compared to the same period in the prior year as a result of (1) $6.2 million in property tax recoveries related to certain properties, as a result of changes in property tax expense for properties acquired prior to September 30, 2013 of $0.9 million, and new property tax recoveries for properties acquired after September 30, 2013 through September 30, 2014 of $5.3 million; (2) $13.3 million in property expense recoveries for recoverable expenses primarily related to $12.1 million for properties acquired during the year ended December 31, 2013 and $1.2 million for properties acquired in the nine months ended September 30, 2014; and (3) $0.4 million in other property expense recoveries primarily related to properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the nine months ended September 30, 2014 and 2013 totaled $12.8 million and $3.7 million, respectively. The total increase of $9.1 million compared to the same period a year ago is a result of (1) $4.1 million in asset management fees and $2.1 million in property management fees related to the acquisitions made during the year ended December 31, 2013; and (2) $2.1 million in asset management fees and $0.8 million in property management fees related to the properties acquired during the nine months ended September 30, 2014 and the investment in an unconsolidated joint venture discussed in Note 4, Investments.
Property Operating Expense and Property Tax Expense

Property expenses for the nine months ended September 30, 2014 and 2013 totaled $39.9 million and $8.2 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $31.8 million compared to the same period a year ago is primarily a result of (1) $13.6 million in property taxes, of which $10.1 million relates to real estate acquired during the year ended December 31, 2013 and $3.1 million relates to real estate acquired during the nine months ended September 30, 2014; (2) $0.3 million in ground lease rent expense for the Waste Management property which was acquired on January 16, 2014; (3) $14.2 million in property operating expenses related to certain real estate for which we paid operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements (36 of our property leases contained such provisions as of September 30, 2014, compared to 10 leases in the same period in the prior year); and (4) $3.7 million in property operating expenses related to certain single-tenant properties that are leased pursuant to full service gross leases in which we are responsible for all operating expenses, of which $3.6 million relates to property acquired subsequent to September 30, 2013.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $3.5 million for the nine months ended September 30, 2014, increased by $2.5 million compared to the nine months ended September 30, 2013 due to increased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $22.7 million represent the acquisition fees and expense reimbursement earned by our Advisor in the current period for 12 property acquisitions totaling $606.8 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% investment as discussed in Note 4, Investments, compared to the prior year in which acquisitions totaled $243.4 million.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2014 increased by $2.2 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs and other professional fees. The $2.2 million increase is primarily due to the following: (1) an increase of $0.8 million in transfer agent fees as a result of higher equity sales for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013; (2) an increase of $0.3 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.3 million in professional fees primarily for audit and tax fees, lease administration costs, and proxy campaign management services; (4) an increase of $0.5 million in state tax expense due to the allocation of properties across 19 states for the nine months ended September 30, 2014 compared to 12 states for the nine months ended September 30, 2013, as well as an increase related to a $0.2 million extension fee for Tennessee state taxes and an increase in withholding tax as a result of higher taxable income for our Operating Partnership; (5) $0.1 million in stock-based compensation for restricted stock units issued to our independent directors; (6) an increase of $0.1 million in organizational costs primarily due to a write-off of prepaid filing fees as a result of the termination of the Follow-On Offering in the current period; and (7) $0.1 million in insurance expense - professional liability as a result of an increase in coverage due to the acquisition of 34 properties subsequent to September 30, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2014 consisted of depreciation of building and building improvements of our properties of $19.9 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $31.1 million. The increase of $37.7 million as compared to the nine months ended September 30, 2013 is a result of additional depreciation and amortization of (1) $11.3 million related to the acquisitions made during the nine months ended September 30, 2014; (2) $26.3 million related to the acquisitions made during the year ended December 31, 2013, which includes nine full months of activity compared to partial months of activity during the nine months ended September 30, 2013, and nine full months for acquisitions made subsequent to September 30, 2013; and (3) $0.1 million related to leasing commissions.
Interest Expense
Interest expense for the nine months ended September 30, 2014 increased by $9.5 million compared to the same period in 2013 due to the following: (1) $0.1 million in new mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as collateral for the KeyBank Credit Facility, and had a lower variable interest rate; (2) $0.6 million in new mortgage interest expense including interest on the Ace Hardware Mortgage Loan which was assumed upon acquisition on April 24, 2014 and the TW Telecom Loan which was entered into upon acquisition on August 1, 2014; (3) $3.0 million in new mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as collateral for the KeyBank Credit Facility, and had a lower variable interest rate, of which four of the five properties served as collateral for the Key Bank Credit Facility for the same period in the prior year; (4) $1.9 million in additional interest expense as it relates to the KeyBank Term Loan, which was originated in November 2013 to acquire the Investment Grade Portfolio and terminated on May 8, 2014; (5) $1.9 million of interest expense related to the Unsecured Term Loan which was entered into on May 8, 2014; (6) $2.3 million in amortization of deferred financing costs including $1.7 million of write-offs related to the unamortized deferred financing costs associated with the KeyBank Credit Facility, which was refinanced through the AIG Loan on January 24, 2014, and the KeyBank Term Loan which was terminated in conjunction with the execution of the Unsecured Term Loan on May 8, 2014; (7) $0.7 million in additional unused commitment fees of which $0.5 million related to the Unsecured Revolver and the remaining $0.2 million related to the secured KeyBank Credit Facility, which was fully paid off in February 2014; (8) a $0.9 million decrease in interest expense related to the KeyBank Credit Facility, which was fully paid off in February 2014; and (9) a $0.1 million decrease in interest expense related to the Bridge Loan, which was terminated during the three months ended December 31, 2013.
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
We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at MFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at MFFO as a means of determining operating results of our portfolio.

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

•
Gain or Loss from the extinguishment of debt. We use debt as a source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are capitalized as a component of assets on the consolidated balance sheets and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required the write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management will no longer consider the effect of the amortization of these financing costs in operating models and also believes that this loss is considered an isolated event not associated with our operations and, therefore, deems this write off to be an exclusion from MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	381	$(435)	(4,869)	$(6,798)
Adjustments:
Distributions to redeemable preferred unit holders	(4,792)	—	(14,219)	—
Depreciation of building and improvements	7,575	2,478	19,880	5,942
Amortization of leasing costs and intangibles	11,423	2,973	31,205	7,473
Company's share of depreciation of building and improvements- unconsolidated entities	15	13	43	27
Company's share of amortization of intangible assets- unconsolidated entities	16	16	48	31
FFO	$14,618	$5,045	$32,088	$6,675
Reconciliation of FFO to MFFO
FFO	$14,618	$5,045	$32,088	$6,675
Adjustments:
Acquisition fees and expenses to non-affiliates	596	158	3,482	1,023
Acquisition fees and expenses to affiliates	5,742	886	22,657	7,303
Company's share of acquisition fees and expenses to non-affiliates- unconsolidated entity	—	92	—	120
Revenues in excess of cash received (straight-line rents)	(3,053)	(887)	(8,119)	(1,887)
Amortization of above/(below) market rent	(552)	(184)	233	(321)
Amortization of ground leasehold interests (below market)	7	—	20	—
Revenues in excess of cash received (financed termination fee)	—	—	(7,125)	—
Cash received related to termination fee	253	—	793	—
Loss on extinguishment of debt - write-off of deferred financing costs	—	—	1,755	—
Company's share of revenues in excess of cash received (straight-line rents)- unconsolidated entities	(89)	(6)	(100)	(11)
Company's share of amortization of above/(below) market rent- unconsolidated entities	5	5	16	10
Gain from discount on investment in unconsolidated entities	—	—	—	(160)
MFFO	$17,527	$5,109	$45,700	$12,752

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan and fixed rate and assumed mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with Starwood as discussed in Note 6, Equity. Generally, cash needs for items, other than property acquisitions, will be met from operations. There may be a delay in the deployment of the proceeds raised in our Follow-On Offering for the additional properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any unused proceeds from our Follow-On Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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

Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, our Operating Partnership entered into a purchase agreement with an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of our Operating Partnership. Starwood is entitled to monthly distributions calculated as follows:

•	From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;

•	From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.
At all times, LIBOR will be subject to a minimum floor of 0.25%.

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of September 30, 2014. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances our Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.

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
Our cash and cash equivalent balances increased by approximately $142.9 million during the nine months ended September 30, 2014 and were used in or provided by the following:
Operating Activities. During the nine months ended September 30, 2014, we generated approximately $53.5 million of net cash from operating activities, compared to $8.0 million generated during the same period in 2013. The net loss of $4.9 million in the current period is offset by (1) non-cash adjustments of $45.4 million (consisting of depreciation and amortization of $54.4 million, $0.2 million of distributions and income from investment in unconsolidated entities, and $0.1 million of stock-based compensation, less deferred rent of $8.1 million and leasing costs related to the real estate assets held for sale of $1.2 million), which increased compared to the same period in 2013 in which the same non-cash adjustments totaled $12.3 million, as a result of the increase in depreciation and amortization and deferred rent related to the properties acquired subsequent to September 30, 2013; and (2) cash provided by working capital of $12.9 million compared to cash provided by working capital of $2.5 million for the nine months ended September 30, 2013. The $10.4 million increase in working capital is due to (a) a $6.0 million decrease in the change in other assets mainly due primarily to a $1.9 million tenant reimbursement for the Atlanta Wildwood property, a $0.3 million termination fee payment from Bluelinx for reducing its leased space during the previous ownership, a $0.2 million termination fee payment from Perot for terminating its lease in December 2013, and $3.2 million in year-end equity sales, for which cash was received as of January 2, 2014; (b) a $1.7 million decrease related to the cash collections received in a designated cash collateral account which is controlled by the lender; (c) a $2.0 million decrease in the change in operating reserves due to rent earned during the period; (d) a $0.5 million increase in the change in tenant improvement reserves due to additions made for certain properties, partially offset by disbursements made in the current period; (e) a $3.1 million increase in the change in accounts payable as a result of additional prepaid rent received in the current period; and (f) a $1.9 million decrease in the change in due to affiliates as a result of the expense reimbursement for the Investment Grade Portfolio acquisition, which was paid as of January 30, 2014.
Investing Activities. During the nine months ended September 30, 2014, we used $670.2 million in cash for investing activities, compared to $238.8 million used during the same period in 2013, related to (1) $583.0 million for the acquisitions made in the current period; (2) $7.5 million for the investment in a land development joint venture; (3) $7.7 million paid for construction-in-progress and tenant improvements; (4) $68.4 million for the investment in an unconsolidated entity; and (5) $6.2 million related to a note receivable for the World Kitchen, LLC lease termination fee discussed in Note 3, Real Estate, to the consolidated financial statements; less (6) $2.6 million in real estate acquisition deposits used in the current period.

Financing Activities. During the nine months ended September 30, 2014, we generated $759.6 million in financing activities, compared to $283.0 million generated during the same period in 2013, an increase in cash provided by financing activities of $476.6 million. The increase in cash generated is the net result of a $852.3 million increase in the change in cash provided by financing activities compared to the prior year and a $375.7 million increase in the change in cash used in financing activities compared to the prior year. For the nine months ended September 30, 2014, the $852.3 million increase is comprised of: (1) $29.1 million less in proceeds from borrowings on the KeyBank Credit Facility discussed above; (2) a net increase of $26.5 million in proceeds from borrowings due to increases of $110.6 million in proceeds from borrowings on the AIG Loan discussed above and $21.5 million due to the addition of the TW Telecom property mortgage loan offset by a decrease of $105.6 million in proceeds from borrowings on the Midland Mortgage Loan discussed above; (3) $300.0 million in proceeds from borrowings on the Unsecured Term Loan discussed above; (4) $5.5 million in financing-related deposits that were paid in the prior year and applied to closing in the current period; (5) $548.0 million increase in the issuance of common stock; and (6) $1.4 million in the issuance of limited partnership units. For the nine months ended September 30, 2014, the $375.7 million increase in the change in cash used consists of the following: (1) $58.1 million in principal repayments on the KeyBank Credit Facility; (2) $282.0 million to repay the KeyBank Term Loan; (3) $3.2 million in deferred financing costs; (4) $1.0 million in common stock repurchases; (5) $31.2 million in distribution payments to common stockholders, preferred unit holders and noncontrolling interests; and (6) $0.2 million in principal amortization, including the Ace Hardware property mortgage loan.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	Nine Months Ended September 30, 2014			Year Ended December 31, 2013
Distributions paid in cash — noncontrolling interests	$2,232			$2,675
Distributions paid in cash — redeemable noncontrolling interests (1)	320			366
Distributions paid in cash — common stockholders	21,600			7,731
Distributions paid in cash — preferred equity	14,271			1,354
Distributions reinvested (shares issued)	31,808			8,902
Total distributions	$70,231	(2)		$21,028
Source of distributions (3):
Cash flows provided by operations	38,423		55%	$2,599	13%
Offering proceeds from issuance of common stock	—		—%	9,527	45%
Offering proceeds from issuance of common stock pursuant to the DRP	31,808		45%	8,902	42%
Total sources	$70,231		100%	$21,028	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the three and nine months ended September 30, 2014) and noncontrolling interests (see consolidated statements of equity for the three and nine months ended September 30, 2014) based on their respective ownership percentages as of September 30, 2014, as discussed in Note 6, Equity.

(2)
Total distributions declared but not paid as of September 30, 2014 were $3.0 million, $0.3 million and $1.6 million for common stockholders, noncontrolling interests, and preferred equity holders, respectively.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
For the nine months ended September 30, 2014, we paid and declared distributions of approximately $55.2 million to common stockholders including shares issued pursuant to the DRP, and approximately $16.8 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO and MFFO for the nine months ended September 30, 2014 of $32.1 million and $45.7 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$624,308	$468	$41,677	$28,545	$553,618
Interest on outstanding debt obligations (2)	154,645	5,088	39,189	33,983	76,385
Ground lease obligations	35,245	45	360	396	34,444
Total	$814,198	$5,601	$81,226	$62,924	$664,447

(1)
Amounts include principal payments only. As of September 30, 2014, the total Unsecured Term Loan balance was $300.0 million and is due on May 8, 2019. The payments on our mortgage debt do not include the premium of $1.9 million.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2014. Projected interest on the Unsecured Term Loan is based on the interest rate in effect at September 30, 2014.

Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of September 30, 2014, our debt consisted of (1) mortgage loans of $326.2 million, of which $110.0 million relates to property-specific mortgages, which include $1.9 million in debt premiums; and (2) the Unsecured Term Loan of $300.0 million. The KeyBank Credit Facility and KeyBank Term Loan were terminated on May 8, 2014 upon our entry into the Unsecured Credit Agreement discussed below.
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
TW Telecom Mortgage Debt
In conjunction with the acquisition of the TW Telecom property, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Mutual of Omaha Bank. See Note 5, Debt, to the consolidated financial statements for a detailed description of the credit agreement. The TW Telecom Loan has interest rate based on the LIBO Rate plus 2.45% adjusted on the first banking day of each month. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the TW Telecom Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the TW Telecom Loan would have potentially increased by approximately $0.04 million for the nine months ended September 30, 2014.
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
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Unsecured Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Unsecured Term Loan would have potentially increased by approximately $1.2 million for the nine months ended September 30, 2014.
Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, Starwood is entitled to monthly distributions calculated as follows:

•
From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined in Note 6, Equity, to the consolidated financial statements) per Preferred Unit;

•	From November 1, 2015 through October 31, 2016, a rate of LIBO plus 8.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2016 through October 31, 2017, a rate of LIBO plus 9.25% per annum of the Liquidation Preference per Preferred Unit;

•	From November 1, 2017 through October 31, 2018, a rate of LIBO plus 10.25% per annum of the Liquidation Preference per Preferred Unit.
At all times, LIBOR will be subject to a minimum floor of 0.25%.
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would have potentially increased by approximately $1.9 million for the nine months ended September 30, 2014.

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

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82,500,000 shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75,000,000 shares to be offered to the public in our primary offering at an aggregate offering price of up to $750,000,000, or $10.00 per share through February 14, 2013, and 7,500,000 shares to be offered to investors pursuant to our DRP at an aggregate offering price of $71,250,000, or $9.50 per share through February 14, 2013. On February 15, 2013, we began offering shares in our Initial Public Offering at the revised price of $10.28 per share, and a revised price under our DRP equal to 95% of the revised share offering price, which is approximately $9.77 per share. Our Initial Public Offering was terminated on April 25, 2013 and on April 26, 2013, we began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) (together with the Initial Public Offering, the “Public Offerings”) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, which is approximately $9.77 per share. On April 22, 2014, we announced that we were no longer accepting subscriptions in our Follow-On Offering. On May 7, 2014, we filed a Registration Statement on Form S-3 (SEC File No. 333-195765) for the registration of $75.0 million in shares pursuant to the DRP (the "DRP Offering"). Our equity raise as of September 30, 2014 resulted in the following:

Common shares issued in our Public Offerings	123,985,543
Common shares issued in all public offerings pursuant to our DRP	4,568,499
Common shares redeemed in our SRP	(250,867)
Total common shares outstanding in all public offerings	128,303,175
Gross proceeds from our Public Offerings	$1,266,529,733
Gross proceeds from all public offerings from shares issued pursuant to our DRP	44,515,371
Total gross proceeds from all public offerings	1,311,045,104
Redemption of common shares pursuant to our SRP	(2,447,300)
Selling commissions and dealer manager fees paid	(123,634,716)
Reimbursement to our Advisor of O&O costs paid	(5,369,351)
Net proceeds paid from all public offerings	1,179,593,737
Reimbursement to our Advisor of O&O and other costs payable	—
Net proceeds from all public offerings	$1,179,593,737
The net offering proceeds raised in the Public Offerings, exclusive of the $142.9 million increase in cash and cash equivalents per the consolidated statements of cash flows, were used primarily to fund (1) $263.3 million to repay a significant portion of the outstanding balance of the KeyBank Credit Facility during the nine months ended September 30, 2014; (2) $496.7 million for certain property acquisitions paid at closing; (3) $92.1 million in payments on mezzanine and bridge loans used to acquire certain properties; (4) $92.2 million of various fees and reimbursements paid to affiliates; (5) $55.0 million to repay a portion of the outstanding balance of the KeyBank Term Loan during the nine months ended September 30, 2014; (6) $19.6 million in deferred financing costs paid to lending banks; (7) $5.4 million in offering costs related to the preferred units issued as a result of the Investment Grade Portfolio acquisition during the year ended December 31, 2013; (8) $4.5 million for real estate acquisition and other deposits to unaffiliated parties primarily for current and potential future acquisitions and financing, which are included in real estate acquisition deposits and in other assets on the consolidated balance sheets; (9) $69.9 million for the investments in unconsolidated entities, as discussed in Note 4, Investments; (10) $13.6 million for the investment in a land development joint venture, which includes construction in progress; less (11) $3.6 million in additional proceeds as a result of the $105.6 million and $110.64 million in borrowing proceeds from the Midland Mortgage Loan and AIG Loan, respectively, both discussed in Note 5, Debt, to the consolidated financial statements, less the $103.6 and $109.0 million, respectively, used from those proceeds to repay a portion of the outstanding balance of the KeyBank Credit Facility; and less (12) $73.0 million in additional proceeds as a result of the $300.0 million in borrowing proceeds from the Unsecured Term Loan, discussed in Note 5, Debt, to the consolidated financial statements, less the $227.0 million used from those proceeds to repay the outstanding balance of the KeyBank Term Loan.

(c)
As noted in Note 6, Equity – Share Redemption Program, in the notes to the financial statements contained in this report, and more fully described in our prospectus, as supplemented from time to time, our board of directors adopted a share redemption program ("SRP") on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Our SRP has no set termination date, but our ability to redeem shares under the program is limited as described in Note 6.

As of September 30, 2014 and December 31, 2013, $44.5 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $1.1 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2014 and December 31, 2013. During the nine months ended September 30, 2014, we redeemed 153,907 shares of common stock for approximately $1.5 million at a weighted average price per share of $9.75 pursuant to the SRP. Since inception through September 30, 2014, we redeemed 250,867 shares of common stock for approximately $2.4 million at a weighted average price per share of $9.76 pursuant to the SRP. As of September 30, 2014, there were 105,032 shares totaling $1.1 million subject to redemption requests to be processed subsequent to September 30, 2014. On October 31, 2014, we satisfied all of the eligible redemption requests at a weighted average price per share of $10.08. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended September 30, 2014, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2014	75,237	$9.97	75,237	(1)
August 31, 2014	—	N/A	—	—
September 30, 2014	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 6.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Unsecured Credit Agreement dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.2	Revolver Note, dated May 8, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.3	Term Loan Note, dated May 8, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.4	Guaranty, dated May 8, 2014, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on May 14, 2014, Commission File No. 000-54377
10.5	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on October 17, 2014, Commission File No. 000-54377
10.6
Third Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on October 17, 2014, Commission File No. 000-54377

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 5, 2014	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)