Form 10-K
period 2014-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2015-03-11
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-54377

Griffin Capital Essential Asset REIT, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	26-3335705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $1,308,592,836 assuming a market value of $10.28 per share, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2015, there were 130,451,259 outstanding shares of common stock of the registrant.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

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
Overview
We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law primarily with the purpose of acquiring single tenant properties that are essential to the tenant's business. As used in this report, “we,” “us” and “our” refer to Griffin Capital Essential Asset REIT, Inc. We were taxed as a REIT for the taxable year ended December 31, 2010, and for each year thereafter, after satisfying both financial and non-financial requirements. Our year end is December 31.
We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, which is our Advisor. Griffin Capital REIT Holdings, LLC (“Holdings”) is the sole member of our Advisor. Kevin A. Shields, our Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation. Griffin Capital Corporation, our sponsor, is the sole member of Holdings and Griffin Capital Property Management, LLC, the sole owner of Griffin Capital Essential Asset Property Management, LLC, our property manager. Our operating partnership is Griffin Capital Essential Asset Operating Partnership, L.P. (our “Operating Partnership”). We expect to own all of our properties directly or indirectly through our Operating Partnership or similar entities. See Note 1, Organization, to the consolidated financial statements for further details on our affiliates.
On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009 we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.
We terminated our private offering on November 6, 2009 and began our initial offering to the public of a maximum of 82.5 million shares of common stock, consisting of 75 million shares of common stock at $10.00 per share (the “Primary Public Offering”) and 7.5 million shares at $9.50 per share pursuant to our distribution reinvestment plan (“DRP”) (together with the Primary Public Offering, our “Initial Public Offering”). We issued 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million in our Initial Public Offering, which terminated on April 25, 2013, including 585,533 shares, or $5.6 million, issued pursuant to the DRP.
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which was approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, we announced that we were no longer accepting subscriptions in the Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. We issued 107,144,337 total shares of our common stock for gross proceeds of approximately $1.1 billion in our Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with our DRP Offering, we had issued 3,526,030 shares of our common stock for gross proceeds of approximately $34.7 million through December 31, 2014.
Since our inception through December 31, 2014, we redeemed 355,899 shares of common stock for approximately $3.5 million at a weighted average price per share of $9.85 pursuant to our share redemption program (“SRP”).
As of December 31, 2014, we owned 56 properties in 19 states, encompassing approximately 12.9 million rentable square feet with a going-in capitalization rate of 7.7%. For information about revenue concentration by geographical location and industry, and about acquisitions, see Note 3, Real Estate, to the consolidated financial statements.
Pending Merger of Signature Office REIT into our Company
On November 21, 2014, we, Griffin SAS, LLC ("Merger Sub"), our wholly owned subsidiary, and Signature Office REIT, Inc. ("SOR") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the satisfaction or waiver of certain conditions, SOR will be merged with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger as our wholly owned subsidiary.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the date and time the Merger becomes effective (the "Effective Time"), each share of common stock, par value $0.01, of SOR issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 2.04 (the "Exchange Ratio") shares of our common stock, par value $0.001 per share. The Exchange Ratio was determined as a result of negotiations between our board of directors and SOR's board of directors (which consists solely of independent directors), with the assistance of separate financial advisors. The Merger Agreement and the Merger and the other transactions contemplated in the Merger Agreement have been unanimously approved by our board of directors and the board of directors of SOR on November 21, 2014.
Assuming all of the conditions to the Merger are satisfied and the Merger is consummated in accordance with the terms in the Merger Agreement, we will acquire all of the real estate owned by SOR, consisting of 15 buildings located in eight states, comprising a total of approximately 2.6 million square feet.
The consummation of the Merger is subject to certain customary closing conditions, including, among others, approval of the Merger by the SOR stockholders, the absence of certain legal impediments to the consummation of the Merger, the effectiveness of the registration statement on Form S-4 that we filed on February 3, 2015 (SEC File No. 333-201835), in connection with the Merger, the absence of a material adverse effect on either us or SOR, and compliance by us, Merger Sub, and SOR with their respective obligations under the Merger Agreement, including the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction.
The Merger Agreement may be terminated under certain circumstances by both us and SOR. Upon termination, if such termination occurs under certain specified circumstances, SOR may be required to pay us a termination fee of $20 million. The Merger Agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $3 million, if the Merger Agreement is terminated under certain circumstances.
Pursuant to the terms of the Merger Agreement, SOR is entitled to appoint a non-voting observer representative (the "Observer") to attend and participate in meetings of our board of directors and committees thereof. The Observer will be entitled to all meeting fees and cash compensation as if the Observer were an independent director member of our board of directors and each of the committees thereof, and will be reimbursed for the reasonable, documented out-of-pocket expenses incurred in connection with attendance at board and committee meetings. Pursuant to the terms of the Merger Agreement, we will enter into a Board Observer and Indemnification Agreement with the Observer, which is attached as Exhibit A to the Merger Agreement.
The foregoing descriptions of the Merger Agreement and the transactions contemplated thereby, and the Board Observer and Indemnification Agreement, are not complete and are subject to and qualified in their entirety by reference to full agreements, copies of which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on November 24, 2014. There is no guarantee that the Merger will be consummated.
Primary Investment Objectives
Our primary investment objectives are to invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes, provide regular cash distributions to our stockholders, preserve and protect stockholders' invested capital, and achieve appreciation in the value of our properties over the long term. We cannot assure our stockholders that we will attain these primary investment objectives.
Exchange Listing and Other Liquidity Events
Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Our board of directors has begun to consider the appropriate timing for a liquidity event and has begun to weigh various strategic considerations. Subject to market conditions and the sole discretion of our board of directors, we may seek one or more of the following liquidity events:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer the company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate the company; or

•	otherwise create a liquidity event for our stockholders.
However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events. Our board of directors has the sole discretion to forego a liquidity event and continue operations if it deems such continuation to be in the best interests of our stockholders. Even if we accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what stockholders paid for their shares.

Investment Strategy
We operate a portfolio of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary, and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent.
Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if the board of directors deems such investments to be in the best interests of our stockholders.
Our sponsor has been acquiring single tenant business essential properties for nearly two decades. Our sponsor’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.
We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant business essential assets;

•	a clear alignment of interests between management and investors, as certain affiliates of our sponsor invested over $26 million in our portfolio by contributing certain properties to us;

•	stable cash flow backed by a portfolio of single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes the responsibility for these costs;

•	contractual lease rate increases enabling distribution growth and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.
We cannot assure our stockholders that any of the properties we acquire will result in the benefits discussed above.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	essentialness of the property to the business operations of the tenant;

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
There is no limitation on the number, size or type of properties that we may acquire. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the funds available to us for the purchase of real estate. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.
Description of Leases
We, in most instances, have acquired single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically hold the landlord responsible for the roof and structure, or other aspects of the property, while the tenant is responsible for all remaining expenses associated with the property.
To the extent we acquire multi-tenant properties, we have, and expect to have, a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which will reduce the amount of operating cash flow available for future investments.
Typically, our tenants will have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, contingent liability and property insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants.
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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. At this time, we intend to utilize less than 50% leverage. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2014, our debt leverage was approximately 35%.
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

Insurance on Properties
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
Joint Venture Investments
We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations, such as Delaware Statutory Trusts (DSTs), with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the Advisor uses to evaluate other real estate investments.
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

Government Regulations
The properties we acquire likely will be subject to various federal, state and local regulatory requirements, including the Americans with Disabilities Act, environmental regulations, and other laws, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.
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
We own a 10% interest in one affiliated DST property. See Note 4, Investments, to the consolidated financial statements. On June 24, 2013, our board of directors determined that we would not acquire any new properties in which our sponsor, or its executive officers, owns an economic interest in excess of 10% of the contract purchase price. To the extent management and the board of directors determine to acquire a property in which our sponsor owns an economic interest of 10% or less, the board of directors adopted certain procedures that they intend to apply consistently.
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
Properties owned through a DST format where our sponsor, or its executive officers, owns a 10% economic interest or less.  For these situations, we typically will have the option to acquire the balance of the interests in the DST from the other investors after one year from the initial sale to one of the DST investors.  If our board determines to acquire those interests, we will obtain an independent third party appraisal on the property.  We intend to acquire the interests in the DST based on such appraisal. The DST investors will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, (b) exchange their DST interests for limited partnership units in our operating partnership which amounts will be grossed-up by 10% since the exchange will not include sales commissions or a dealer manager fee, or (c) elect to retain the DST interests.  In certain circumstances, the DST investors may only have options (a) and (b) available depending upon the nature and structure of the underlying transaction and the financing related thereto.
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

Employees
We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

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
We have incurred operating losses in the past and have an accumulated deficit, and may incur operating losses in the future. We had net income of $0.01 million for the fiscal year ended December 31, 2014. We incurred net losses of $24.5 million and $5.7 million for the fiscal years ended December 31, 2013 and 2012, respectively. Our accumulated deficit was approximately $51.3 million, $32.6 million and $8.0 million as of December 31, 2014, 2013 and 2012, respectively.

We have paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our public offerings. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. During the years ended December 31, 2014, 2013 and 2012, we funded a portion of our total distributions (including reinvested distributions and distributions declared and not yet paid) using cash flow from operations and a portion using proceeds from our public offerings.  See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy, below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2014, we owned 56 properties in 19 states. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, our stockholders will have to rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, David C. Rupert, Michael J. Escalante, Joseph E. Miller, Mary P. Higgins, Howard S. Hirsch, Don G. Pescara and Julie A. Treinen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals, with the exception of Kevin A. Shields, which policy is owned by our sponsor. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
An affiliate of Starwood Property Trust, Inc. (the “Preferred Equity Investor”) invested approximately $250 million in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Redeemable Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) in our Operating Partnership. Under the terms of our Operating Partnership's Third Amended and Restated Limited Partnership Agreement (our operating partnership agreement), which sets forth the key terms of the Preferred Units, upon the occurrence of certain material negative operational events, including, but not limited to, our failure to comply with certain terms of the preferred equity investment, a breach of the protective provisions related to the preferred equity investment, our failure to qualify as a REIT, and a cross-default with certain of our material indebtedness, the Preferred Equity Investor may elect to exchange the Preferred Units into shares of our Series A Cumulative Voting Redeemable Preferred Stock (the “Series A Preferred Stock”) on a one-for-one basis. If the Preferred Equity Investor elects to exchange the Preferred Units for shares of our Series A Preferred Stock, the Preferred Equity Investor, as holder of the Series A Preferred Stock, would have the right to elect a number of directors to our board of directors such that the number of directors elected will represent a majority of our directors at the time of the election. Further, the Preferred Equity Investor may elect to terminate the property management agreement and advisory agreement with our property manager and advisor, respectively. The occurrence of any of these events could adversely affect our ability to operate profitably and could negatively affect our ability to pay distributions to you.
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
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 14 other real estate programs and partnerships affiliated with our sponsor, including Griffin Capital Essential Asset REIT II, Inc. (“GCEAR II”) and Griffin-American Healthcare REIT III, Inc. (“GAHR III”), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. (“GB-BDC”), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund (“GIREX”), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.
Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Our executive officers and one of our directors are also officers of our sponsor, our Advisor, our property manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as one or more of the other programs currently managed by officers and key personnel of our Advisor. Our sponsor, Advisor and its affiliates are actively involved in 14 other affiliated real estate programs, including GCEAR II and GAHR III, tenant in common programs and other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.
We may face a conflict of interest when purchasing properties from affiliates of our Advisor.
As of December 31, 2014, we have acquired six of our properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our President, David C. Rupert and our Vice President – Acquisitions, Don Pescara, along with several third party investors. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our Advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors will approve all transactions between us and our Advisor and its affiliates. See Part I, Item 1, Business - Affiliate Transaction Policy.
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
Our Advisor will face conflicts of interest relating to the incentive distribution structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our Advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, our President and our Vice President - Acquisitions, will have a significant equity interest in our Operating Partnership through the contribution of certain of our properties, our Advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our Advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to greater fees. In addition, our Advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Our operating partnership agreement will require us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated Advisor.
At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue if there is a substantial difference in the amount of subordinated distributions the Advisor may receive for each liquidity event. Our Advisor may prefer a liquidity event with higher subordinated distributions. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge us with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to the Advisor which may create certain conflicts of interest.
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
Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our sponsor, our Advisor, and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Baker Donelson may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
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
Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock. In addition, our board can authorize the issuance of preferred units under our Operating Partnership which may have similar preferential rights as preferred stock. There is no limit on the amount of preferred units our Operating Partnership could issue.  On November 5, 2013, our Operating Partnership issued preferred units in connection with the acquisition of the Investment Grade Portfolio. See Note 6, Equity, to the consolidated financial statements. As a result of the preferred equity investment in our Operating Partnership, upon the occurrence of certain material negative operational events, the Preferred Equity Investor may elect to exchange any amount of Preferred Units in the Operating Partnership for shares of our Series A Cumulative Voting Redeemable Preferred Stock on a one-for-one basis.
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
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2014, we owned 56 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to registration under the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our DRP Offering and those that may be issued pursuant to our pending Merger with SOR, in the event that the Merger is approved by SOR’s stockholders, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding payment obligation as set forth under our operating partnership agreement, (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (7) issue preferred units, existing stockholders and investors purchasing shares in our DRP Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2014, we had 129,763,016 shares of common stock issued and outstanding, and we owned approximately 82% of the limited partnership units of the Operating Partnership (approximately 96% of the common units). Our sponsor and certain of its affiliates owned approximately 2% of the limited partnership units of the Operating Partnership, and the remaining approximately 16% of the limited partnership units were owned by third parties, of which approximately 15% represent the preferred units issued. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $7.95 as of December 31, 2014 as compared to our offering price per share pursuant to our DRP Offering of $10.40 as of December 31, 2014. Therefore, upon a purchase of our shares in the DRP Offering, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of commissions and/or expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized identified intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.
Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.
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
Risks Related to Our Pending Merger
Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that SOR pay certain termination fees or, in certain circumstances, that we or SOR pay expenses to the other party.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others: (i) the approval of the Merger by the holders of a majority of the outstanding shares of SOR common stock; (ii) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, prevent, or prohibit the Merger or any of the transactions contemplated by the Merger Agreement; and (iii) the effectiveness of the registration statement on Form S-4 filed by us for purposes of registering the shares of our common stock to be issued in connection with the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (x) the other party's compliance with its covenants and agreements contained in the Merger Agreement; (y) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel of each party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT.
There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect our or SOR's results of operations and business prospects for the following reasons, among others: (i) each of us and SOR will incur certain transaction costs, regardless of whether the proposed Merger closes, which could adversely affect each company's respective financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of our affiliates and SOR from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us or SOR, respectively. In addition, we or SOR may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by September 30, 2015, and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, SOR may be required to pay us a termination fee of $20 million. The Merger Agreement also provides that one party may be required to reimburse the other party's transaction expenses, not to exceed $3.0 million, if the Merger Agreement is terminated under certain circumstances.
The ownership percentage of our common stockholders will be diluted by the Merger.
The Merger will dilute the ownership percentage of our common stockholders and result in SOR common stockholders having an ownership stake in us following the effective time of the Merger that is smaller than their current stake in SOR. Following the issuance of shares of our common stock to SOR stockholders pursuant to the Merger Agreement, our common stockholders, on the one hand, and former SOR stockholders, on the other hand, are expected to hold approximately 76% and 24%, respectively, of our common stock issued and outstanding immediately after the effective time of the Merger, based on the number of shares of our common stock, limited partnership units in our Operating Partnership, and shares of SOR common stock currently outstanding and various assumptions regarding share issuances by us prior to the effective time of the Merger. Consequently, our common stockholders and SOR common stockholders, as a general matter, may have less influence over our management and policies after the effective time of the Merger than each currently exercises over the management and policies of us and SOR, as applicable.
The Merger Agreement includes restrictions on our ability and SOR's ability to make excess distributions to our respective stockholders, even if we or SOR, as applicable, would otherwise have net income and net cash available to make such distributions.
The terms of the Merger Agreement generally prohibit SOR from making distributions to its stockholders in excess of $1.50 per share of SOR common stock (determined on an annual basis), unless SOR obtains our prior written consent. Similarly, the Merger Agreement generally prohibits us from making distributions to our stockholders in excess of $0.6939 per share of our common stock (determined on an annual basis), unless we obtain the prior written consent of SOR.  While we and SOR have generally agreed to use each of our reasonable best efforts to close the Merger in an expeditious manner, factors could cause the delay of the closing, which include obtaining the approval of the Merger from the common stockholders of SOR. Therefore, even if we or SOR have available net income or net cash to make distributions to our respective stockholders and satisfy any other conditions to make such distributions, the terms of the Merger Agreement could prohibit such action.
The borrowings we incur in connection with the Merger may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our borrowings.
In connection with the Merger, we expect to incur approximately $156.0 million of new borrowings in order to retire in full SOR's existing debt. In addition, we may determine to incur additional borrowings in the future pursuant to our unsecured credit facility with KeyBank, National Association ("KeyBank"). Following consummation of the Merger, we expect to have approximately $677.4 million of borrowing availability under such unsecured credit facility. Our borrowings could have material adverse consequences for our business and may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures, and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	subject us to maintaining various debt, operating income, net worth, cash flow, and other financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions, or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less borrowings;

•	limit our ability to borrow more funds (even when necessary to maintain adequate liquidity), dispose of assets, or make distributions to stockholders; or

•	increase our costs of capital.
Under the agreements governing our outstanding borrowings, we may incur additional borrowings. If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.
Furthermore, the amounts borrowed pursuant to our unsecured credit facility bear interest at variable rates. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
The Merger and the other transactions contemplated by the Merger Agreement are subject to approval by common stockholders of SOR.
In order for the Merger to be completed, SOR stockholders must approve the Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of the holders of shares of SOR common stock entitled to cast a majority of all the votes entitled to be cast on such proposal at the SOR Special Meeting. If this required vote is not obtained by September 30, 2015, the Merger may not be consummated.
There may be unexpected delays in the consummation of the Merger.
The Merger is expected to close during the first half of 2015, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or SOR may terminate the Merger Agreement if the Merger has not occurred by September 30, 2015. Certain events may delay the consummation of the Merger. Some of the events that could delay the consummation of the Merger include difficulties in obtaining the approval of the SOR stockholders, or satisfying the other closing conditions to which the Merger is subject.
We may incur adverse tax consequences if SOR has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
If SOR has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the Merger is completed, we may inherit significant tax liabilities and could lose our REIT status should disqualifying activities continue after the Merger.
Following the Merger, the Combined Company (defined below) may be unable to integrate our business and SOR's business successfully and realize the anticipated economies of scale and other benefits of the Merger or do so within the anticipated timeframe.
The Merger involves the combination of two public companies that currently operate independently of one another. The company following the Merger (the "Combined Company") is expected to benefit from the elimination of duplicative costs associated with supporting a public reporting company. However, the Combined Company will be required to devote significant management attention and resources to integrating the business practices and operations of us and SOR. Potential difficulties the Combined Company may encounter in the integration process include the following:

•
the inability to successfully combine our business and SOR's business in a manner that permits the Combined Company to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; or

•	performance shortfalls as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Combined Company's management, the disruption of the Combined Company's ongoing business or inconsistencies in the Combined Company's operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Combined Company.
The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the Merger.
Following the Merger, the Combined Company expects to continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which may pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the Combined Company's expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, or other benefits.
The Combined Company may need to incur additional indebtedness in the future.
In connection with executing the Combined Company's business strategies following the Merger, the Combined Company expects to evaluate the possibility of acquiring additional properties and making strategic investments, and the Combined Company may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the Combined Company, including: (i) hindering the Combined Company's ability to adjust to changing market, industry or economic conditions; (ii) limiting the Combined Company's ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; (iv) making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and (v) placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.
Following the consummation of the Merger, the Combined Company will assume certain potential liabilities relating to SOR.
Following the consummation of the Merger, the Combined Company will have assumed certain potential liabilities relating to SOR. These liabilities could have a material adverse effect on the Combined Company's business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.
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
We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. A tenant at one or more of our properties may be negatively affected by an economic slowdown. Lease payment defaults by tenants, including those caused by an economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
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
Our tenant leases are set to expire as shown below (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent Set to Expire (1) (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2015	$89	1	12,800	0.1%
2016	1,091	4	109,500	0.7%
2017	5,189	4	276,700	3.6%
2018	17,828	9	2,248,070	12.3%
2019	16,757	9	1,289,700	11.6%
2020	16,920	9	1,362,100	11.7%
2021	9,170	4	921,500	6.3%
2022	11,710	5	1,014,100	8.1%
2023	8,402	5	597,050	5.8%
2024	19,224	10	1,501,600	13.3%
2025	19,883	8	1,479,700	13.7%
2026	3,861	3	578,900	2.7%
2027	1,898	1	81,600	1.3%
2029	6,362	1	249,400	4.4%
2030	6,343	1	430,000	4.4%
Vacant	—	—	700,200	—%
Total	$144,727	74	12,852,920	100.0%

(1)
Net rent is based on (a) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (b) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

We may experience similar concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space, our stockholders may suffer a loss on their investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we may have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.
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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2014, approximately 13.4% and 10.4% of our total rental income, based on the 12-month period subsequent to December 31, 2014, was concentrated in the states of California and Illinois, respectively. Additionally, as of December 31, 2014, approximately 26.9%, 25.0%, and 13.6% of our total rental income, based on the 12-month period subsequent to December 31, 2014, was concentrated in the manufacturing, finance and insurance, and information industries, respectively.
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
Adverse economic conditions may negatively affect our returns and profitability.
The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in customer defaults under leases or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases; and

•	increased insurance premiums, resulting in part from the increased risk of terrorism and natural disasters, may reduce funds available for distribution.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio consists of single-tenant commercial and industrial properties, we are subject to risks inherent in investments in a single tenant properties in which we rely on the payment of rent from an individual tenant, and our results of operations are sensitive to changes in overall economic conditions that impact the tenant's business and on-going cash flow that can cause the tenant to cease making rental payments. A continuation of, or slow recovery from, ongoing adverse economic conditions, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could continue to negatively impact a tenant's business resulting in insufficient cash flow to continue as a going-concern and ultimately the vacating of the occupied property. Such circumstances will have a direct impact on our cash flow from operations and cause us to incur costs, such as on-going maintenance during vacancy and leasing costs, that could have an impact to continue the payment of distributions to our shareholders.
Since we cannot predict when real estate markets may recover, the value of the properties we acquire may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.
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
Risks Associated with Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank and other syndication partners, or our loan agreements with certain other lenders, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.
We entered into an unsecured credit facility with KeyBank and other syndication partners under which we were provided with up to a $750.0 million senior unsecured credit facility consisting of a $450.0 million senior unsecured revolver and a $300.0 million senior unsecured term loan.
The credit facility requires that we must maintain a pool of real properties, which is subject to the following requirements: (i) no less than 20 unencumbered asset pool properties at all times; (ii) no greater than 15% of the unencumbered asset pool value may be contributed by any single unencumbered asset pool property; (iii) no greater than 15% of the aggregate adjusted net operating income from all the unencumbered asset pool properties may be contributed by any single tenant; (iv) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties subject to ground leases; (v) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties that are under development; (vi) a minimum individual unencumbered asset pool property occupancy of no less than 85%; (vii) a minimum aggregate occupancy of all unencumbered asset pool properties of no less than 90%; and (viii) other limitations as determined by KeyBank upon further diligence of the unencumbered asset pool properties. Upon the occurrence of certain events described further in the KeyBank credit facility agreement, KeyBank may require the borrower to grant a first perfected mortgage/deed of trust lien on each of the unencumbered asset pool properties.
The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum total leverage ratio (60% or, for a maximum of two consecutive quarters following a material acquisition, 65%), a minimum fixed charge ratio (1.5 to 1), a maximum secured debt ratio (40% of total asset value, as defined), a maximum secured recourse debt ratio (5% of total asset value), a maximum unhedged variable rate debt (30% of total asset value), and minimum tangible net worth of at least approximately $843.77 million plus 75% of the net proceeds of any common or preferred share issuance after the effective date and 75% of the amount of units of limited partnership interest in our Operating Partnership issued in connection with the contribution of properties after the effective date.
We also entered into a fixed-rate, 10 year mortgage with Midland Life Insurance Company ("Midland") for $105.6 million, secured by five properties wholly owned by five special purpose entities, wholly owned by our Operating Partnership. The Midland loan requires us to maintain a debt service coverage ratio, as defined in the loan agreement for the secured properties, of 1.60 to 1 and we must maintain a minimum net worth of $75.0 million.
We also entered into a fixed-rate, 15-year loan with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (the "AIG loan") for $110.64 million, secured by five properties owned by special purpose entities wholly owned by our Operating Partnership. The AIG loan requires us to maintain a debt service coverage ratio, as defined in the loan agreement, of 1.2 times, a loan to value ratio, as defined in the loan agreement, of 60%, and a minimum net worth of $110.6 million.
If we were to default under to the KeyBank credit facility agreement, the lenders could accelerate the date for our repayment of the loan, and could sue to enforce the terms of the loan. In addition, upon the occurrence of certain events described further in the KeyBank credit facility agreement, the lenders may have the ability to place a first mortgage on certain of the properties in the unencumbered asset pool, and could ultimately foreclose on such properties. Furthermore, if we should breach certain covenant requirements in the Midland and AIG loans, the lenders could consider the loans in default and accelerate our repayment dates. If we do not have sufficient cash to repay the loans at that time, the lenders could foreclose on a number of our properties securing the loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.
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
We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.
If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.
We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, some of our properties contain, and any future acquisitions we make may contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.
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
Disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions to our stockholders.

Future disruptions in domestic and international financial markets may severely impact the amount of credit available to us and may contribute to rising costs associated with obtaining or maintaining such credit. In such an instance, we may not be able to obtain new debt financing, or maintain our existing debt financing, on terms and conditions we find to be ideal. If disruptions in the credit markets occur and are ongoing, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets may be negatively impacted. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
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
Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions, as we would incur additional tax liabilities.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
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
As of December 31, 2014, we owned a fee simple interest, except as discussed in footnote 6 below, in 56 properties, as shown in the table below, encompassing approximately 12.9 million rentable square feet (dollar amounts shown in thousands).:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2) (Unaudited)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,587
Will Partners (3)	Monee, IL	Vacant	6/4/2010	26,305	700,200	N/A	N/A	Manufacturing/ Distribution	N/A	—
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	887
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2016	762
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000	328,700	100%	100%	Office/ Flex Facility	2022	4,383
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,259
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	2,887
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,160
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,389
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,316
Northrop	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,208
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,337
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,011
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,073

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2) (Unaudited)
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,618
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,706
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,231
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,439
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	96%	100%	Office	2018	4,814
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	100%	100%/100%	Office	2019	2,672
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,325
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,419
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,209
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,179
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,433
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,343
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2020	1,128
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400	179,500	50%	69%	Office	2026	26
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	100%	100%	Office	2019	2,184
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	92%	Office	2026	6,086
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,309

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2) (Unaudited)
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,794
Northpointe Corporate Center II (6)	Lynwood, WA	Vacant	11/5/2013	7,175	69,000	N/A	N/A	Office	N/A	462
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,810
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,070	100%	100%	Industrial	2018	6,034
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (4)	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,343
Waste Management (7)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	100%	100%	Office	2023	1,862
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,215
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,362
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,081
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	100%	100%	Office	2020	5,953
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,435
Parallon	Largo, FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,206
TW Telecom	Lone Tree, CO	tw telecom holdings inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,927
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	100%	100%	Office	2024	1,059
Mason I (8)	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	100%	100%	Office	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	100%	100%	Office	2025	2,680
Total real estate portfolio				$1,854,746	12,852,920					$144,727
Investment in unconsolidated joint venture (9)	Ashburn, VA	A social media company and a financial services company	9/9/14	148,400	132,000	100%	100%	Data Center	2024	17,283

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2) (Unaudited)
Total				$2,003,146	12,984,920					$162,010

(1)	The portfolio is approximately 96% and 97% occupied and leased, respectively.

(2)
Net rent is based on (1) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In June 2013, World Kitchen, LLC vacated the Will Partners property and on January 24, 2014, we executed a termination agreement with World Kitchen, LLC as discussed in Note 3, Real Estate to the consolidated financial statements.  Though the lease was non-cancelable and did not expire until February 29, 2020, we felt it was necessary to assume control of the property to facilitate re-leasing efforts.

(4)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

(5)
In connection with the acquisition of the Farmers and General Electric properties, we were assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the "PILOT Program") with the municipalities which own the underlying leased fee estate and subsequently leased the ground to us. The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by us as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to us, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of our leasehold interest. Upon termination of the lease, we have the obligation to purchase the land for a nominal amount. The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the consolidated balance sheets.

(6)	The net rent shown represents a 10-year lease with Intermec Technologies Corporation, which commences on January 1, 2015.

(7)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2025.

(8)
Approximately $0.7 million of affiliated acquisition fees and acquisition expense reimbursement and $0.1 million of non-affiliated acquisition expenses were allocated between land and building as the property was acquired in a sale-leaseback transaction.

(9)
We acquired an 80% ownership interest in a joint venture with Digital Realty Trust for an initial investment of $68.4 million. The table above reflects the impact of our 80% ownership interest in the acquisition value, and net rental revenue, on our portfolio. See Note 4, Investments, of the consolidated financial statements.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2014, pursuant to the respective in-place leases, was greater than 5% as of December 31, 2014.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2014, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$19,419	6	13.4%
Illinois	15,001	6	10.4
Colorado	14,212	5	9.8
Ohio	13,829	6	9.6
Arizona	12,191	4	8.4
Georgia	11,811	3	8.2
New Jersey	10,961	3	7.6
Texas	7,849	3	5.4
North Carolina	7,733	3	5.3
All others (1)	31,721	17	21.9
Total	$144,727	56	100.0%

(1)	All others account for less than 5% of total annualized net rent on an individual basis. Significant states include Washington (4.5%), Tennessee (4.2%), Pennsylvania (3.6%) and Missouri (3.4%).
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2014, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$38,887	17	26.9%
Finance & Insurance	36,228	25	25.0
Information (2)	19,709	6	13.6
Professional, Scientific and Technical Services (3)	11,874	5	8.2
Wholesale Trade (4)	9,548	4	6.6
All others (5)	28,481	17	19.7
Total	$144,727	74	100.0%

(1)	Industry classification based on the 2012 North American Industry Classification System.

(2)	Includes Telecommunications.

(3)	Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.

(4)
Includes, but is not limited to: Merchant Wholesalers: Machinery, Equipment, and Supplies; Professional and Commercial Equipment and Supplies; Household Appliances and Electrical and Electronic Goods; Paper and Paper Product; and Apparel, Piece Goods, and Notions.

(5)
All others account for less than 5% of total annualized net rent on an individual basis. Significant industries included are Accommodation and Food Services (4.4%); Administrative and Support and Waste Management and Remediation Services (4.2%), Health Care and Social Assistance (3.8%), and Retail Trade (3.4%).

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2014 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2015	$89	1	12,800	0.1%
2016	1,091	4	109,500	0.7%
2017	5,189	4	276,700	3.6%
2018	17,828	9	2,248,070	12.3%
2019	16,757	9	1,289,700	11.6%
2020	16,920	9	1,362,100	11.7%
2021	9,170	4	921,500	6.3%
2022	11,710	5	1,014,100	8.1%
2023	8,402	5	597,050	5.8%
2024	19,224	10	1,501,600	13.3%
2025	19,883	8	1,479,700	13.7%
2026	3,861	3	578,900	2.7%
2027	1,898	1	81,600	1.3%
2029	6,362	1	249,400	4.4%
2030	6,343	1	430,000	4.4%
Vacant	—	—	700,200	—%
Total	$144,727	74	12,852,920	100.0%

Acquisition Indebtedness
For a discussion of our acquisitions and indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

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
Market Information
As of March 4, 2015, we had approximately $1.3 billion in shares of common stock outstanding, including $66.1 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 29,620 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans (as defined below) subject to the annual reporting requirements of ERISA and Account (as defined below) trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports in annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. In accordance with applicable FINRA rules, we are required to provide the estimated value of our shares in our annual report each year. On December 15, 2014, our board of directors set a new share offering price for shares of our common stock in our distribution reinvestment plan at $10.40 per share, based upon its receipt of a third-party report from its advisor that contained a range of potential values of our common stock. We intend to use the current distribution reinvestment plan share price of our shares for purposes of ERISA and FINRA reporting requirements until the next net asset valuation approved by our board of directors, which we expect to occur in the third quarter of 2015. The current share price does not represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.
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
We are currently selling shares of our common stock to the public pursuant to the DRP Offering at a price of $10.40 per share. Our board of directors established this share price following its receipt of a third-party report from an advisor to the board of directors that contained a range of potential values of our common stock, which report was received in conjunction with our proposed Merger with SOR. After reviewing such third-party report and discussing the same with management, our board of directors determined in its reasonable business judgment and discretion that it was advisable to increase the per share offering price pursuant to the DRP in order to issue shares of common stock under the DRP within regulatory guidance related to distribution reinvestment plans.

Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements. We intend to adhere to these requirements and maintain our REIT status for the current year and subsequent years. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, after the year in which we initially qualify to be taxed as a REIT, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2014, we satisfied the REIT requirements and distributed all of our taxable income.
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
Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from operating cash flow generated from our properties and proceeds raised from our Public Offerings. The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2013	$—	$672	$2,667	$0.17
2nd Quarter 2013	$—	$741	$3,439	$0.17
3rd Quarter 2013	$—	$842	$4,503	$0.17
4th Quarter 2013	$2,969	$842	$6,882	$0.17
1st Quarter 2014	$4,687	$825	$11,698	$0.17
2nd Quarter 2014	$4,740	$858	$21,168	$0.17
3rd Quarter 2014	$4,792	$868	$22,332	$0.17
4th Quarter 2014	$4,792	$868	$22,548	$0.17

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2014, awards totaling 12,000 shares of restricted stock have been granted to our independent board members under the Plan.

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
In the event that the compensation committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
The following table provides information about the common stock that may be issued under the Plan as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	9,988,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,988,000

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, we had 129,763,016 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan, therefore the Plan was limited to the issuance of 10,000,000 shares.

Recent Sales of Unregistered Securities
During the fourth quarter of 2014, there were no sales of unregistered securities.
Use of Proceeds from Registered Securities
We registered 82.5 million shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75 million shares to be offered to the public in our primary offering at an offering price of $10.00 per share (later revised to $10.28 per share) and 7.5 million shares to be offered to investors pursuant to our DRP at $9.50 per share (later revised to approximately $9.77 per share). Our Initial Public Offering was terminated on April 25, 2013.
On April 26, 2013, we registered and began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, or approximately $9.77 per share. On April 22, 2014, we announced that we were no longer accepting subscriptions in our Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP Offering. On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

Our equity raise pursuant to the Public Offerings and the DRP Offering as of December 31, 2014 resulted in the following (in thousands, except share amounts):

Common shares issued in our Initial Offering (including shares issued in our DRP)	19,200,570
Common shares issued in our Follow-On Offering (including shares issued in our DRP)	107,144,338
Common shares issued pursuant to our DRP Offering	3,526,030
Common shares redeemed pursuant to our SRP for our Initial and Follow-on Offerings	(355,900)
Total common shares outstanding in our Initial, Follow-On and DRP Offerings	129,515,038

Gross proceeds from our Initial Offering (including our DRP)	$191,523
Gross processed from our Follow-On Offering (including our DRP)	1,097,950
Gross proceeds from shares issued pursuant to our DRP Offering	34,719
Total gross proceeds from our Initial, Follow-On and DRP Offerings	1,324,192
Redemption of common shares pursuant to our SRP for the Initial and Follow-on Offerings	(3,506)
Selling commissions and dealer manager fees paid	(123,638)
Reimbursement to our Advisor of O&O costs paid	(5,369)
Net proceeds from our Initial, Follow-On and DRP Offerings	$1,191,679

The net offering proceeds raised in our Initial, Follow-On and DRP Offerings were used primarily to fund:

•	Repayment of mezzanine, bridge, term and credit facility debt of $427.7 million;

•	Acquisition of real property and investment in joint ventures of $653.5 million;

•	Acquisition fees paid to the Advisor of $55.0 million; and

•	Other company and business obligations, including, but not limited to, the payment of a portion of cash distributions to stockholders, of $55.5 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 6, Equity – Share Redemption Program, in the notes to the consolidated financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to certain significant conditions and limitations. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited.
As of December 31, 2014 and 2013, $57.7 million and $12.7 million in shares of common stock, respectively, were eligible for redemption, of which $1.2 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2014 and 2013. During the year ended December 31, 2014, we redeemed 258,939 shares of common stock for approximately $2.6 million at a weighted average price per share of $9.89. Since inception through December 31, 2014, we redeemed 355,899 shares of common stock for approximately $3.5 million at a weighted average price per share of $9.85 pursuant to the SRP. As of December 31, 2014, there were 125,756 shares totaling $1.2 million subject to redemption requests. On January 31, 2015, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.86. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended December 31, 2014, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2014	105,032	$10.08	105,032	(1)
November 30, 2014	—	N/A	—	—
December 31, 2014	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 6, Equity, to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Total revenue	$202,394	$68,916	$25,490	$15,009	$7,265
Income (loss) from operations	22,501	(10,603)	2,085	1,165	(644)
Net income (loss)	14	(24,469)	(5,674)	(4,621)	(3,809)
Net loss attributable to common stockholders	(18,654)	(24,664)	(4,195)	(2,535)	(990)
Net loss attributable to common stockholders per share, basic and diluted	(0.17)	(0.97)	(0.46)	(0.72)	(1.08)
Distributions declared per common share	0.68	0.68	0.68	0.68	0.68
Balance Sheet Data
Total real estate, net (1)	$1,805,333	$1,132,617	$309,445	$162,863	$103,034
Total assets	2,065,447	1,225,396	334,796	175,945	110,141
Total debt (1)	625,696	489,778	194,812	95,429	69,001
Total liabilities	755,498	563,466	213,190	107,130	72,996
Preferred units subject to redemption	250,000	250,000	—	—	—
Redeemable noncontrolling interests	12,543	4,887	4,887	4,887	4,887
Redeemable common stock	56,421	12,469	3,439	1,070	171
Total stockholders’ equity	973,507	374,838	95,769	41,071	13,510
Total equity	990,985	394,574	113,281	62,858	32,087
Other Data
Net cash provided by (used in) operating activities	$79,186	$948	$5,058	$(1,184)	$(825)
Net cash used in investing activities	(763,840)	(845,672)	(154,066)	(14,651)	(38,755)
Net cash provided by financing activities	743,162	849,458	149,252	19,628	40,828

(1)
During the year ended December 31, 2014, we classified the College Park property as held for sale, therefore, it is not included in real estate assets for December 31, 2014 and 2013. In addition, the KeyBank Term Loan allocated to such property is not included in total debt for December 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
On November 21, 2014, we entered into the Merger Agreement with SOR in connection with the Merger. Under the terms of the Merger Agreement, each share of common stock of SOR issued and outstanding will be converted into the right to receive 2.04 shares of our common stock. The Merger is subject to customary closing conditions, including the receipt of approval of SOR's stockholders, thus, there is no guarantee that the Merger will be consummated.

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
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100.0 million in shares of common stock, consisting of approximately 10.2 million shares pursuant to the DRP, at a price equal to 95% of the share price, which was approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, we announced that we were no longer accepting subscriptions in the Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. We issued 107,144,337 total shares of our common stock for gross proceeds of approximately $1.1 billion in our Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. In connection with our DRP Offering, we had issued 3,526,030 shares of our common stock for gross proceeds of approximately $34.7 million through December 31, 2014. As of December 31, 2014, we redeemed 355,899 shares of common stock for approximately $3.5 million at a weighted average price per share of $9.85.
As of December 31, 2014, we have acquired 56 properties in 19 states for a total purchase price of $1.9 billion, net of a property sold for a total selling price of $10.95 million with an initial acquisition value of $6.5 million, and entered into a joint venture, as discussed in Note 4, Investments, for a total purchase price of approximately $148.4 million. The tenants of our properties operate in a diverse range of industries, including consumer products, financial services, manufacturing, education, printing, technology, telecommunications, insurance, energy, and aerospace, as described in more detail in Part I, Item 2 of this report.

Acquisition Indebtedness
For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.
Significant Accounting Policies and Estimates
We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•
Real Estate - Valuation and purchase price allocation, depreciation and amortization, assets held for sale (Discontinued Operations and Disposals of Components of an Entity), impairment of real estate and related intangible assets;

•	Revenue Recognition;

•	Investments - Consolidation;

•	Noncontrolling Interests in Consolidated Subsidiaries and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes - Deferred tax assets and related valuation allowance, REIT qualification; and

•	Organizational and Offering Costs - Related party transactions.
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
Same Property Analysis
As of December 31, 2014, our "Same Property" portfolio consisted of 14 properties, encompassing approximately 3.3 million square feet, with an acquisition value of $325.2 million and annual net rent of $25.6 million (for the 12-month period subsequent to December 31, 2014). The following table provides a comparative summary of the results of operations for the 14 properties for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2014	2013
Rental income	$27,096	$30,025	$(2,929)	(10)%
Property expense recoveries	$4,518	$5,141	$(623)	(12)%
Asset management fees to affiliates	$2,443	$2,441	$2	—%
Property management fees to affiliates	$934	$976	$(42)	(4)%
Property operating expenses	$2,310	$2,133	$177	8%
Property tax expense	$3,843	$3,960	$(117)	(3)%
Rental Income
The decrease in rental income is directly a result of the World Kitchen, LLC lease termination, which became effective on January 24, 2014. As a result of the termination, there was a decrease of approximately $1.8 million in base rent. Additionally, the unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) were written off during the year ended December 31, 2014. For comparability purposes, the rental income for the year ended December 31, 2014 does not include the $7.125 million termination fee, which is included in rental income on the consolidated statements of operations.
Property Expense Recoveries
The decrease in property expense recoveries is primarily a result of the World Kitchen, LLC lease termination which resulted in a decrease of approximately $0.6 million in property tax expense recoveries.
Property Management Fees to Affiliates
The property management fee decrease is primarily due to the differential between the base rent and the lease termination payments as a result of the World Kitchen, LLC lease termination, as discussed above, which represents approximately $0.02 million of the variance. The remaining $0.02 million is a result of various adjustments to the property management fee rates applied, pursuant to provisions of the leases.
Property Operating Expense and Property Tax Expense

The increase in property operating expense is due to an increase of $0.2 million in utilities, repairs and maintenance, and property services primarily for the Will Partners and Northrop properties, offset by a decrease of approximately $0.02 million primarily related to the Travelers, Zeller, and Health Net properties. The decrease in property tax expense is primarily a result of a $0.2 million decrease for the Will Partners property, which is due to a $0.3 million tax rebate related to 2013 taxes paid in 2014, which World Kitchen, LLC was entitled to prior to the termination of its lease, offset by an increase of $0.07 million due to property tax reassessments and other services for the Plainfield, Travelers, Zeller, Northrop, and Health Net properties.
As of December 31, 2013, our "Same Property" portfolio consisted of seven properties, encompassing approximately 2.3 million square feet, with an acquisition value of approximately $164.7 million and annual net rent of approximately $11.9 million (for the 12-month period subsequent to December 31, 2014). The following table provides a comparative summary of the results of operations for the seven properties for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Increase	Percentage Change
	2013	2012
Rental income	$15,187	$15,187	$—	—%
Property expense recoveries	2,210	2,101	109	5%
Asset management fees to affiliates	1,233	1,233	—	—%
Property management fees to affiliates	432	426	6	1%
Property operating expenses	28	37	(9)	(24)%
Property tax expense	2,210	2,101	109	5%
Property Expense Recoveries and Property Tax Expense
The increase in property expense recoveries and property tax expense is due to an increase in the assessed property tax, primarily related to the Plainfield and Will Partners properties.
Portfolio Analysis
As of December 31, 2013, we owned 42 properties, and, as shown in the table in Part I, Item 2 of this report, as of December 31, 2014, we owned 56 properties. As of December 31, 2014, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2014 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Property analysis above for properties held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.

Comparison of the Years Ended December 31, 2014 and 2013
The following table provides summary information about our results of operations for the year ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$164,412	$54,605	$109,807	201%
Property expense recoveries	37,982	14,311	23,671	165%
Asset management fees to affiliates	12,541	4,317	8,224	191%
Property management fees to affiliates	5,445	1,839	3,606	196%
Property operating expense	30,565	8,865	21,700	245%
Property tax expense	24,873	8,061	16,812	209%
Acquisition fees and expenses to non-affiliates	4,261	4,639	(378)	(8)%
Acquisition fees and expenses to affiliates	24,319	24,849	(530)	(2)%
General and administrative expenses	4,982	2,758	2,224	81%
Depreciation and amortization	72,907	24,191	48,716	201%
Interest expense	24,598	13,922	10,676	77%

Rental Income
Rental income for the year ended December 31, 2014 is comprised of base rent of $152.4 million, adjustments to straight-line contractual rent of $11.6 million, and in-place lease valuation amortization of $0.5 million. Rental income for the year ended December 31, 2014 increased by $109.8 million compared to the same period a year ago as a result of (1) $66.8 million of additional rental income related to the real estate acquired during the year ended December 31, 2013, which includes a full year of activity for the year ended December 31, 2014; (2) $38.7 million in additional rental income related to the real estate acquired during the year ended December 31, 2014; (3) approximately $6.6 million in additional lease termination fees related to World Kitchen, LLC, the tenant previously occupying the Will Partners property; (4) approximately $0.1 million in in-place lease valuation amortization; and less (5) $2.2 million in rental income as a result of the World Kitchen, LLC lease termination.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $23.7 million compared to the same period in the prior year as a result of (1) $8.1 million in property tax recoveries related to certain properties, as a result of changes in property tax expense for properties acquired during the year ended December 31, 2013 of $4.8 million, partially offset by a decrease of $0.6 million related to World Kitchen, LLC, and additional property tax recoveries related to properties acquired during the year ended December 31, 2014 of $3.9 million; (2) $14.9 million in property expense recoveries for recoverable expenses primarily related to $12.8 million for properties acquired during the year ended December 31, 2013 and $2.2 million for properties acquired during the year ended December 31, 2014; and (3) a $0.7 million increase comprised of (A) $0.4 million in other property expense recoveries related to properties acquired during the year ended December 31, 2013; (B) $0.4 million of tenant reimbursable expenses; and (C) less $0.1 million of net over collected expense recoveries.
Management Fees (Asset and Property)
Asset management and property management fees for the years ended December 31, 2014 and 2013 totaled $18.0 million and $6.2 million, respectively. The total increase of $11.8 million compared to the same period a year ago is a result of (1) $4.5 million in asset management fees and $2.5 million in property management fees related to the acquisitions made during the year ended December 31, 2013; (2) $3.7 million in asset management fees related to the properties acquired during the year ended December 31, 2014 and the investment in an unconsolidated joint venture discussed in Note 4, Investments; and (3) $1.1 million in property management fees related to the properties acquired during the year ended December 31, 2014.
Property Operating Expense and Property Tax Expense
Property expenses for the years ended December 31, 2014 and 2013 totaled $55.4 million and $16.9 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $38.5 million compared to the same period a year ago is primarily a result of (1) $16.8 million in property taxes, of which $11.9 million relates to real estate acquired during the year ended December 31, 2013, $5.1 million relates to real estate acquired during the year ended December 31, 2014, less $0.2 million which relates to a property tax rebate the former tenant at the Will Partners property, World Kitchen, LLC, was entitled to receive prior to terminating the lease pursuant to the Redevelopment Agreement with the Village of Monee; (2) $0.4 million in ground lease rent expense for the Waste Management property which was acquired on January 16, 2014; (3) $10.6 million in property operating expenses related to certain real estate for which we paid operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements; (4) $10.2 million in property operating expenses related to certain properties that are leased pursuant to modified gross leases in which we recovered, through estimated monthly recoverable expense reimbursements, any portion of the operating expenses that exceeded the specified operating expenses (base year or expense stop) as set forth in the lease, of which $1.1 million relates to properties acquired during the year ended December 31, 2014; and (5) $0.4 million in property operating expenses related to certain properties for which it is our responsibility to cover such expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $4.3 million for the year ended December 31, 2014, decreased by $0.3 million compared to the year ended December 31, 2013 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $24.3 million represent the acquisition fees and expense reimbursement earned by our Advisor for 14 of the 15 properties acquired in the current period totaling $684.7 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% investment as discussed in Note 4, Investments. In addition, $0.8 million of non-affiliated acquisition expenses and affiliated acquisition fees and expenses earned by our Advisor, for a property acquired in a sale-leaseback transaction, were allocated between land and building and will be depreciated accordingly. In comparison, real estate acquisition fees and expenses to affiliates in the prior year totaled $24.8 million, which was (1) based on a total acquisition value of $851.3 million and (2) included actual acquisition expense reimbursement of $1.9 million paid on the Investment Grade Portfolio acquisition which was less than the 0.50% fee pursuant to the advisory agreement.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 increased by $2.2 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs and other professional fees. The $2.2 million increase is primarily due to the following: (1) an increase of $0.9 million in transfer agent fees as a result of higher equity sales during the year ended December 31, 2014 compared to the year ended December 31, 2013; (2) an increase of $0.4 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor which is due in part to the growth in our portfolio; (3) an increase of $0.3 million in professional fees primarily for audit and tax fees, lease administration costs, and proxy campaign management services; (4) an increase of $0.3 million in state franchise tax expense primarily due to the allocation of properties across 19 states for the year ended December 31, 2014 compared to 18 states for the year ended December 31, 2013, as well as an increase related to a $0.2 million extension fee for Tennessee state taxes and an increase in withholding tax as a result of higher taxable income for our Operating Partnership; (5) $0.1 million in stock-based compensation for restricted stock units issued to our independent directors in 2014, where no stock awards were made in 2013; (6) an increase of $0.1 million in organizational costs primarily due to a write-off of prepaid filing fees as a result of the termination of the Follow-On Offering in the current period; and (7) an increase of $0.1 million in professional liability insurance expense as a result of an increase in coverage due to the acquisition of 15 properties during the year ended December 31, 2014, and transactions to occur in future periods.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2014 consisted of depreciation of building and building improvements of our properties of $27.7 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $45.2 million. The increase of $48.7 million as compared to the year ended December 31, 2013 is a result of additional depreciation and amortization of (1) $17.8 million related to the acquisitions made during the year ended December 31, 2014; (2) $28.2 million related to the acquisitions made during the year ended December 31, 2013, which includes a full year of activity compared to partial months of activity during the year ended December 31, 2013; (3) $2.5 million related to the write off of unamortized tenant origination and absorption intangible assets, as allocated when the Will Partners property was contributed to the operating partnership, as a result of the lease termination; (4) $0.1 million related to leasing commissions; and (5) $0.1 million related to tenant improvements.
Interest Expense
Interest expense for the year ended December 31, 2014 increased by $10.7 million compared to the same period in 2013 due to the following: (1) $0.1 million in mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as collateral for the KeyBank Credit Facility, and had a lower variable interest rate; (2) $1.2 million in mortgage interest expense related to the Ace Hardware Mortgage Loan which was assumed upon acquisition on April 24, 2014 and the TW Telecom Loan which was entered into upon acquisition on August 1, 2014; (3) $4.0 million in mortgage interest expense for five properties refinanced through the AIG Loan on January 24, 2014, which previously served as collateral for the KeyBank Credit Facility, and had a lower variable interest rate; (4) $0.9 million in new interest expense as it relates to the KeyBank Term Loan, which was originated in November 2013 to acquire the Investment Grade Portfolio, which was refinanced and terminated on May 8, 2014; (5) $3.2 million of interest expense related to the Unsecured Term Loan which was entered into on May 8, 2014; (6) $2.1 million in amortization of deferred financing costs including $1.7 million of write-offs related to the unamortized deferred financing costs associated with the KeyBank Credit Facility, which was refinanced through the AIG Loan on January 24, 2014, and the KeyBank Term Loan which was terminated in conjunction with the execution of the Unsecured Term Loan on May 8, 2014; (7) $0.8 million in additional unused commitment fees of which $0.7 million related to the Unsecured Revolver and the remaining $0.1 million related to the KeyBank Credit Facility, which was fully paid off in February 2014; partially offset by: (8) a $0.1 million decrease in interest expense due to the amortization of the property specific mortgages, primarily related to the Plainfield and LTI properties; (9) a $1.4 million decrease in interest expense related to the KeyBank Credit Facility, which was fully paid off in February 2014; and (10) a $0.1 million decrease in interest expense related to the Bridge Loan, which was terminated during the three months ended December 31, 2013.

Comparison of the Years Ended December 31, 2013 and 2012
The following table provides summary information about our results of operations for the year ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2013	2012
Rental income	$54,605	$22,133	$32,472	147%
Property expense recoveries	14,311	3,357	10,954	326%
Asset management fees to affiliates	4,317	1,883	2,434	129%
Property management fees to affiliates	1,839	670	1,169	174%
Property operating expense	8,865	542	8,323	1,536%
Property tax expense	8,061	2,701	5,360	198%
Acquisition fees and expenses to non-affiliates	4,639	1,332	3,307	248%
Acquisition fees and expenses to affiliates	24,849	4,817	20,032	416%
General and administrative expenses	2,758	2,033	725	36%
Depreciation and amortization	24,191	9,427	14,764	157%
Interest expense	13,922	7,760	6,162	79%
Rental Income
Rental income for the year ended December 31, 2013 is comprised of base rent of $50.5 million, adjustments to straight-line contractual rent of $3.5 million, and in-place lease valuation amortization of $0.6 million. Rental income for the year ended December 31, 2013 increased by $32.5 million compared to the same period in the prior year as a result of (1) $8.0 million in higher rental income related to the real estate acquired during the year ended December 31, 2012 which includes one full year of activity compared to the prior year; (2) $23.7 million in additional rental income related to the real estate acquired during the year ended December 31, 2013; (3) $0.3 million in additional in-place lease valuation amortization; and (4) $0.5 million in termination fees from tenants that terminated their lease as of December 31, 2013.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $11.0 million compared to the same period in the prior year as a result of (1) $2.3 million in property tax recoveries related to the Plainfield, Will Partners, LTI, TransDigm, Zeller Plastik, Avnet, JPMorgan Chase, United HealthCare, Schlumberger, Cigna, Nokia, Fox Head, and One Century Place properties; and (2) $8.7 million in property expense recoveries for recoverable expenses related to the AT&T, Travelers, Northrop, and Health Net properties which were acquired on January 31, 2012, June 29, 2012, November 13, 2012, and December 18, 2012, respectively, and Comcast, Schlumberger, UTC, Avnet, Cigna Nokia, Verizon, Fox Head and the Investment Grade Portfolio properties which were acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset management and property management fees for the years ended December 31, 2013 and 2012 totaled $6.2 million and $2.6 million, respectively. The total increase of $3.6 million compared to the same period in the prior year is a result of (1) $0.6 million in asset management fees and $0.3 million in property management fees related to the acquisitions made during the year ended December 31, 2012 for which there was a full year of activity compared to partial months of activity in the prior year; and (2) $1.8 million in asset management fees and $0.9 million in property management fees related to the acquisitions made subsequent to December 31, 2012.
Property Operating Expense and Property Tax Expense
Property expenses for the year ended December 31, 2013 and 2012 totaled $16.9 million and $3.2 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $13.7 million compared to the same period in the prior year is a result of (1) $5.4 million in property taxes, of which $1.1 million relates to real estate acquired during the year ended December 31, 2012 and $4.1 million relates to real estate acquired during the year ended December 31, 2013; and (2) $8.3 million in property operating expenses related to certain real estate for which we paid certain operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements. For the year ended December 31, 2013, 23 of our property leases contained such provisions compared to three leases in the same period in the prior year. Additionally, the portfolio consists of certain properties that were acquired subsequent to December 31, 2012 which are leased pursuant to full service gross leases in which we are responsible for all operating expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $4.6 million for the year ended December 31, 2013, increased by $3.3 million compared to the year ended December 31, 2012 due to increased acquisition activity in the year ended December 31, 2013. Real estate acquisition fees and expenses to affiliates of $24.8 million represent the acquisition fees and expense reimbursement earned by our Advisor for the 28 property acquisitions made in the year ended December 31, 2013 compared to the prior year in which there were seven acquisitions and acquisition fees and expense reimbursement to affiliates totaled $4.8 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2013 increased by $0.7 million compared to the same period in the prior year due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legals costs and other professional fees. The $0.7 million increase is primarily due to the following: (1) an increase of $0.2 million in transfer agent fees as a result of higher equity sales; (2) an increase of $0.2 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor; (3) an increase of $0.1 million in legal and other professional fees; (4) an increase of $0.1 million relating to technology expenses which were incurred to accommodate increased operating activity; and (5) an increase of $0.1 million relating to other corporate expenses such as state filing fees, directors' and officers' insurance expense, and organizational costs.
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
Interest Expense
Interest expense for the year ended December 31, 2013 increased by $6.2 million compared to the same period in 2012 due to the following: (1) $0.1 million in additional interest expense related to the property specific mortgages, primarily due to TransDigm which includes one full year of activity compared to seven months in the same period in the prior year; (2) $1.7 million in new mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as security for the KeyBank Credit Facility, and had a lower interest rate; (3) $0.2 million in new mortgage interest expense for the Quad/Graphics property which was added to the Midland Mortgage Loan; (4) $2.4 million in additional interest expense as it relates to the KeyBank Credit Facility as there was a total of $198.0 million in borrowings during the year ended December 31, 2013 compared to $93.6 million during the same period in the prior year; (5) $1.0 million in new interest expense as it relates to the KeyBank Term Loan; and (6) $1.0 million in additional amortization of deferred financing costs related to acquisitions and the Midland mortgage refinancing. These increases are offset by a $0.2 million decrease in interest expense as it relates to the Mezzanine and bridge loans.

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

•
Gain or Loss from the extinguishment of debt. We use debt as a source of capital to acqujre properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are capitalized as a component of assets on the consolidated balance sheets and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligation and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management will n longer consider the effect of the amortization of these financing costs in operations models and also believes that this loss is considered an isolated event not associated with our operations and, therefore, deems this write off to be an exclusion from MFFO.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	14	(24,469)	(5,674)
Adjustments:
Depreciation of building and improvements	27,694	10,093	4,636
Amortization of leasing costs and intangibles	45,187	14,098	4,791
Equity interest of depreciation of building and improvements - unconsolidated entities	853	42	—
Equity interest of amortization of intangible assets - unconsolidated entities	1,643	47	—
Gain from sale of depreciable operating property	(3,104)	—	—
FFO/(FFO deficit)	$72,287	$(189)	$3,753
Distributions to redeemable preferred unit holders	(19,011)	(2,969)	—
Distributions to noncontrolling interests	(3,419)	(3,097)	(2,692)
FFO/(FFO deficit), adjusted for redeemable preferred and noncontrolling interest distributions	$49,857	$(6,255)	$1,061
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$49,857	$(6,255)	$1,061
Adjustments:
Acquisition fees and expenses to non-affiliates	4,261	4,639	1,332
Acquisition fees and expenses to affiliates	24,319	24,849	4,817
Equity interest of acquisition fees and expenses to non-affiliates - unconsolidated entities	826	120	—
Revenues in excess of cash received (straight-line rents)	(11,563)	(3,515)	(1,385)
Amortization of above/(below) market rent	(468)	(546)	(301)
Amortization of ground leasehold interests (below market)	26	—	—
Revenues in excess of cash received (financed termination fee)	(7,125)	—	—
Financed termination fee payments received	1,050	—	—
Loss on extinguishment of debt - write-off of deferred financing costs	1,755	—	—
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(615)	(17)	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	1,014	15	—
Gain from discount on investment in unconsolidated entities	—	(160)	—
MFFO to common stockholders	$63,337	$19,130	$5,524

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan as a component of the Unsecured Credit Facility and property secured mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with the Preferred Equity Investor as discussed in Note 6, Equity. Generally, cash needs for items, other than property acquisitions, will be met from operations. Proceeds raised in our Follow-On Offering have not been fully deployed towards the acquisition of additional properties which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any proceeds from our Follow-On Offering not deployed into certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On May 8, 2014, we, through our Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased by up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement.
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
AIG Loan
On January 24, 2014, we, through five SPEs wholly owned by our Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments based on a 360-month amortization period of principal and interest thereafter.
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

Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, our Operating Partnership entered into a purchase agreement with the Preferred Equity Investor, an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of our Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions calculated as follows:

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
The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of December 31, 2014. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances, our Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our DRP Offering, income from operations, and, to a lesser extent, the remaining proceeds from our Follow-On Offering.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our Follow-On Offering and DRP Offering, and operating cash flows generated from our properties and other properties we acquire in the future. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.

Our cash and cash equivalent balances increased by approximately $58.5 million during the year ended December 31, 2014 and were used in or provided by the following:
Operating Activities. During the year ended December 31, 2014, we generated $79.2 million of net cash from operating activities, compared to $0.9 million generated during the same period in 2013. Net cash generated from operating activities is derived by adjusting net income in the current period of $0.01 million by (1) adding non-cash adjustments of $62.8 million (consisting of depreciation and amortization of $76.0 million, $1.4 million of income from investment in unconsolidated entities, and $0.1 million of stock-based compensation, less deferred rent of $11.6 million and gain from the sale of depreciable operating property of $3.1 million). These same non-cash adjustments for the same period in 2013 totaled $21.9 million, which were a result of the increase in depreciation and amortization and deferred rent related mainly to the properties acquired during the year ended December 31, 2014; and (2) cash provided by working capital of $16.3 million compared to cash provided by working capital of $3.5 million for the year ended December 31, 2013. The $12.8 million increase in working capital is due to (a) a $12.0 million decrease in the change in other assets primarily due to a $1.9 million tenant reimbursement for the Atlanta Wildwood property, a $0.3 million termination fee payment from Bluelinx for reducing its leased space during the previous ownership, a $0.2 million termination fee payment from Perot, the tenant previously at the One Century Place property, for terminating its lease in December 2013, $0.2 million in expense recoveries due from the Travelers and Comcast tenants for 2013 property taxes, $0.2 million in prorations related to the Investment Grade Portfolio, and $3.2 million in year-end equity sales, for which cash was received as of January 2,

2014; (b) a $1.4 million decrease related to rent collections received in a designated cash collateral account controlled by the lender, pursuant to the loan agreement; (c) a $1.9 million decrease in the change in rent abatement reserves due to rent earned during the period; (d) a $1.0 million decrease in the change in reserves for tenant improvements due to disbursements made in the current period partially offset by additions made for certain properties; (e) a $0.3 million increase in the change in accounts payable as a result of additional prepaid rent received in the current period, additional amortization recorded on the ground leasehold interest related to the Waste Management property which was acquired in the current period, partially offset by a decrease in the change in redemptions payable and property operating expense accruals; and (f) a $3.8 million decrease in the change in due to affiliates as a result of the acquisitions expense reimbursement for the Investment Grade Portfolio acquisition, which was paid as of January 30, 2014.
Investing Activities. During the year ended December 31, 2014, we used $763.8 million in cash for investing activities, compared to $845.7 million used during the same period in 2013, which related to (1) $661.6 million for the acquisitions made during the year ended December 31, 2014; (2) $7.5 million for the investment in a land development venture; (3) $26.3 million paid for construction-in-progress and tenant improvements; (4) $68.4 million for the investment in an unconsolidated entity; (5) $5.9 million related to a note receivable for the World Kitchen, LLC lease termination fee discussed in Note 3, Real Estate, to the consolidated financial statements; and (6) $10.1 million related to the proceeds received from the sale of the Eagle Rock property, as discussed in Note 3, Real Estate, to the consolidated financial statements; less (7) $4.1 million in real estate acquisition deposits used in the current period; (8) $1.8 million of distributions from the investment in unconsolidated entities; and (9) $10.1 million related to the disposition of the Eagle Rock property.
Financing Activities. During the year ended December 31, 2014, we generated $743.2 million in financing activities, compared to $849.5 million generated during the same period in 2013, a decrease in cash provided by financing activities of $106.3 million. The decrease in cash generated is the net result of a $219.1 million increase in the change in cash provided by financing activities compared to the prior year and a $325.4 million increase in the change in cash used in financing activities compared to the prior year. For the year ended December 31, 2014, the $219.1 million increase is comprised of: (1) $47.0 million less in proceeds from borrowings on the KeyBank Credit Facility discussed above; (2) a net increase of $26.5 million due to the additional borrowings in 2014 of $110.64 million on the AIG Loan discussed above and $21.5 million on the TW Telecom property mortgage loan, compared to $105.6 million in 2013 borrowings consisting of the Midland Mortgage Loan discussed above; (3) a net increase of $18.0 million due to $300.0 million in proceeds from borrowings on the Unsecured Term Loan discussed above, partially offset by the $282.0 million in borrowings on the KeyBank Term Loan in the prior year, as discussed above; (4) $87.0 million in principal repayments on the KeyBank Credit Facility; (5) $2.1 million in deferred financing costs; (6) $4.6 million in financing-related deposits that were paid in the prior year and applied to closing in the year ended December 31, 2014; (7) a $371.1 million increase in the issuance of common stock; (8) a $250.0 million decrease in the issuance of preferred equity, of which there was none in the year ended December 31, 2014; (9) $1.4 million in the issuance of limited partnership units in the year ended December 31, 2014; and (10) a $5.4 million decrease in the payment of offering costs on preferred equity, of which there was none in the year ended December 31, 2014. For the year ended December 31, 2014, the $325.4 million increase in the change in cash used consists of the following: (1) $282.0 million repayment of the KeyBank Term Loan from proceeds from borrowings on the Unsecured Term Loan discussed above; (2) $1.9 million in common stock repurchases; (3) $41.2 million in distribution payments to common stockholders, preferred unit holders and noncontrolling interests; and (4) $0.3 million in principal amortization, including the Ace Hardware property mortgage loan.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	December 31, 2014			December 31, 2013		December 31, 2012
Distributions paid in cash — noncontrolling interests	$2,973			$2,675		$2,335
Distributions paid in cash — redeemable noncontrolling interests (1)	437			366		358
Distributions paid in cash — common stockholders	30,875			7,731		3,165
Distributions paid in cash — preferred equity	19,011			1,354		—
Distributions reinvested (shares issued)	44,947			8,902		2,732
Total distributions	$98,243	(2)		$21,028		$8,590
Source of distributions (3)
Cash flows provided by operations	$79,186		81%	$948	5%	$5,058	59%
Offering proceeds from issuance of common stock (4)	—		—%	11,178	53%	800	9%
Offering proceeds from issuance of common stock pursuant to the DRP	19,057		19%	8,902	42%	2,732	32%
Total sources	$98,243		100%	$21,028	100%	$8,590	100%

(1)
Distributions represent the actual payments made to redeemable noncontrolling interests. These distributions are allocated to common stockholders (see consolidated statements of operations for the year ended December 31, 2014) and noncontrolling interests (see consolidated statements of equity for the year ended December 31, 2014) based on their respective ownership percentages as of December 31, 2014, as discussed in Note 6, Equity.

(2)
Total distributions declared but not paid as of December 31, 2014 were $3.2 million, $0.3 million, and $1.6 million for common stockholders, noncontrolling interests, and preferred equity holders, respectively.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
For the year ended December 31, 2014, we paid and declared distributions of approximately $77.7 million to common stockholders including shares issued pursuant to the DRP, and approximately $22.4 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO, adjusted for redeemable preferred and noncontrolling interest distributions, and MFFO to common stockholders for the year ended December 31, 2014 of $49.9 million and $63.3 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$623,838	$1,932	$62,943	$329,019	$229,944
Interest on outstanding debt obligations (2)	149,689	20,282	36,674	30,184	62,549
Ground lease obligations	35,200	180	378	396	34,246
Total	$808,727	$22,394	$99,995	$359,599	$326,739

(1)
Amounts include principal payments only. As of December 31, 2014, the total Unsecured Term Loan balance was $300.0 million and is due on May 8, 2019. The payments on our mortgage debt do not include the premium of $1.9 million.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2014. Projected interest payments on the Unsecured Term Loan are based on the interest rate in effect at December 31, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of December 31, 2014, our debt consisted of (1) mortgage loans of $325.7 million, of which $109.5 million relates to property-specific mortgages, which include $1.9 million in debt premiums; and (2) the Unsecured Term Loan, as a component of the Unsecured Credit Facility, of $300.0 million. The KeyBank Credit Facility and KeyBank Term Loan were terminated on May 8, 2014 upon our entry into the Unsecured Credit Agreement discussed below.
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
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Unsecured Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Unsecured Term Loan would have potentially increased by approximately $2.0 million for the year ended December 31, 2014.
AIG Loan
In conjunction with the refinancing of certain properties that previously served as security for the KeyBank Credit Facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the AIG Loan for $110.64 million as discussed in Note 5, Debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have not impact on our future earnings or cash flows.
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
TW Telecom Mortgage Debt
In conjunction with the acquisition of the TW Telecom property, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Mutual of Omaha Bank. See Note 5, Debt, to the consolidated financial statements for a detailed description of the credit agreement. The TW Telecom Loan has interest rate based on the LIBO Rate plus 2.45% adjusted on the first banking day of each month. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the TW Telecom Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the TW Telecom Loan would have potentially increased by approximately $0.1 million for the year ended December 31, 2014.
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
Plainfield Mortgage Debt
In conjunction with the contribution of the Plainfield property, we, through a wholly-owned subsidiary of our Operating Partnership, assumed $21.2 million in debt. See Note 5, Debt, to the consolidated financial statements for a detailed description of the assumed debt. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.
Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, the Preferred Equity Investor is entitled to monthly distributions calculated as follows:
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
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $2.5 million for the year ended December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2014 and 2013.

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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	During the quarter ended December 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended December 31, 2014 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
PART III
We expect to file a definitive proxy statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2015 Proxy Statement. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

Exhibit No.	Description
3.2
Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Griffin Capital Essential Asset REIT, Inc. Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on December 17, 2014, Commission File No. 000-54377

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on May 7, 2014, Commission File No. 333-195765

10.1
Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.2
Tax Protection Agreement by and among Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.3
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167

10.4	Fixed Rate Note for Plainfield Property, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2010, Commission File No. 333-159167
10.5
Tax Protection Agreement for Will Partners Property dated June 4, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2010, Commission File No. 333-159167

10.6
Tax Protection Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377

10.7	Fixed Rate Note for LTI Property dated February 10, 2006, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377
10.8	Assumption Agreement for LTI Property dated May 13, 2011, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2011, Commission File No. 000-54377
10.9
Promissory Note dated February 27, 2013 issued to Midland National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.10
Open End Mortgage and Security Agreement for Westinghouse Property dated February 27, 2013, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.11
Separate Guaranty of Retained Liability Matters Agreement for Midland Mortgage Loan dated February 27, 2013, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.12	Schlumberger Purchase Agreement dated March 21, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 7, 2013, Commission File No. 000-54377
10.13	Cigna Purchase Agreement dated May 22, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2013, Commission File No. 000-54377
10.14	Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.15	Third Amendment to Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.16	Unit Purchase Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377

Exhibit No.	Description
10.17	Investor Rights Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.18	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013, Commission File No. 000-54377
10.19	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.20	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.21	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.22	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.23	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.24	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.25	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.26	Unsecured Credit Agreement dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 14, 2014, Commission File No. 000-54377
10.27	Revolver Note dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 14, 2014, Commission File No. 000-54377
10.28	Term Loan Note dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 14, 2014, Commission File No. 000-54377
10.29	Guaranty dated May 8, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 14, 2014, Commission File No. 000-54377
10.30	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377
10.31
Third Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377

10.32
Agreement and Plan of Merger, dated as of November 21, 2014, by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC, and Signature Office REIT, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2014, Commission File No. 000-54377

21.1
Subsidiaries of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, filed on February 3, 2015, Commission File No. 333-201835

23.1*	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 11, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2015
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2015
Joseph E. Miller

/s/ Gregory M. Cazel	Independent Director	March 11, 2015
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 11, 2015
Timothy J. Rohner

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc., (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
/s/ Ernst & Young LLP
Irvine, California
March 11, 2015

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$68,915	$10,407
Restricted cash	42,201	25,461
Restricted cash - real estate funds held for exchange	10,105	—
Real estate:
Land	259,597	145,186
Building and improvements	1,240,115	785,111
Tenant origination and absorption cost	379,419	245,119
Construction in progress	35,838	7
Total real estate	1,914,969	1,175,423
Less: accumulated depreciation and amortization	(109,636)	(42,806)
Total real estate, net	1,805,333	1,132,617
Real estate assets and other assets held for sale, net	8,004	7,221
Investments in unconsolidated entities	66,249	1,421
Intangible assets, net	24,344	16,710
Deferred rent	17,189	6,382
Deferred financing costs, net	11,791	8,892
Real estate acquisition deposits	—	4,100
Other assets, net	11,316	12,185
Total assets	$2,065,447	$1,225,396
LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $1,858 and $314, respectively	$325,696	$169,848
KeyBank Credit Facility	—	44,500
KeyBank Term Loan	—	275,430
Unsecured Term Loan	300,000	—
Total debt	625,696	489,778
Restricted reserves	38,089	20,742
Accounts payable and other liabilities	44,174	16,192
Distributions payable	5,083	3,150
Due to affiliates	1,949	3,128
Below market leases, net	40,394	23,551
Liabilities of real estate assets held for sale	113	6,925
Total liabilities	755,498	563,466
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 units outstanding as of December 31, 2014 and 2013	250,000	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2014 and 2013	12,543	4,887
Common stock subject to redemption	56,421	12,469
Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 129,763,016 and 49,893,502 shares outstanding, as of December 31, 2014 and 2013, respectively	1,326	508
Additional paid-in capital	1,128,318	433,644
Cumulative distributions	(104,429)	(26,683)
Accumulated deficit	(51,285)	(32,631)
Accumulated other comprehensive loss	(423)	—
Total stockholders’ equity	973,507	374,838
Noncontrolling interests	17,478	19,736
Total equity	990,985	394,574
Total liabilities and equity	$2,065,447	$1,225,396
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Rental income	$164,412	$54,605	$22,133
Property expense recoveries	37,982	14,311	3,357
Total revenue	202,394	68,916	25,490
Expenses:
Asset management fees to affiliates	12,541	4,317	1,883
Property management fees to affiliates	5,445	1,839	670
Property operating expense	30,565	8,865	542
Property tax expense	24,873	8,061	2,701
Acquisition fees and expenses to non- affiliates	4,261	4,639	1,332
Acquisition fees and expenses to affiliates	24,319	24,849	4,817
General and administrative expenses	4,982	2,758	2,033
Depreciation and amortization	72,907	24,191	9,427
Total expenses	179,893	79,519	23,405
Income (loss) from operations	22,501	(10,603)	2,085
Other income (expense):
Interest expense	(24,598)	(13,922)	(7,760)
Interest income	365	2	1
Gain from investment in unconsolidated entities	—	160	—
Loss from investment in unconsolidated entities	(1,358)	(106)	—
Gain from sale of depreciable operating property	3,104	—	—
Net income (loss)	14	(24,469)	(5,674)
Distributions to redeemable preferred unit holders	(19,011)	(2,969)	—
Less: Net loss attributable to noncontrolling interests	698	3,092	1,739
Net loss attributable to controlling interest	(18,299)	(24,346)	(3,935)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(355)	(318)	(260)
Net loss attributable to common stockholders	$(18,654)	$(24,664)	$(4,195)
Net loss attributable to common stockholders per share, basic and diluted	$(0.17)	$(0.97)	$(0.46)
Weighted average number of common shares outstanding, basic and diluted	112,358,422	25,404,780	9,073,641
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$14	$(24,469)	$(5,674)
Other comprehensive loss:
Change in fair value of swap agreement	(423)	—	—
Distributions to redeemable preferred unit holders	(19,011)	(2,969)	—
Less: Net loss attributable to noncontrolling interests	698	3,092	1,739
Net loss attributable to controlling interest	(18,722)	(24,346)	(3,935)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(355)	(318)	(260)
Net other comprehensive loss attributable to common stockholders	$(19,077)	$(24,664)	$(4,195)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Cumulative	Accumulated	Accumulated Other	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Distributions	Deficit	Comprehensive Loss	Equity	Interests	Equity
BALANCE December 31, 2011	5,667,551	$57	$47,872	$(3,085)	$(3,772)	—	$41,072	$21,787	$62,859
Gross proceeds from issuance of common stock	7,444,210	74	74,368	—	—	—	74,442	—	74,442
Discount on issuance of common stock	—	—	(358)	—	—	—	(358)	—	(358)
Offering costs including dealer manager fees to affiliates	—	—	(8,856)	—	—	—	(8,856)	—	(8,856)
Distributions to common stockholders	—	—	—	(3,375)	—	—	(3,375)	—	(3,375)
Issuance of shares for distribution reinvestment plan	287,607	3	2,729	(2,732)	—	—	—	—	—
Repurchase of common stock	(22,500)	—	(219)	—	—	—	(219)	—	(219)
Repurchase of noncontrolling interests	—	—	(10)	—	—	—	(10)	(103)	(113)
Additions to common stock subject to redemption	—	—	(2,732)	—	—	—	(2,732)	—	(2,732)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,334)	(2,334)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	(4,195)	—	(4,195)	(1,739)	(5,934)
BALANCE December 31, 2012	13,376,868	$134	$112,794	$(9,192)	$(7,967)	$—	$95,769	$17,512	$113,281
Gross proceeds from issuance of common stock	35,666,880	366	365,285	—	—	—	365,650	—	365,650
Discount on issuance of common stock	—	—	(910)	—	—	—	(910)	—	(910)
Offering costs including dealer manager fees to affiliates	—	—	(37,761)	—	—	—	(37,761)	—	(37,761)
Distributions to common stockholders	—	—	—	(8,589)	—	—	(8,589)	—	(8,589)
Issuance of shares for distribution reinvestment plan	912,214	9	8,893	(8,902)	—	—	—	—	—
Repurchase of common stock	(62,460)	(1)	(614)	—	—	—	(614)	—	(614)
Additions to common stock subject to redemption	—	—	(8,902)	—	—	—	(8,902)	—	(8,902)
Contribution of noncontrolling interest	—	—	239	—	—	—	239	8,095	8,334
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,730)	(2,730)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(49)	(49)
Offering costs on preferred equity	—	—	(5,380)	—	—	—	(5,380)	—	(5,380)
Net loss	—	—	—	—	(24,664)	—	(24,664)	(3,092)	(27,756)
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	$—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Deferred equity compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—		(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)	—	—	—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$14	$(24,469)	$(5,674)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation of building and building improvements	27,694	10,093	4,636
Amortization of leasing costs and intangibles, including ground leasehold interests	45,213	14,098	4,791
Amortization of above and below market leases	(468)	(546)	(301)
Amortization of deferred financing costs	3,853	1,943	1,031
Amortization of debt premium	(255)	(139)	(117)
Deferred rent	(11,563)	(3,515)	(1,385)
Gain from sale of depreciable operating property	(3,104)	—	—
Income (loss) from investment in unconsolidated entities	1,358	106	—
Gain from investment in unconsolidated entities	—	(160)	—
Stock-based compensation	108	—	—
Change in operating assets and liabilities:
Due from affiliates, net	—	—	459
Other assets	3,490	(8,537)	(909)
Rent collections received in restricted cash collateral account	(327)	(1,701)	—
Operating reserves	1,843	(8)	(3)
Reserves for tenant improvements	(900)	(1,888)	—
Accounts payable and other liabilities	13,414	13,077	1,985
Due to affiliates, net	(1,184)	2,594	545
Net cash provided by operating activities	79,186	948	5,058
Investing Activities:
Acquisition of properties, net	(661,618)	(840,691)	(152,792)
Disposition of properties, net	10,141	—	—
Real estate acquisition deposits	4,100	(3,350)	(750)
Real estate funds held for exchange	(10,105)	—	—
Improvements to real estate	(2,826)	(256)	(255)
Payments for construction-in-progress	(1,766)	(7)	(269)
Construction in progress, net of unpaid construction costs	(21,691)	—	—
Land acquisition- real estate development	(7,529)	—	—
Investment in unconsolidated joint venture	(68,424)	(1,440)	—
Termination fee revenue receivable from tenant, net	(5,937)	—	—
Distributions of capital from investment in unconsolidated entity	1,815	72	—
Net cash used in investing activities	(763,840)	(845,672)	(154,066)
Financing Activities:
Proceeds from borrowings - KeyBank Credit Facility	151,000	198,000	93,634
Proceeds from borrowings - Mortgage Debt	132,140	105,600	—
Proceeds from borrowings - KeyBank Term Loan	—	282,000	—
Proceeds from borrowings - Unsecured Term Loan	300,000	—	—
Principal payoff of secured indebtedness - KeyBank Credit Facility	(195,500)	(282,530)	—
Principal payoff of secured indebtedness - KeyBank Term Loan	(282,000)	—	—
Principal amortization payments on secured indebtedness	(1,707)	(1,396)	(1,253)
Deferred financing costs	(6,688)	(8,750)	(2,167)
Financing deposits	2,325	(2,325)	—
Issuance of common stock, net	698,084	326,979	65,229
Issuance of preferred equity subject to redemption	—	250,000	—
Issuance of noncontrolling interests, net	1,364	—	—
Repurchase of common stock	(2,560)	(614)	(219)
Repurchase of noncontrolling interests	—	—	(113)
Payment of offering costs- preferred units	—	(5,380)	—
Dividends paid on preferred units subject to redemption	(19,011)	(1,354)	—
Distributions to noncontrolling interests	(3,410)	(3,041)	(2,694)
Distributions to common stockholders	(30,875)	(7,731)	(3,165)
Net cash provided by financing activities	743,162	849,458	149,252
Net increase in cash and cash equivalents	58,508	4,734	244
Cash and cash equivalents at the beginning of the period	10,407	5,673	5,429
Cash and cash equivalents at the end of the period	$68,915	$10,407	$5,673
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,718	$11,255	$6,188
Restricted cash - funded as a component of proceeds from borrowings	$21,500	$23,761	$3,529
Supplemental Disclosures of Significant Non-cash Transactions:
Change in fair value of swap agreement	$(423)	$—	$—
Construction-in-progress costs- real estate development	$(35,114)	$—	$—
Construction-in-progress costs to be paid- real estate development	$13,423	$—	$—
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates	$—	$8,335	$—
Mortgage debt assumed in conjunction with the contribution of real estate assets by affiliates	$23,843	$—	$6,908
Non-controlling interest in land development	$7,656	$—	$—
(Decrease)/increase in distributions payable to noncontrolling interests	$9	$56	$(1)
Increase in distributions payable to common stockholders	$1,924	$859	$210
Increase in distributions payable to preferred unit holders	$—	$1,615	$—
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$355	$318	$(260)
Common stock issued pursuant to the distribution reinvestment plan	$44,947	$8,902	$2,732
Common stock redemptions funded subsequent to year-end	$1,240	$244	$372
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s Public Offerings. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. Griffin Capital REIT Holdings, LLC ("Holdings") is the sole member of the Advisor and the Sponsor is the sole member of Holdings. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). On November 6, 2009, the Company's registration statement was declared effective by the Securities and Exchange Commission and began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the "Initial Public Offering") and terminated the Private Offering.
On February 15, 2013, the Company announced the revised share offering price under the Initial Public Offering of $10.28 per share, and a revised price under the DRP equal to 95% of the revised share offering price, which was approximately $9.77 per share.
On April 25, 2013, the Company terminated its Initial Public Offering having issued approximately 19,200,570 shares of the Company's common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share in the primary offering (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares, pursuant to the DRP (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum amount of offering proceeds was expected to have been reached. As of December 31, 2014, the Company had issued 107,144,337 total shares of the Company's common stock for gross proceeds of approximately $1.1 billion in the Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the "DRP Offering"). On December 15, 2014, the Company announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. In connection with the DRP Offering, the Company had issued 3,526,030 shares of our common stock for gross proceeds of approximately $34.7 million through December 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

As of December 31, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering. There were 129,763,016 shares outstanding at December 31, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of December 31, 2014 and 2013, the Company had issued $57.7 million and $12.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $1.2 million and $0.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 6, Equity — Share Redemption Program. Since inception through December 31, 2014, the Company had redeemed $3.5 million of common stock pursuant to the share redemption plan.

Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager was responsible for marketing the Company’s shares offered during the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2014, the Company owned approximately 82% of the limited partnership units of the Operating Partnership (approximately 96% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 16% of the limited partnership units were owned by third parties, of which approximately 15% represented a preferred unit investment as discussed in Note 6, Equity. No limited partnership units of the Operating Partnership have been redeemed during the year ended December 31, 2014 and 2013. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2014.
The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the year ended December 31, 2014 and 2013. The consolidated financial statements include accounts of the Company, the Operating Partnership, including the consolidated VIE, and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Based on certain criteria discussed below, the Company classified an office property as held for sale. As a result, certain assets and liabilities are presented as held for sale on the consolidated balance sheets for all periods presented.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2014 and 2013.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of December 31, 2014 and 2013, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $42.2 million and $25.5 million, respectively. The balance as of December 31, 2014 includes $2.0 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan, $38.8 million designated for deferred maintenance and releasing costs, and $1.3 million of taxes and insurance reserves to be applied to future amounts incurred.
In conjunction with the sale of the Eagle Rock property, approximately $10.1 million was deposited with a qualified intermediary as the property was treated as a tax-deferred exchange. See Note 3, Real Estate, Sale of Eagle Rock.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the years ended December 31, 2014, 2013, and 2012 totaled $28.6 million, $29.5 million, and $6.1 million, respectively. For properties acquired in a sale-leaseback transaction, acquisition fees and acquisitions are included in land and building on a prorated basis. For the year ended December 31, 2014, the Company completed one acquisition as a sale-leaseback and approximately $0.8 million was allocated to land and building.
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
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
Depreciation expense for buildings and improvements for the years ended December 31, 2014, 2013 and 2012 was $27.7 million, $10.1 million, and $4.6 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2014, 2013 and 2012 was $45.2 million, $14.1 million, and $4.8 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
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
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. As of December 31, 2014, one property, which is not considered a strategic shift that will have a major effect on operations and financial results, as discussed in the criteria for discontinued operations accounting above, was classified as held for sale. See Note 3, Real Estate.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2014 and 2013, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Intangible Assets and Liabilities Arising from In-Place Leases Where the Company is the Lessee
In-place ground leases where the Company is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the lease. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and amortized as an adjustment to property operating expense over the remaining term of the respective lease.
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
December 31, 2014
(Dollars in thousands unless otherwise noted)

and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. If the variable interest holder is not the primary beneficiary, the interest in the VIE is recorded under the equity method of accounting. See Note 4, Investments.
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. As of December 31, 2014, there were certain leases that provide for contingent rental income, representing approximately $0.04 million of total rental income.
During the years ended December 31, 2014, 2013, and 2012, the Company recognized deferred rent from tenants of $11.6 million, $3.5 million, and $1.4 million, respectively. As of December 31, 2014 and 2013, the cumulative deferred rent balance was $17.2 million and $6.4 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of repair and maintenance expenses and certain other operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2014, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability, which is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets. These net over payments will be refunded to the the tenant in the subsequent year either by a credit to contractual rent payments or as a disbursement from operating cash flow.

Organizational and Offering Costs
Organizational and offering costs of the Primary Public Offerings are paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company, which were reimbursed from the proceeds of the Public Offerings at the estimated rate. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) paid by the Company in connection with the Public Offerings, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.
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
December 31, 2014
(Dollars in thousands unless otherwise noted)

manager fees, for the Initial Public Offering and the Follow-On Offering, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company's behalf, as follows:

	December 31, 2014	December 31, 2013
Cumulative offering costs - Private and Public Offerings	$130,553	$53,915
Cumulative organizational costs - Private and Public Offerings	$811	$552
Organizational and offering costs advanced by and due to the Advisor (1)	$—	$280

(1)	As of December 31, 2013, these amounts were included in the Due to affiliates balance on the consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $3.9 million, $1.9 million, and $1.0 million, respectively. Amortization expense for the year ended December 31, 2014 includes $1.7 million of deferred financing costs written-off in conjunction with the partial repayment of KeyBank Credit Facility with proceeds from the AIG Loan on January 24, 2014, and the KeyBank Term Loan, which was terminated in conjunction with the execution of the Unsecured Credit Agreement (see Note 5, Debt) on May 8, 2014. Amortization expense for the year ended December 31, 2013 includes $0.3 million of deferred financing costs written-off in conjunction with the partial repayment of KeyBank Credit Facility with proceeds from the Midland Mortgage Loan on February 28, 2013. The Company's deferred financing costs balance as of December 31, 2014 is comprised of financing costs incurred for the loan assumption related to the Ace Hardware property acquisition, Unsecured Term Loan, Midland Mortgage Loan, AIG Loan, and TW Telecom Loan, discussed in Note 5, Debt. As of December 31, 2014 and 2013, the Company’s deferred financing costs, net of accumulated amortization, were $11.8 million and $8.9 million, respectively, net of deferred financing costs related to real estate held for sale.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of $5.9 million termination fee, net of $0.8 million in collections, as a result of the lease termination with World Kitchen, LLC, the previous tenant of the Will Partners property, on January 24, 2014, which was financed over approximately 5.5 years at 5.5%. Prepaid expenses, which are capitalized as other assets, will be expensed as incurred. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred Leasing Costs totaled $2.7 million, net of Deferred Leasing Costs related to real estate held for sale of $1.0 million, as of December 31, 2014 and $0.5 million as of December 31, 2013. Amortization expense related to Deferred Leasing Costs was $0.1 million for the year ended December 31, 2014. There was no amortization expense for Deferred Leasing Costs for the years ended December 31, 2013 and 2012.
Noncontrolling Interests
Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.
The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) allocated to noncontrolling interests is shown as a adjustment to net income (loss) attributable to common stockholders. Any future purchase or sale of an interest in an entity

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).
If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) and distributions are not allocated to redeemable noncontrolling interests. Distributions to redeemable noncontrolling interest holders are allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership. (See Note 6, Equity.)
Share-Based Compensation
The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period.
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The future shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted, subject to the vesting period. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares. As a result of these issuances, the Company incurred approximately $0.1 million of stock-based director compensation expense during the year ended December 31, 2014, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of December 31, 2014 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2014 and 2013, including the Unsecured Term Loan originated under the Unsecured Credit Agreement, which was executed on May 8, 2014, and the TW Telecom Loan, which was executed on August 1, 2014. The fair value of the seven mortgage loans in the table below is estimated by discounting each loan's principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities as shown below. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$20,994	$19,638	$21,214	$19,958
Emporia Partners	4,434	4,108	4,669	4,442
LTI (1)	32,742	32,128	33,388	32,822
TransDigm (2)	6,748	6,576	6,889	6,712
Ace Hardware (3)	26,424	23,648	—	—
Midland Mortgage Loan	105,155	105,600	100,049	105,600
AIG Loan	122,062	110,640	—	—

(1)	The carrying value does not include the debt premium of $0.1 million and $0.2 million as of December 31, 2014 and 2013, respectively.

(2)	The carrying value does not include the debt premium of $0.1 million as of December 31, 2014 and 2013.

(3)	The carrying value does not include the debt premium of $1.7 million as of December 31, 2014.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2014, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2014, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2014 and 2013, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assume each share was issued and outstanding each day during the three months ended December 31, 2014. Distributions declared per common share were based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company has elected to early adopt the provisions in ASU No. 2014-08. As a result, the Company has presented the results of operations for the College Park property, which is classified as held for sale as of December 31, 2014, and the Eagle Rock property, which was sold during 2014, in continuing operations on the consolidated statements of operations, as these disposals do not represent a strategic shift in the Company's operations. The Company expects the adoption thereof to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

3. Real Estate
As of December 31, 2014, the Company’s real estate portfolio consisted of 56 properties in 19 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.9 billion, including the allocation of the purchase price to above and below-market lease valuation.
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired 15 properties from unaffiliated parties. The aggregate purchase price of the acquisitions was $684.7 million as shown below. Also, as discussed in Note 4, Investments, the Company acquired an 80% noncontrolling interest in a data center located in Ashburn, Virginia, with an initial investment of $68.4 million, which is included in investments in unconsolidated entities on the accompanying consolidated balance sheet. The gross acquisition value of the property acquired by the unconsolidated joint venture was $187.5 million, including closing costs, which was partially financed with debt of $102.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	Mortgage Debt (3)	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (4) (unaudited)
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	$57,000	1,380,070	$1,710	$56,900	—	2018	$6,034
DigitalGlobe	Westminster, CO	Digital Globe, Inc. (5)	1/14/2014	92,000	430,000	2,760	92,000	—	2030	6,343
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	685	—	—	2023	1,862
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	1,580	—	—	2021	4,215
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	2,898	—	—	2029	6,362
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	1,110	—	23,843	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	426	—	—	2023	1,081
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	1,530	—	—	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	2,703	—	—	2020	5,953
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	996	—	—	2024	2,435
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	517	—	—	2025	1,206
TW Telecom	Lone Tree, CO	tw telecom holdings inc.	8/1/2014	43,000	166,700	1,290	—	21,500	2024	2,927
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	417	—	—	2024	1,059
Mason I (6)	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	675	—	—	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	1,245	—	—	2025	2,680
				$684,731	4,136,020	$20,542	$148,900	$45,343		$50,428

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations. As of December 31, 2014, the Company had incurred approximately $4.5 million in acquisition fees and reimbursable expenses related to the 80% interest investment in the Digital Realty joint venture.

(2)	Represents borrowings from the KeyBank Credit Facility discussed in Note 5, Debt. Any remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)
Represents loan assumption related to the Ace Hardware property (the "Ace Hardware Mortgage Loan") and the mortgage debt obtained to partially fund the acquisition of the TW Telecom property. See Note 5, Debt.

(4)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rental payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Total base rental income received for the Equifax II, Mason I, and Wells Fargo properties for the year ended December 31, 2014 was $0.4 million, $0.2 million, and $0.1 million, based on an acquisition date of October 1, 2014, November 7, 2014, and December 15, 2014, respectively.

(5)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

(6)
Approximately $0.7 million of affiliated acquisition fees and acquisition expense reimbursement and $0.1 million of non-affiliated acquisition expenses were allocated between land and building as the property was acquired in a sale-leaseback transaction.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocation of the 2014 acquisitions.

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Ground leasehold interests - below market	Debt premium	Total
Caterpillar	$6,000	$37,904	$8,607	$4,489	$—	$—	$57,000
DigitalGlobe	8,600	52,145	31,255	—	—	—	$92,000
Waste Management (1)	—	11,757	4,758	4,056	2,254	—	$22,825
BT Infonet	9,800	34,244	7,239	1,386	—	—	$52,669
Wyndham Worldwide	6,200	76,333	14,819	(752)	—	—	$96,600
Ace Hardware	6,900	27,437	6,508	(2,045)	—	(1,800)	$37,000
Equifax I	1,850	7,971	4,738	(359)	—	—	$14,200
American Express	15,000	32,096	13,796	(9,892)	—	—	$51,000
SoftBank	22,789	53,945	15,005	(1,639)	—	—	$90,100
Vanguard	2,230	23,685	7,376	(91)	—	—	$33,200
Parallon	1,000	12,729	4,043	(537)	—	—	$17,235
TW Telecom	11,097	26,096	9,722	(3,915)	—	—	$43,000
Equifax II	2,200	8,654	4,102	(1,040)	—	—	$13,916
Mason I	4,776	18,489	—	—	—	—	$23,265
Wells Fargo	2,150	32,816	7,990	(1,470)	—	—	$41,486
Total property acquisitions	$100,592	$456,301	$139,958	$(11,809)	$2,254	$(1,800)	$685,496
Restoration Hardware (2)	15,185	34,739	375	—	—	—	$50,299
Total	$115,777	$491,040	$140,333	$(11,809)	$2,254	$(1,800)	$735,795

(1)
The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095. The ground lease was considered below market, thus, an in-place ground lease valuation was recorded as an asset on the acquisition date.

(2)
Represents the purchase of land and the development costs for the Restoration Hardware distribution facility, included in construction-in-progress, as of December 31, 2014 and discussed in Note 4, Investments.

2013 Acquisitions
During the year ended December 31, 2013, the Company acquired 28 properties from unaffiliated parties, of which 18 were acquired as part of the Investment Grade Portfolio on November 5, 2013. The aggregate purchase price of the acquisitions was $851.3 million as shown below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Keybank Credit Facility (2)	Keybank Term Loan (2)	Other Debt Financing (2)	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3) (unaudited)
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	$27,000	157,300	$810	$16,200	$—	$10,365	2021	$2,337
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	360	6,600	—	—	2017	1,011
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	1,462	20,300	—	—	2024	3,073
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	1,176	16,300	—	14,500	2025	2,618
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	974	21,500	—	3,250	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	1,635	48,300	—	5,700	2023	3,706
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	886	17,100	—	—	2025	2,231
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	1,200	24,000	—	—	2020	3,439
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	817	27,700	—	—	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	(4)	—	30,394	—	2018	4,814
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	(4)	—	33,303	—	2019	2,672
General Electric (5)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	(4)	—	16,050	—	2025	4,325
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	(4)	—	14,796	—	2019	2,419
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	(4)	—	5,818	—	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	(4)	—	21,065	—	2025	3,209
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	(4)	—	18,708	—	2020	4,179
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	(4)	—	9,003	—	2020	1,433
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	(4)	—	23,573	—	2024	3,343
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	(4)	—	5,517	—	2015	1,128
Eagle Rock Executive Office Center	East Hanover, NJ	GfK Holding, Inc.	11/5/2013	6,500	177,800	(4)	—	13,542	—	2024	N/A
College Park Plaza	Indianapolis, IN	Republic Airways Holdings	11/5/2013	7,400	179,500	(4)	—	13,517	—	2015	26
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	(4)	—	11,686	—	2019	2,184
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	(4)	—	7,122	—	2026	6,086

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	(4)	—	6,571	—	2017	2,309
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	(4)	—	36,990	—	2017	1,794
Northpointe Corporate Center II (6)	Lynwood, WA	Vacant	11/5/2013	7,175	69,000	(4)	—	3,812	—	N/A	462
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	(4)	—	10,533	—	2018	2,810
Farmers (5)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	573	—	—	—	2024	1,454
				$851,290	5,639,000	$9,893	$198,000	$282,000	$33,815		$68,657

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)
Represents borrowings from the KeyBank Credit Facility, a bridge loan and facility with KeyBank ("KeyBank Bridge Loan"), and the KeyBank Term Loan. The remaining purchase price was funded with net proceeds raised in the Public Offerings and the proceeds received from the issuance of preferred units discussed in Note 6, Equity.

(3)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rental payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Total base rental income received for the Verizon, Fox Head, Investment Grade Portfolio, and Farmers properties for the year ended December 31, 2013 was$1.4 million, $0.4 million, $9.6 million, and $0.02 million, based on an acquisition date of October 3, 2013, October 29, 2013, November 5, 2013, and December 27, 2013, respectively.

(4)
Represents a property comprising the Investment Grade Portfolio. In conjunction with the acquisition on November 5, 2013 thereof, the Advisor received acquisition fees equal to 2.5% of the contract purchase price of $521.5 million and actual expense reimbursements of $1.9 million, which was due to the Advisor as of December 31, 2013 and paid on January 10, 2014.

(5)
In connection with the acquisition of the Farmers and General Electric properties, the Company was assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the "PILOT Program") with the municipalities which own the underlying leased fee estate and subsequently leased the ground to the Company. The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by the Company as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to the Company, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of the Company's leasehold interest. Upon termination of the lease, the Company has the obligation to purchase the land for a nominal amount. The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the accompanying consolidated balance sheets.

(6)	The net rent shown represents a 10-year lease with Intermec Technologies Corporation, which commences on January 1, 2015.
The following summarizes the purchase price allocation of the 2013 acquisitions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Total
Comcast	$3,146	$14,171	$8,656	$627	$26,600	(1)
Boeing	3,000	5,291	3,709	—	$12,000
Schlumberger	2,800	39,921	7,831	(1,802)	$48,750
UTC	1,330	28,427	9,431	—	$39,188
Avnet	1,860	28,908	2,573	(879)	$32,462
Cigna	8,600	38,070	10,032	(2,202)	$54,500
Nokia	7,697	18,114	3,729	—	$29,540
Verizon	5,300	24,933	11,835	(2,068)	$40,000
Fox Head	3,672	17,878	5,352	348	$27,250
Coca-Cola Refreshments	5,000	42,845	7,381	1,474	$56,700
Atlanta Wildwood	4,189	17,071	6,342	(1,467)	$26,135	(2)
General Electric	5,050	43,557	7,840	4,553	$61,000
Community Insurance	1,177	20,016	2,307	—	$23,500
Anthem	850	7,200	1,692	(242)	$9,500
JPMorgan Chase	5,500	29,583	9,417	—	$44,500
IBM	4,750	24,530	8,239	(219)	$37,300
Aetna	3,000	8,879	3,451	670	$16,000
CHRISTUS Health	1,950	31,236	15,686	(2,522)	$46,350
Roush Industries	875	9,579	1,796	—	$12,250
Eagle Rock Executive Office Center	1,366	4,123	896	115	$6,500
College Park Plaza	737	5,266	1,397	—	$7,400
Wells Fargo	3,100	16,850	9,498	(3,448)	$26,000
One Century Place	8,025	41,159	20,003	813	$70,000
Shire Pharmaceuticals	2,925	13,490	5,445	(360)	$21,500
Comcast (Northpointe Corporate Center I)	2,292	14,485	2,445	603	$19,825
Northpointe Corporate Center II	1,109	6,066	—	—	$7,175
United HealthCare	2,920	18,431	5,079	1,570	$28,000
Farmers	2,750	10,985	6,121	(756)	$19,100
Total	$94,970	$581,064	$178,183	$(5,192)	$849,025

(1)	Amount represents the purchase price of $27.0 million, net of a $0.4 million credit from the seller for deferred maintenance costs, which reduced building and improvements.

(2)	Amount represents the purchase price of $28.0 million, net of a $1.9 million tenant improvement reimbursement received from the tenant, which reduced building and improvements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

2012 Acquisitions
During the year ended December 31, 2012, the Company acquired seven properties from unaffiliated parties, with the exception of the Northrop property, which was acquired from an affiliated entity. The aggregate purchase price of the acquisitions was $160.6 million as shown below.

Property	Location	Tenant	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Mortgage Loan Payable (2)	KeyBank Credit Facility (3)	Other Debt Financing (3)	Year of Lease Expiration	2015 Annualized Net Rent (4) (unaudited)
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	$40,000	155,800	$1,200	$—	$22,000	$12,400	2019	$3,259
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	1,086	—	27,095	9,000	2025	2,887
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	390	6,908	—	5,971	2018	1,160
Travelers	Greenwood Village (Denver), CO	The Travelers Indemnity Company	6/29/2012	16,100	131,000	483	—	9,660	6,200	2024	1,389
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	468	—	9,360	—	2022	1,316
Northrop	Beavercreek (Dayton), OH	Northrop Grumman Systems, Corp.	11/13/2012	17,000	99,200	510	—	10,200	—	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	680	—	13,590	2,000	2022	2,208
				$160,550	957,900	$4,817	$6,908	$91,905	$35,571		$13,729

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents the balance of the mortgage loan payable assumed at the time of acquisition.

(3)
Represents borrowings from the KeyBank Credit Facility, along with a mezzanine loan and bridge loan and facility with KeyBank. The remaining purchase price was funded with net proceeds raised in the Initial Public Offering.

(4)
Net rent is based on (1) the contractual rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses; or (2) contractual rental payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to December 31, 2014 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

The following summarizes the purchase price allocation of the 2012 acquisitions.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Debt premium	Total
AT&T	$6,770	$26,357	$6,063	$810	$—	$40,000
Westinghouse	2,650	22,025	7,071	4,454	—	$36,200
TransDigm	3,773	7,707	1,323	408	(211)	$13,000
Travelers	2,600	9,063	4,437	—	—	$16,100
Zeller Plastik	2,674	10,999	2,230	(303)	—	$15,600
Northrop	1,300	11,445	4,743	(488)	—	$17,000
Health Net	4,182	10,007	8,065	396	—	$22,650
Total	$23,949	$97,603	$33,932	$5,277	$(211)	$160,550

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2014 had been included in operations as of January 1, 2013. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2014	2013
Revenue	$226,681	$138,186
Net income (loss)	$29,343	$(28,042)
Net income (loss) attributable to noncontrolling interests	$391	$(4,586)
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(355)	$(318)
Net income (loss) attributable to common stockholders (1)	$10,368	$(26,742)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.09	$(1.05)

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.

The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2015 to 2030, are shown in the table below:

2015	$163,671
2016	168,714
2017	169,469
2018	161,590
2019	144,092
Thereafter	610,435
Total	$1,417,971
Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2014, pursuant to the respective in-place leases, was greater than 5% as of December 31, 2014.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2014, by state, based on the respective in-place leases, is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$19,419	6	13.4%
Illinois	15,001	6	10.4
Colorado	14,212	5	9.8
Ohio	13,829	6	9.6
Arizona	12,191	4	8.4
Georgia	11,811	3	8.2
New Jersey	10,961	3	7.6
Texas	7,849	3	5.4
North Carolina	7,733	3	5.3
All others (1)	31,721	17	21.9
Total	$144,727	56	100.0%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2014, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$38,887	17	26.9%
Finance & Insurance	36,228	25	25.0
Information (2)	19,709	6	13.6
Professional, Scientific and Technical Services (3)	11,874	5	8.2
Wholesale Trade (4)	9,548	4	6.6
All others (5)	28,481	17	19.7
Total	$144,727	74	100.0%

(1)	Industry classification based on the 2012 North American Industry Classification System.

(2)	Includes Telecommunications.

(3)	Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.

(4)
Includes, but is not limited to: Merchant Wholesalers: Machinery, Equipment, and Supplies; Professional and Commercial Equipment and Supplies; Household Appliances and Electrical and Electronic Goods; Paper and Paper Product; and Apparel, Piece Goods, and Notions.

(5)	All others account for less than 5% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2014 are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2015	$89	1	12,800	0.1%
2016	1,091	4	109,500	0.7%
2017	5,189	4	276,700	3.6%
2018	17,828	9	2,248,070	12.3%
2019	16,757	9	1,289,700	11.6%
2020	16,920	9	1,362,100	11.7%
2021	9,170	4	921,500	6.3%
2022	11,710	5	1,014,100	8.1%
2023	8,402	5	597,050	5.8%
2024	19,224	10	1,501,600	13.3%
2025	19,883	8	1,479,700	13.7%
2026	3,861	3	578,900	2.7%
2027	1,898	1	81,600	1.3%
2029	6,362	1	249,400	4.4%
2030	6,343	1	430,000	4.4%
Vacant	—	—	700,200	—%
Total	$144,727	74	12,852,920	100.0%

Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
In June 2013, World Kitchen, LLC vacated the Will Partners property located in Monee, Illinois (a manufacturing and distribution facility) but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company agreed to and executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations for the year ended December 31, 2014, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments, and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term, with payments made quarterly in arrears As of December 31, 2014, $0.8 million had been collected resulting in a net balance of $5.9 million. In return, the Company released World Kitchen, LLC from any and all obligations under the lease in-place. Upon the execution of the termination agreement, KeyBank released the property as collateral of the KeyBank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated KeyBank Credit Agreement. The Company’s property manager is actively involved in finding an appropriate replacement tenant. During the year ended December 31, 2014, and as a result of the termination, the Company wrote off approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Tenant security deposits as of December 31, 2014 and 2013, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.3 million and $0.06 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables as of December 31, 2014 and 2013 totaled $0.4 million and $0.9 million, respectively.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of December 31, 2014, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Sale of Eagle Rock
On December 17, 2014, the Company sold the Eagle Rock Executive Office Center property (the "Eagle Rock property") located in East Hanover, New Jersey for total proceeds of $10.95 million, less closing costs and other closing credits. The carrying value of the Eagle Rock property on the closing date was approximately $7.1 million, which was comprised of $6.7 million of real estate assets, net, $0.2 million of deferred rent, and $0.2 million of other leasing costs, such as leasing commissions. Upon the sale of the property, the Company recognized a gain of $3.1 million, which is presented on the consolidated statement of operations. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.1 million, in accordance with the advisory agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary.
Asset Held for Sale
As of December 31, 2014, the Company had executed a purchase and sale agreement to dispose of the College Park Plaza property (the "College Park property"), located in Indianapolis, Indiana, as the Company had determined that the property was not considered consistent with its investment criteria. The College Park property is included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08 as it did not meet the prerequisite requirements to be classified as discontinued operations. The College Park property, however, was classified as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of December 31, 2014 and 2013:

	Balance as of December 31, 2014	Balance as of December 31, 2013
Land	$737	$737
Building	5,266	5,266
Tenant origination and absorption cost	1,397	1,397
Construction in Progress	84	—
Leasing Costs, net	1,003	—
Deferred Rent	565	2
Other Assets	2	38
Accumulated Depreciation	(1,050)	(283)
Deferred Financing Costs, net	—	64
Total Assets	$8,004	$7,221

KeyBank Term Loan	$—	$6,570
Accounts Payable and Other Liabilities	107	344
Due to Affiliates	6	11
Total Liabilities	$113	$6,925

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

The following is a summary of the loss included in our income from continuing operations for the years ended December 31, 2014 and 2013, from assets classified as held for sale subsequent to the Company's adoption of the new ASU:

	Year Ended December 31,
	2014	2013
Total revenues	$2,537	$527
Operating expenses	(1,693)	(464)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	844	63
Depreciation and amortization expense	(779)	(283)
Interest expense	(107)	(25)
Loss from assets classified as "held for sale," not qualifying as discontinued operations	$(42)	$(245)
The College Park property was acquired in November 2013, therefore, there was no operating activity for the year ended December 31, 2012.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the reclassification of intangibles related to the real estate assets held for sale as of December 31, 2014, and the write off of the Eagle Rock intangibles for the year ended December 31, 2014 and December 31, 2013. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option pursuant to the lease.

	Balance December 31, 2014	Balance December 31, 2013
In-place lease valuation (above market)	$27,102	$18,681
In-place lease valuation (above market) - accumulated amortization	(4,986)	(1,971)
In-place lease valuation (above market), net	22,116	16,710
Ground leasehold interest (below market)	2,254	—
Ground leasehold interest (below market) - accumulated amortization	(26)	—
Ground leasehold interest (below market), net	2,228	—
Intangible assets, net	$24,344	$16,710
In-place lease valuation (below market)	$(48,448)	$(26,708)
In-place lease valuation (below market) - accumulated amortization	8,054	3,157
In-place lease valuation (below market), net	$(40,394)	$(23,551)
Tenant origination and absorption cost	$379,419	$245,119
Tenant origination and absorption cost - accumulated amortization	(61,999)	(22,671)
Tenant origination and absorption cost, net	$317,420	$222,448

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.9 years and 7.7 years as of December 31, 2014 and 2013, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

	Amortization (income) expense for the year ended December 31,
	2014	2013	2012
In-place lease valuation	$(468)	$(546)	$(301)
Tenant origination and absorption cost	$45,044	$14,098	$4,791
Ground leasehold amortization (below market)	$26	$—	$—
Other leasing costs amortization	$143	$—	$—
As of December 31, 2014, amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs is expected to be $(2.5) million, $46.0 million, $0.03 million, and $0.2 million, respectively, each year for the next five years. As of December 31, 2013, amortization (income) expense for in-place lease valuation, net, and tenant origination and absorption cost was expected to be $(0.9) million and $35.3 million, respectively, each year for the next five years.
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance December 31, 2013	Additions	Deductions	Balance December 31, 2014
Rent abatement reserves (1)	$4,334	$—	$(4,334)	$—
Tenant improvement reserves (2)	18,723	27,725	(8,068)	38,380
Midland Mortgage Loan repairs reserves (3)	453	—	—	453
Real estate tax reserve (Emporia Partners and TW Telecom) (4)	41	1,033	—	1,074
Property insurance reserve (Emporia Partners) (4)	204	47	—	251
Restricted deposits (5)	10	10	—	20
Midland Mortgage Loan restricted lockbox (6)	1,696	2,023	(1,696)	2,023
	$25,461	$30,838	$(14,098)	$42,201

(1)
Represents a rent abatement escrow funded by the seller for the free base rent period as specified per the terms of the lease. Deductions represent earned rent during the period for the certain properties.

(2)
Additions represent tenant improvement reserves either funded by the seller or the Company and held by the lender or in escrow for acquisitions made in the current period. The most significant of these reserves is $20.3 million, net of utilizations, and $4.6 million for the DigitalGlobe tenant improvements and tenant improvements for a new lease executed at an existing property, respectively. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(3)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013 whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt.

(4)	Additions represent monthly funding of real estate taxes and insurance by the tenant during the current period.

(5)	Additions represents a required impressed balance in the lender-controlled account for the Ace Hardware and TW Telecom properties which were acquired during the current period.

(6)
As part of the terms of the Midland Mortgage Loan, as discussed in Note 5, Debt, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

4.	Investments

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust ("DST") affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the "HealthSpring property") for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consists of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a tripe-net lease to HealthSpring, Inc. ("HealthSpring"), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately 9 years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses,. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future. The initial exchange right, which may be exercised at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership. The second exchange right, which may not be exercised until at lease five years after the date of the agreement, allows each investor to either exchange its interest in the DST for units in the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership, such exchange will be dilutive to the existing limited partnership unit holders. The Operating Partnership has not exercised the exchange right effective with the completion of the required one year hold period.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in our Public Offering. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially acquired with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property consists of approximately 132,000 square feet. The data center consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately 8 years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or $0.4 million, of other comprehensive loss as of December 31, 2014.
The interests discussed above are deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have the ability to exercise significant control through majority voting rights. As such, the interests in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the joint venture agreements.
As of December 31, 2014, the balance of the investments totaled $66.2 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2013	$1,421	$—	$1,421
Additions	—	68,424	68,424
Other comprehensive loss	—	(423)	(423)
Net income (loss)	34	(1,392)	(1,358)
Distributions	(104)	(1,711)	(1,815)
Balance December 31, 2014	$1,351	$64,898	$66,249
Investments in Joint Ventures

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

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

On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC, ("Weeks Robinson") to develop and construct the Restoration Hardware property. On June 20, 2014, the land on which the property will be constructed was purchased by WR Griffin for approximately $15.2 million, including closing costs. The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company, in consolidation with the joint venture, included the following amounts on its consolidated balance sheet as of December 31, 2014. See Note 3, Real Estate.

	December 31, 2014
Cash on hand	$6,985
Construction in progress - paid by the joint venture	34,739
Construction in progress - paid by the Company	70
Leasing Commissions	375
Land	15,185	(1)
Construction in progress payable	(13,423)
Noncontrolling interest	(7,656)
Total investment	$36,275

(1)
The land value was adjusted from prior period as a result of a $15,000 reclassification of a deposit from land to construction in progress. The deposit represents an amount paid to the City of Patterson for architectural and engineering fees.

5. Debt
As of December 31, 2014 and 2013, the Company’s debt consisted of the following:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

	Balance as of December 31, 2014	Balance as of December 31, 2013	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,638	$19,958	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,108	4,442	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	32,128	32,822	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	102	186	—		—	—
TransDigm Mortgage Loan	6,576	6,712	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	75	128	—		—	—
Ace Hardware Mortgage Loan	23,648	—	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,681	—	—		—	—
Midland Mortgage Loan	105,600	105,600	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640	—	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom Loan	21,500	—	2.61%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	325,696	169,848
KeyBank Credit Facility	—	44,500	2.16%	(3)	Interest Only	June 2018 (3)
KeyBank Term Loan	—	282,000	2.16%	(3)	Interest Only	November 2018 (3)
Unsecured Term Loan	300,000	—	1.62%	(4)	Interest Only
Total	$625,696	$496,348

(1)	The weighted average interest rate as of December 31, 2014 was approximately 3.3% for the Company's fixed-rate and variable-rate debt combined and 5.0% for the Company's fixed-rate debt only.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 2.45%. As of December 31, 2014, the LIBO Rate was 0.16% (effective as of December 1, 2014).

(3)	As discussed below, the interest rate was a one-month LIBO Rate + 2.00%. The KeyBank Credit Facility and Term Loan were both terminated on May 8, 2014, at which time the LIBO rate was 0.16%.

(4)	As discussed below, the interest rate is a one-month LIBO Rate + 1.45%. As of December 31, 2014, the LIBO Rate was 0.17% (effective as of December 10, 2014).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
December 31, 2014
(Dollars in thousands unless otherwise noted)

November 5, 2016, subject to two, one-year extension options (subject to the fulfillment of certain conditions), and required monthly interest-only payments.
The KeyBank Term Loan was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement discussed below. The properties serving as collateral under the loan were released as collateral.

AIG Loan
On January 24, 2014, the Company, through five SPEs wholly owned by the Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments based on a 360-month amortization period of principal and interest thereafter.

Unsecured Credit Facility
On May 8, 2014, the Company, through the Operating Partnership, entered into an unsecured credit agreement (the
“Unsecured Credit Agreement”) co-lead by KeyBank and Bank of America, with KeyBank as administrative agent and Bank of America as syndication agent, along wiht a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility maybe increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement. The Unsecured Revolver and Unsecured Term Loan both have an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.

As of December 31, 2014, there was an outstanding balance of $300.0 million on the Unsecured Term Loan, which was required to be drawn pursuant to the Unsecured Credit Agreement, and was used to repay the then-existing KeyBank Term Loan, which had an outstanding balance of $227.0 million on May 8, 2014. The remaining proceeds were used to acquire additional properties.

TW Telecom Loan
On August 1, 2014, the Company, through the Operating Partnership, entered into a loan agreement with Mutual of Omaha Bank (the "Lender"), pursuant to which the Lender provided the Operating Partnership with a loan in the amount of $21.5 million (the "TW Telecom Loan"). The funds were utilized to partially fund the TW Telecom property acquisition. The TW Telecom Loan is secured by a deed of trust on the TW Telecom property. The TW Telecom Loan has a term of 5 years, maturing on August 1, 2019 and bears interest based on the LIBO Rate plus 2.45%, requiring monthly interest-only payments for the first 12 months and monthly payments based on a 25-year, straight-line amortization period of principal and interest thereafter. The TW Telecom Loan can be prepaid without penalty after 2 years of the five year term have elapsed.

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
December 31, 2014
(Dollars in thousands unless otherwise noted)

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
Pursuant to the terms of the Midland Mortgage Loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in the loan agreement), of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.
Pursuant to the terms of the KeyBank Term Loan, the Operating Partnership was required to maintain a debt service coverage ratio (as definedin the loan agreement) as follows: (1) if the Pool DSCR is less than 1.25x, the Borrower SPEs must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to the Borrower SPEs upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) If the Pool DSCR falls below 1.20x, the Borrower SPEs will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral would be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters. The KeyBank Term Loan was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement.
Pursuant to the terms of the AIG Loan, the Operating Partnership is required to maintain (1) a minimum debt service coverage ratio, as defined in the loan agreement, for the secured properties of 1.60x; (2) a maximum loan-to-value ratio of 60%; (3) minimum annual base rent of $14.75 million; and (4) minimum net worth of $110.6 million.
Pursuant to the terms of the Unsecured Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants including, but not limited to (as defined in the credit agreement), (1) a maximum consolidated leverage ratio (60% or 65% for two consecutive quarters following a material acquisition); (2) a minimum fixed charges coverage ratio (1.5 to 1); (3) a minimum tangible net worth of at least $861,987,871 plus 75% of the net proceeds generated by any common or preferred share issuances plus 75% of units issued in connection with the contribution of any properties; (4) a maximum secured debt ratio (40%); (5) a maximum secured recourse debt ratio (5%); (6) a maximum unhedged variable rate debt (30%); (7) a maximum payout ratio of 95% of distribution to core funds from operations, as defined in the Unsecured Credit Agreement; (8) minimum unencumbered asset pool DSCR (1.35 to 1); and (9) maximum unencumbered asset pool leverage ratio (60% or 65% for two consecutive quarters following a material acquisition).
Pursuant to the terms of the TW Telecom Loan, the Operating Partnership is required to maintain a minimum debt service coverage ratio, as defined in the loan agreement, for the property 1.60x beginning with the quarter ended December 31, 2014.
The Company was in compliance with all of its debt covenants for each quarter of 2014 and as of December 31, 2014.

The following summarizes the future principal repayments of all loans as of December 31, 2014 per the loan terms discussed above:

	December 31, 2014
2015	$1,932
2016	39,745	(1)
2017	23,198	(2)
2018	5,347
2019	323,672	(3)
Thereafter	229,944	(4)
Total principal	623,838
Unamortized debt premium	1,858
Total	$625,696

(1)
Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.2 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)	Amount includes payment of the balance of the TW Telecom Loan and the Unsecured Term Loan, both of which mature in 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

(4)	Amount includes payment of the balances of:
•the Midland Mortgage Loan and Emporia Partners Mortgage Loan, both of which mature in 2023,
•the Ace Hardware Mortgage Loan, which matures in 2024, and
•the AIG Loan, which matures in 2029.

Principal repayments on the Ace Hardware Mortgage Loan do not include the unamortized valuation premium of $1.7 million.

6. Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, the Operating Partnership, entered into a purchase agreement with the Preferred Equity Investor, an affiliate of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions calculated as follows:

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
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of December 31, 2014. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. In both instances, the Operating Partnership will not be obligated for the Liquidation Preference and other early redemption fees.
Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month, the Preferred Equity Investor may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, the Preferred Equity Investor will have the right to appoint a majority to the board of directors. In addition, the Preferred Equity Investor will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at the Preferred Equity Investor's discretion. The Company was in compliance with all of the covenants as of December 31, 2014.
Common Equity
The Company issued 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million in the Initial Public Offering, including 585,533 shares, or $5.6 million, issued pursuant to the DRP. In connection with

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

the Follow-On Offering, the Company issued 107,144,337 total shares of the Company’s common stock for gross proceeds of approximately $1.1 billion, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP. As of December 31, 2014, the Company had issued 3,526,030 shares of the Company's common stock for gross proceeds of approximately $34.7 million in the DRP Offering. As of December 31, 2014, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering, as discussed in Note 1, Organization. There were 129,763,016 shares outstanding at December 31, 2014, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders.
The Company registered 7,500,000 shares of common stock pursuant to the DRP for the Initial Public Offering at a price of $9.50 per share, which was increased to $9.77 per share with change in offering price and the amended and restated DRP on February 15, 2013. In connection with the Follow-On Offering, the Company registered approximately 10.2 million shares pursuant to the DRP at a price equal to 95% of the share price of the Follow-On Offering of $10.28 per share, which was approximately $9.77 per share.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP Offering. On December 15, 2014, the Company announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.
As of December 31, 2014 and 2013, $57.7 million and $12.7 million in shares, respectively, had been issued under the DRP, of which $1.2 million and $0.2 million in redemptions payable subsequent to year end, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets.
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
Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of December 31, 2014 and 2013, $57.7 million and $12.7 million in shares of common stock,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

respectively, were eligible for redemption, of which $1.2 million and $0.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets for share redemption requests received prior to the end of the quarter as of December 31, 2014 and 2013. Since inception through December 31, 2014, the Company had redeemed 355,899 shares of common stock for approximately $3.5 million at a weighted average price per share of $9.85 pursuant to the SRP. As of December 31, 2014, there were 125,756 shares totaling $1.2 million subject to redemption requests. On January 31, 2015, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.86. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General Partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of December 31, 2014, noncontrolling interests were approximately 3% of total shares outstanding and approximately 4% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
Operating partnership units issued pursuant to the Will Partners REIT, LLC (Will Partners) contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the years ended December 31, 2014 and 2013.
Noncontrolling interests include Weeks Robinson's interest in the joint venture, the real estate developer engaged to develop and construct the Restoration Hardware property. See Note 3, Real Estate. The interest in the joint venture is deemed to be a variable interest in a VIE and based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is the primary beneficiary of the investment. As such, the interest in the VIE is recorded using the consolidation method of accounting in the accompanying consolidated financial statements. Under the consolidation method, the company includes the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements as shown in Note 4, Investments.

The following summarizes the activity for noncontrolling interests for the years ended December 31, 2014, 2013 and 2012:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$19,736	$17,512	$21,787
Repurchase of noncontrolling interests	—	—	(103)
Contribution/issuance of noncontrolling interests	1,504	8,095	—
Distributions to noncontrolling interests	(3,050)	(2,730)	(2,334)
Allocated distributions to noncontrolling interests subject to redemption	(14)	(49)	(99)
Net loss	(698)	(3,092)	(1,739)
Ending balance	$17,478	$19,736	$17,512

7. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2014 and 2013:

	Year Ended December 31, 2013				Year Ended December 31, 2014
	Incurred	Paid	Payable		Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	24,849	22,931	1,918		24,994	26,912	—
Operating expenses	584	550	151		981	930	202
Asset management fees	4,317	3,786	727		12,541	12,014	1,254
Property management fees	1,839	1,943	(33)		5,445	4,913	499
Disposition fees	—	—	—		82	82	—
Costs advanced by the Advisor	2,357	2,215	279		969	1,248	—
Dealer Manager fees	10,959	10,886	97		23,281	23,378	—
Total	$44,905	$42,311	$3,139	(1)	$68,293	$69,477	$1,955	(1)

(1) Balances are net of liabilities due to affiliates included in real estate held for sale.

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
The advisory agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. Upon termination of the Public Offerings, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs.
Management Compensation

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

The following table summarizes the compensation and fees the Company has paid to the Advisor, the Property Manager, the Dealer Manager and other affiliates, including amounts to reimburse costs for providing services.

Type of Compensation (Recipient)	Determination of Amount
Sales Commissions (Participating Dealers)
During the Public Offerings, the Dealer Manager was entitled to receive a sales commission of up to 7% of gross proceeds from gross sales proceeds in the Primary Public Offerings. The Dealer Manager entered into participating dealer agreements with certain other broker-dealers to authorize them to sell shares of the Company in the Public Offerings. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager re-allowed all of the sales commissions paid in connection with sales made by these broker-dealers, except that no sales commission was payable on shares sold under the Company’s DRP. The sales commissions may vary for different categories of purchasers.

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

Reimbursement of Organization and Offering Expenses (Advisor)
The Company was required under the Advisory Agreement to reimburse the Advisor for organization and offering costs (as defined in the Advisory Agreement) up to 3.5% of gross proceeds from the Primary Public Offerings, excluding sales commissions and dealer manager fees. The Advisory Agreement also states that organization and offering expenses, including sales commissions and dealer manager fees, may not exceed 15% of gross offering proceeds of the Public Offerings. Upon termination of the Public Offerings, organization and offering expenses did not exceed these limits.

Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement, the Advisor receives acquisition fees equal to 2.5% and reimbursement for actual acquisitions related expense incurred by the Advisor of up to 0.50% of the contract purchase price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred on the Company's behalf, including certain payroll costs for acquisition-related efforts by the Advisor's personnel, as defined in the agreements. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of the Company's properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)
In the event that the Company sells any or all of its properties (or a portion thereof), or all or substantially all of the business or securities of the Company are transferred or otherwise disposed of by way of a merger or other similar transaction, the Advisor will be entitled to receive a disposition fee if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s directors, including a majority of the independent directors) in connection with such transaction.  The disposition fee the Advisor or such affiliate shall be entitled to receive at closing will be equal to the lesser of: (a) 3% of the Contract Sales Price, as defined in the Advisory Agreement or (b) 50% of the Competitive Commission, as defined in the Advisory Agreement; provided, however, that in connection with certain types of transactions described further in the Advisory Agreement, the disposition fee shall be subordinated to Invested Capital (as defined in the operating partnership agreement). The disposition fee may be paid in addition to real estate commissions or other commissions paid to non-affiliates, provided that the total real estate commissions or other commissions (including the disposition fee) paid to all persons by the Company or the operating partnership shall not exceed an amount equal to the lesser of (i) 6% of the aggregate Contract Sales Price or (ii) the Competitive Commission.

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
December 31, 2014
(Dollars in thousands unless otherwise noted)

Type of Compensation (Recipient)	Determination of Amount
Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2014 and 2013 approximately $1.0 million and $0.6 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement. The Company expects the Advisor’s direct and indirect allocated costs to increase as acquisition activity increases.

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 14 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT III, Inc. ("GAHR III"), a publicly-registered, non-traded real estate investment trust. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), whose offering went effective with the SEC on July 31, 2014, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Sponsor, Advisor, and Property Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the Advisory Agreement and the distribution structure under the Operating Partnership Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders. The board of directors has adopted the Sponsor's acquisition allocation policy, which is as follows:

In the event that an investment opportunity became available, the Sponsor was required to first present the opportunity to the Company, which had a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of the Company until the earlier to occur of (a) the date that was six months after the completion of the Company's

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

last offering of shares of its common stock or (b) the date on which the Company had invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties. This right of first refusal expired on October 29, 2014. Subsequent to that date, the Sponsor will allocate potential investment opportunities to the Company and GCEAR II based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

If, after consideration of these factors, the investment opportunity is suitable for the Company and for GCEAR II, then:

•	the Company will have priority for investment opportunities of $75 million or greater; and

•	GCEAR II will have priority for investment opportunities of $35 million or less, until such time as GCEAR II reaches $500 million in aggregate assets (based on contract purchase price).

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR II, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

If the Sponsor no longer sponsors the Company, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both GCEAR II and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to GCEAR II first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:

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
8. Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred $0.4 million in rent expense related to the ground lease during the year ended December 31, 2014. As of December 31, 2014, the remaining required payments under the terms of the ground lease are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

December 31, 2014
2015	$180
2016	180
2017	198
2018	198
2019	198
Thereafter	34,246
Total	$35,200
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
Pending Merger of Signature Office REIT into the Company
On November 21, 2014, the Company entered into the Merger Agreement with Signature Office REIT ("SOR") in connection with the Merger. Under the terms of the Merger Agreement, each share of common stock of SOR issued and outstanding will be converted into the right to receive 2.04 shares of the Company's common stock. As of December 31, 2014 SOR had 20,473,024 shares of common stock outstanding. The Merger is subject to customary closing conditions, including the receipt of approval of SOR's stockholders, thus, there is no guarantee that the Merger will be consummated.
9. Declaration of Distributions
During the quarter ended December 31, 2014, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2014 through December 31, 2014. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 15, 2014, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2015 through March 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
10. Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$47,992	$47,285	$52,631	$54,486
Net income (loss)	$2,740	$(7,990)	$381	$4,883
Net loss attributable to common stockholders	$(1,920)	$(12,378)	$(4,354)	$(2)
Net loss per share	$(0.03)	$(0.10)	$(0.03)	$(0.01)
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,846	$12,319	$15,870	$30,881
Net loss	$(1,093)	$(5,270)	$(435)	$(17,671)
Net loss attributable to common stockholders	$(973)	$(4,515)	$(453)	$(18,723)
Net loss per share	$(0.06)	$(0.23)	$(0.02)	$(0.48)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Dollars in thousands unless otherwise noted)

11. Subsequent Events
Offering Status
As of March 4, 2015, the Company had issued approximately 4,340,029 shares of the Company’s common stock pursuant to the DRP Offering for approximately $43.2 million.
Acquisition of GE Aviation property
On February 19, 2015, the Company, through the Operating Partnership, acquired two four-story office facilities located in West Chester, Ohio (the “GE Aviation property”). The GE Aviation property is leased in its entirety pursuant to a triple-net lease to General Electric Company (“GE”), obligating GE to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately five years.
The purchase price of the GE Aviation property was $66.0 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Follow-On Offering.
Sale of College Park
On February 20, 2015, the Company sold the College Park property located in Indianapolis, Indiana, and classified as real estate held for sale on the consolidated balance sheets as of December 31, 2014, for total proceeds of $14.3 million, less closing costs and other closing credits. The carrying value of the College Park property on the closing date was approximately $8.0 million, which was comprised of $6.4 million of real estate assets, net, $0.6 million of deferred rent, and $1.0 million of other leasing costs, such as leasing commissions. Upon the sale of the property, the Company recognized a gain of $3.8 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.1 million, in accordance with the advisory agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
Plainfield	Office/Laboratory	IL	$19,638	$3,709	$27,335	$2,217	$3,709	$29,552	$33,261	$7,389	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,500	1,400	18,804	1,390	1,400	20,194	21,594	4,557	N/A	6/18/2009	5-40 years
Will Partners	Warehouse/Distribution	IL	—	1,494	18,654	174	1,494	18,828	20,322	2,132	N/A	6/4/2010	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	4,108	274	7,567	—	274	7,567	7,841	1,405	N/A	8/27/2010	5-40 years
ITT	Office	CA	4,600	2,877	4,222	17	2,877	4,239	7,116	1,135	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	7,500	1,950	10,236	260	1,950	10,496	12,446	1,536	N/A	12/30/2010	5-40 years
LTI	Office/Laboratory/Manufacturing	CA	32,128	15,300	50,122	—	15,300	50,122	65,422	8,423	N/A	5/13/2011	5-40 years
AT&T	Office/ Data Center	WA	26,000	6,770	32,420	461	6,770	32,881	39,651	4,295	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	22,000	2,650	29,096	—	2,650	29,096	31,746	2,954	N/A	3/22/2012	5-40 years
TransDigm	Assembly/Manufacturing	NJ	6,576	3,773	9,030	—	3,773	9,030	12,803	1,086	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,500	2,600	13,500	75	2,600	13,575	16,175	1,528	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	9,000	2,674	13,229	651	2,674	13,880	16,554	1,068	N/A	11/8/2012	5-40 years
Northrop	Office	OH	10,800	1,300	16,188	—	1,300	16,188	17,488	2,099	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,500	4,182	18,072	—	4,182	18,072	22,254	2,232	N/A	12/18/2012	5-40 years
Comcast	Office	CO	—	3,146	22,826	66	3,146	22,892	26,038	2,618	N/A	1/11/2013	5-40 years
Boeing	Office	WA	—	3,000	9,000	—	3,000	9,000	12,000	1,780	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	30,060	2,800	47,752	—	2,800	47,752	50,552	2,883	N/A	5/1/2013	5-40 years
UTC	Office	NC	23,760	1,330	37,858	—	1,330	37,858	39,188	2,491	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	19,860	1,860	31,481	—	1,860	31,481	33,341	1,985	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	—	8,600	48,102	—	8,600	48,102	56,702	2,980	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—	7,697	21,843	—	7,697	21,843	29,540	1,062	N/A	8/13/2013	5-40 years

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
Verizon	Office	NJ	26,160	5,300	36,768	317	5,300	37,085	42,385	2,810	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—	3,672	23,230	—	3,672	23,230	26,902	968	N/A	10/29/2013	5-40 years
Coca-Cola Refreshments	Office	GA	—	5,000	50,227	—	5,000	50,227	55,227	2,979	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—	5,050	51,396	114	5,050	51,510	56,560	2,052	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—	4,189	23,414	81	4,189	23,495	27,684	1,688	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—	1,177	22,323	—	1,177	22,323	23,500	1,080	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—	850	8,892	—	850	8,892	9,742	576	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—	5,500	39,000	—	5,500	39,000	44,500	1,816	N/A	11/5/2013	5-40 years
IBM	Office	OH	—	4,750	32,769	340	4,750	33,109	37,859	2,216	N/A	11/5/2013	5-40 years
Aetna	Office	TX	—	3,000	12,330	185	3,000	12,515	15,515	885	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—	1,950	46,922	37	1,950	46,959	48,909	2,539	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—	875	11,375	—	875	11,375	12,250	1,599	N/A	11/5/2013	5-40 years
Wells Fargo	Office	WI	—	3,100	26,348	289	3,100	26,637	29,737	2,305	N/A	11/5/2013	5-40 years
Shire Pharmaceuticals	Office	PA	—	2,925	18,935	25	2,925	18,960	21,885	1,966	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—	2,920	23,510	—	2,920	23,510	26,430	1,917	N/A	11/5/2013	5-40 years
One Century Place	Office	TN	—	8,025	61,162	1,564	8,025	62,726	70,751	4,621	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	—	1,109	6,066	—	1,109	6,066	7,175	175	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	—	2,292	16,930	—	2,292	16,930	19,222	1,174	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—	2,750	17,106	—	2,750	17,106	19,856	882	N/A	12/27/2013	5-40 years
Caterpillar	Industrial	IL	—	6,000	46,511	—	6,000	46,511	52,511	2,644	N/A	1/7/2014	5-40 years
DigitalGlobe	Office	CO	—	8,600	83,400	—	8,600	83,400	92,000	3,085	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—	—	16,515	—	—	16,515	16,515	740	N/A	1/16/2014	5-40 years
BT Infonet	Office	CA	—	9,800	41,483	—	9,800	41,483	51,283	1,553	N/A	2/27/2014	5-40 years
Wyndham Worldwide	Office	NJ	—	6,200	91,153	—	6,200	91,153	97,353	1,990	N/A	4/23/2014	5-40 years

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances		Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
Ace Hardware	Office	IL	23,648		6,900	33,945	—	6,900	33,945	40,845	896	N/A	4/24/2014	5-40 years
Equifax I	Office	MO	—		1,850	12,709	—	1,850	12,709	14,559	428	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	—	15,000	45,893	60,893	2,001	N/A	5/22/2014	5-40 years
SoftBank	Office	CA	—		22,789	68,950	—	22,789	68,950	91,739	2,295	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	—	2,230	31,062	33,292	693	N/A	6/19/2014	5-40 years
Parallon	Office	FL	—		1,000	16,772	—	1,000	16,772	17,772	361	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	21,500		11,097	35,817	—	11,097	35,817	46,914	684	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	—	2,200	12,755	14,955	156	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,776	18,489	—	4,776	18,489	23,265	149	N/A	11/7/2014	5-40 years
Wells Fargo	Office	NC	—		2,150	40,806	—	2,150	40,806	42,956	75	N/A	12/15/2014	5-40 years
Total Operating Properties			$323,838		$244,412	$1,612,300	$8,263	$244,412	$1,620,563	$1,864,975	$109,636
Restoration Hardware	Undeveloped land and construction in progress	CA	—		15,185	—	34,809	15,185	34,809	49,994	—	N/A	6/20/2014	5-40 years
Total All Properties			$323,838	(1)	$259,597	$1,612,300	$43,072	$259,597	$1,655,372	$1,914,969	$109,636

(1)	Amount does not include the loan valuation premium of $1.9 million related to the debt assumed in the LTI, GE, and Ace Hardware property acquisitions and the Unsecured Term Loan of $300.0 million.

	Activity for the years ended December 31,
	2014	2013	2012
Real estate facilities
Balance at beginning of year	$1,175,423	$328,342	$172,334
Acquisitions	712,036	854,218	155,484
Improvements	2,826	256	255
Construction-in-progress	35,831	7	269
Real estate assets held for sale	—	(7,400)	—
Write off of tenant origination and absorption costs	(4,762)	—	—
Sale of real estate assets	(6,385)	—	—
Balance at end of year	$1,914,969	$1,175,423	$328,342
Accumulated depreciation
Balance at beginning of year	$42,806	$18,898	$9,471
Depreciation expense	72,907	24,191	9,427
Less: Non-real estate assets depreciation expense	(170)	—	—
Less: Real estate assets held for sale depreciation expense	(767)	(283)	—
Less: Write off of tenant origination and absorption costs amortization expense	(4,762)	—	—
Less: Sale of real estate assets depreciation expense	(378)	—	—
Balance at end of year	$109,636	$42,806	$18,898
Real estate facilities, net	$1,805,333	$1,132,617	$309,444

S-4