Form 10-Q
period 2015-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2015-05-13
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
1520 E. Grand Ave
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2015: 131,114,820 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$59,511	$68,915
Restricted cash	40,178	42,201
Restricted cash - real estate funds held for exchange	—	10,105
Real estate:
Land	263,997	259,597
Building and improvements	1,293,290	1,240,115
Tenant origination and absorption cost	388,889	379,419
Construction in progress	63,349	35,838
Total real estate	2,009,525	1,914,969
Less: accumulated depreciation and amortization	(129,040)	(109,636)
Total real estate, net	1,880,485	1,805,333
Real estate assets and other assets held for sale, net	—	8,004
Investments in unconsolidated entities	63,501	66,249
Intangible assets, net	23,435	24,344
Deferred rent	20,165	17,189
Deferred financing costs, net	11,229	11,791
Real estate acquisition deposits	1,000	—
Other assets, net	12,212	11,316
Total assets	$2,111,716	$2,065,447
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $1,778 and $1,858, respectively	$325,128	$325,696
Unsecured Term Loan	300,000	300,000
Unsecured Revolver	50,000	—
Total debt	675,128	625,696
Restricted reserves	34,899	38,089
Accounts payable and other liabilities	51,655	44,174
Distributions payable	5,162	5,083
Due to affiliates	1,949	1,949
Below market leases, net	39,022	40,394
Liabilities of real estate assets held for sale	—	113
Total liabilities	807,815	755,498
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 24,319,066 units eligible towards redemption as of March 31, 2015 and December 31, 2014	250,000	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2015 and December 31, 2014	12,543	12,543
Common stock subject to redemption	68,771	56,421
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of March 31, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 130,877,314 and 129,763,016 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	1,338	1,326
Additional paid-in capital	1,127,019	1,128,318
Cumulative distributions	(126,687)	(104,429)
Accumulated deficit	(45,169)	(51,285)
Accumulated other comprehensive loss	(841)	(423)
Total stockholders’ equity	955,660	973,507
Noncontrolling interests	16,927	17,478
Total equity	972,587	990,985
Total liabilities and equity	$2,111,716	$2,065,447
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Rental income	$44,715	$39,469
Property expense recoveries	10,498	8,523
Total revenue	55,213	47,992
Expenses:
Asset management fees to affiliates	3,787	2,522
Property management fees to affiliates	1,474	1,212
Property operating	6,899	6,863
Property tax	6,878	5,224
Acquisition fees and expenses to non-affiliates	402	715
Acquisition fees and expenses to affiliates	1,980	6,735
General and administrative	1,126	1,215
Depreciation and amortization	19,465	15,207
Total expenses	42,011	39,693
Income from operations	13,202	8,299
Other income (expense):
Interest expense	(5,428)	(5,572)
Interest income	106	—
Loss (income) from investment in unconsolidated entities	(392)	13
Gain from sale of depreciable operating property	3,613	—
Net income	11,101	2,740
Distributions to redeemable preferred unit holders	(4,687)	(4,687)
Less: Net (income) loss attributable to noncontrolling interests	(210)	113
Net income (loss) attributable to controlling interest	6,204	(1,834)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(86)
Net income (loss) attributable to common stockholders	$6,116	$(1,920)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.05	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	130,106,364	69,131,944
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$11,101	$2,740
Other comprehensive loss:
Equity in other comprehensive loss of unconsolidated joint venture	(418)	—
Total comprehensive income	10,683	2,740
Distributions to redeemable preferred unit holders	(4,687)	(4,687)
Less: Net (income) loss attributable to noncontrolling interests	(210)	113
Comprehensive income (loss) attributable to controlling interests	5,786	(1,834)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(86)
Comprehensive income (loss) attributable to common stockholders	$5,698	$(1,920)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Stock-based compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—	—	(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)			—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Stock-based compensation	—	—	2	—	—	—	2	—	2
Offering costs	—	—	(49)	—	—	—	(49)	—	(49)
Distributions to common stockholders	—	—	—	(9,362)	—	—	(9,362)	—	(9,362)
Issuance of shares for distribution reinvestment plan	1,240,054	13	12,883	(12,896)	—	—	—	—	—
Repurchase of common stock	(125,756)	(1)	(1,239)	—	—	—	(1,240)	—	(1,240)
Additions to common stock subject to redemption	—	—	(12,896)	—	—	—	(12,896)	—	(12,896)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(758)	(758)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	—	6,116	(418)	5,698	210	5,908
BALANCE March 31, 2015	130,877,314	$1,338	$1,127,019	$(126,687)	$(45,169)	$(841)	$955,660	$16,927	$972,587
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$11,101	$2,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	8,017	5,651
Amortization of leasing costs and intangibles, including ground leasehold interests	11,448	9,556
Amortization of above and below market leases	(551)	935
Amortization of deferred financing costs	562	714
Amortization of debt premium	(80)	(34)
Deferred rent	(3,185)	(2,185)
Termination fee revenue receivable from tenant, net	—	(6,696)
Gain from sale of depreciable operating property	(3,613)	—
(Income) loss from investment in unconsolidated entities	392	(13)
Stock-based compensation	2	103
Change in operating assets and liabilities:
Other assets	(949)	(8,610)
Rent collections received in restricted cash collateral account	(239)	842
Operating reserves	(941)	186
Reserves for tenant improvements	13	(369)
Accounts payable and other liabilities	(3,459)	(183)
Due to affiliates, net	—	(796)
Net cash provided by operating activities	18,518	1,841
Investing Activities:
Acquisition of properties, net	(66,000)	(224,493)
Proceeds from disposition of properties	11,809	—
Real estate acquisition deposits	(1,000)	3,100
Real estate funds held for exchange	10,105	—
Improvements to real estate	(115)	—
Payments for construction in progress	(765)	(33)
Real estate development, net of unpaid construction costs	(17,299)	—
Distributions of capital from investment in unconsolidated entities	1,938	26
Net cash used in investing activities	(61,327)	(221,400)
Financing Activities:
Proceeds from borrowings - KeyBank Credit Facility	—	148,900
Proceeds from borrowings - Mortgage Debt	—	110,640
Proceeds from borrowings - Unsecured Revolver	50,000	—
Principal payoff of secured indebtedness - KeyBank Credit Facility	—	(193,400)
Principal payoff of secured indebtedness - KeyBank Term Loan	—	(55,000)
Principal amortization payments on secured indebtedness	(488)	(376)
Deferred financing costs	—	(1,953)
Financing deposits	—	1,913
Offering costs	(49)	(48,835)
Issuance of common stock, net	—	490,937
Issuance of noncontrolling interests, net	—	1,364
Repurchase of common stock	(1,240)	(251)
Dividends paid on preferred units subject to redemption	(4,687)	(4,687)
Distributions to noncontrolling interests	(849)	(824)
Distributions to common stockholders	(9,282)	(4,246)
Net cash provided by financing activities	33,405	444,182
Net (decrease) increase in cash and cash equivalents	(9,404)	224,623
Cash and cash equivalents at the beginning of the period	68,915	10,407
Cash and cash equivalents at the end of the period	$59,511	$235,030
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,867	$4,639
Restricted cash - assumed upon acquisition of real estate assets	$—	$21,500
Supplemental Disclosures of Non-cash Transactions:
Change in fair value of swap agreement	$(418)	$—
Construction in progress costs - real estate development	$(27,593)	$—
Unpaid construction in progress costs - real estate development	$10,294	$—
Increase in distributions payable to noncontrolling interests	$—	$1
Increase in distributions payable to common stockholders	$79	$955
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$88	$86
Common stock issued pursuant to the distribution reinvestment plan	$12,896	$6,496
Common stock redemptions funded subsequent to period-end	$1,716	$499
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

1.	Organization
Griffin Capital Essential Asset REIT, Inc., a Maryland corporation (the “Company”), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant properties that are essential to the tenant’s business, and used a substantial amount of the net proceeds from the Public Offerings (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for each taxable year ended since December 31, 2010. The Company’s year end is December 31.
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
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. Griffin Capital REIT Holdings, LLC ("Holdings") is the sole member of the Advisor, and the Sponsor is the sole member of Holdings. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company’s board of directors.
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
On April 25, 2013, the Company terminated its Initial Public Offering having issued approximately 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share in the primary offering (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares, pursuant to the DRP (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum amount of offering proceeds was expected to have been reached. The Company issued 107,144,337 total shares of the Company’s common stock for gross proceeds of approximately $1.1 billion in the Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, the Company announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with the DRP Offering, the Company had issued 4,766,084 shares of the Company's common stock for gross proceeds of approximately $47.6 million through March 31, 2015.
As of March 31, 2015, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering. There were 130,877,314 shares

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

outstanding at March 31, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of March 31, 2015 and December 31, 2014, the Company had issued $70.6 million and $57.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $1.8 million and $1.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 6, Equity — Share Redemption Program. Since inception and through March 31, 2015, the Company had redeemed 481,655 shares of common stock for approximately $4.7 million pursuant to the share redemption plan.
Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager was responsible for marketing the Company’s shares offered during the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2015, the Company owned approximately 82% of the limited partnership units of the Operating Partnership (approximately 96% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 16% of the limited partnership units were owned by third parties, of which approximately 15% represented a preferred unit investment as discussed in Note 6, Equity. No limited partnership units of the Operating Partnership have been redeemed during the three months ended March 31, 2015 and year ended December 31, 2014. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2015.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership, including a consolidated VIE (see Note 4, Investments), and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2015 and December 31, 2014.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of March 31, 2015 and December 31, 2014, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $40.2 million and $42.2 million, respectively. The balance as of March 31, 2015 includes $1.7 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage Loan, $0.6 million in rent received from the GE Aviation property, which is to be held in a separate bank account until the sale of the Will Partners property, as a tax-deferred exchange of real estate assets as permitted by Section 1031 of the Internal Revenue Code, is consummated, $36.1 million designated for deferred maintenance and re-leasing costs, and $1.8 million of taxes and insurance reserves to be applied to future amounts incurred.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2015 and 2014 totaled $2.4 million and $7.4 million, respectively.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Depreciation expense for buildings and improvements for the three months ended March 31, 2015 and 2014 was approximately $8.0 million and $5.7 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the three months ended March 31, 2015 and 2014 was approximately $11.4 million and $9.5 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. As of March 31, 2015, no properties met the criteria to be classified as held for sale. See Note 3, Real Estate.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2015 and December 31, 2014, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Intangible Assets and Liabilities Arising from In-Place Leases Where the Company is the Lessee
In-place ground leases where the Company is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the lease. The capitalized above-market and below-market in-place lease values are recorded as intangible lease assets and liabilities, respectively, and are amortized as an adjustment to property operating expense over the remaining term of the respective lease.
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property on January 16, 2014. The ground lease has a remaining term of approximately 81 years, expiring on December 31, 2095. See Note 3, Real Estate.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
During the three months ended March 31, 2015 and 2014, the Company recognized deferred rent from tenants of $3.2 million and $2.2 million, respectively. As of March 31, 2015 and December 31, 2014, the cumulative deferred rent balance was $20.2 million and $17.2 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of repair and maintenance expenses and certain other operating and capital expenses, including property taxes and insurance (collectively “Recoverable Expenses”), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2014, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability. Tenant reimbursement reconciliations were also performed during the three months ended March 31, 2015, which resulted in an additional $0.1 million in net over collections. The combined net over collection of $0.4 million is included in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets as of March 31, 2015. The net over collections have been, and will continue to be, refunded to the tenant either by a credit to contractual rent payments or as a disbursement from operating cash flow.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	March 31, 2015	December 31, 2014
Cumulative offering costs - Private and Public Offerings	$130,602	$130,553
Cumulative organizational costs - Private and Public Offerings	$811	$811
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.7 million, respectively. Amortization expense for the three months ended March 31, 2014 includes $0.3 million of write-offs related to the refinancing through the AIG Loan on January 24, 2014. The Company’s deferred financing costs balance as of March 31, 2015 is comprised of financing costs incurred for the loan assumption related to the Ace Hardware property acquisition, Unsecured Credit Facility, Midland Mortgage Loan, AIG Loan and TW Telecom Loan, discussed in Note 5, Debt. As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $11.2 million and $11.8 million, respectively.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of a $5.7 million termination fee, net of $1.0 million in collections, as a result of the lease termination with World Kitchen, LLC, the previous tenant at the Will Partners property, on January 24, 2014, which was financed over approximately 5.5 years at 5.5%. Prepaid expenses, which are capitalized as other assets, will be expensed as incurred. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred Leasing Costs as of March 31, 2015 and December 31, 2014 totaled $2.6 million and $2.7 million, respectively. Deferred Leasing Costs as of December 31, 2014 are net of the Deferred Leasing Costs related to real estate held for sale of $1.0 million.
Noncontrolling Interests
Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.
The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) allocated to noncontrolling interests is shown as an adjustment to net income (loss) attributable to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of March 31, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2015 and December 31, 2014, including the Unsecured Term Loan and Unsecured Revolver, both of which originated under the Unsecured Credit Agreement and the TW Telecom Loan, as discussed in Note 5, Debt. The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2015 and year ended December 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Plainfield	$20,843	$19,550	$20,994	$19,638
Emporia Partners	4,351	4,020	4,434	4,108
LTI (1)	32,457	31,942	32,742	32,128
TransDigm (2)	6,690	6,541	6,748	6,576
Ace Hardware (3)	26,468	23,557	26,424	23,648
Midland Mortgage Loan	105,962	105,600	105,155	105,600
AIG Loan	123,289	110,640	122,062	110,640

(1)	The carrying value does not include the debt premium of $0.08 million and $0.10 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	The carrying value does not include the debt premium of $0.06 million and $0.07 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	The carrying value does not include the debt premium of $1.64 million and $1.68 million as of March 31, 2015 and December 31, 2014, respectively.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2015, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2015, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2015. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

independent registered public accounting firm's review of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company elected to early adopt the provisions in ASU No. 2014-08 as of December 31, 2014. As a result, the Company presented the results of operations for the College Park property, which was classified as held for sale as of December 31, 2014 and subsequently sold as of March 31, 2015, in continuing operations on the consolidated statements of operations, as such disposal does not represent a strategic shift in the Company's operations. The Company expects the adoption of ASU No. 2014-08 to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is currently effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which if the proposed deferral is approved, adoption would be required for annual reporting periods beginning after December 15, 2017. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

3.	Real Estate
As of March 31, 2015, the Company’s real estate portfolio consisted of 56 properties in 18 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $1.9 billion, including the allocation of the purchase price to above and below-market lease valuation.
2015 Acquisitions
During the three months ended March 31, 2015, the Company acquired one property from an unaffiliated party. The purchase price of the acquisition was $66.0 million as shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Unsecured Credit Facility (2)	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3)
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	$66,000	409,800	$1,980	$50,000	2020	$4,855

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents borrowings from the Unsecured Revolver discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)
Net rent represents contractual rental payments pursuant to the lease terms. Total base rental income received for the GE Aviation property for the three months ended March 31, 2015 was $0.6 million based on an acquisition date of February 19, 2015.

The following summarizes the purchase price allocation of the 2015 acquisition:

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Total
GE Aviation	$4,400	$52,211	$9,470	$(81)	$66,000
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	KeyBank Credit Facility (2)	Mortgage Debt (3)	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (4)
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	$57,000	1,380,070	$1,710	$56,900	$—	2018	$6,055
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc. (5)	1/14/2014	92,000	430,000	2,760	92,000	—	2030	6,343
Waste Management	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	685	—	—	2023	1,962
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	1,580	—	—	2021	4,246
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	2,898	—	—	2029	6,389
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	1,110	—	23,843	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	426	—	—	2023	1,105
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	1,530	—	—	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	2,703	—	—	2020	6,006
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	996	—	—	2024	2,447
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	517	—	—	2025	1,206
TW Telecom	Lone Tree, CO	tw telecom holdings inc.	8/1/2014	43,000	166,700	1,290	—	21,500	2024	2,941
Equifax II	Earthy City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	417	—	—	2024	1,073
Mason I (6)	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	675	—	—	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	1,245	—	—	2025	2,686
				$684,731	4,136,020	$20,542	$148,900	$45,343		$50,730

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5%, of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations. For the year ended December 31, 2014, the Company had incurred approximately $4.5 million in acquisition fees and reimbursable expenses related to the 80% interest investment in the Digital Realty joint venture.

(2)	Represents borrowings from the KeyBank Credit Facility discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)	Represents loan assumption related to the Ace Hardware property and the mortgage debt obtained to partially fund the acquisition of the TW Telecom property. See Note 5, Debt.

(4)
Net rent represents (1) contractual rental payments pursuant to the lease terms; or (2) contractual rent payments less certain operating expenses that are the responsibility of the Company for the 12-month period subsequent to March 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocation of the 2014 acquisitions:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2015 had been included in operations as of January 1, 2014. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Three Months Ended March 31,
	2015	2014
Revenue	$56,171	$49,743
Net income	$13,840	$10,761
Net income (loss) attributable to noncontrolling interests	$300	$364
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(88)	$(86)
Net income (loss) attributable to common stockholders (1)	$9,365	$6,352
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.07	$0.09

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2015 to 2030, are shown in the table below:

2015	$129,579
2016	176,565
2017	177,794
2018	170,170
2019	152,865
Thereafter	639,973
Total	$1,446,946

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to March 31, 2015, pursuant to the respective in-place leases, was greater than 10% as of March 31, 2015.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2015, by state, based on the respective in-place leases, is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
California	$19,536	6	12.9%
Ohio	18,657	7	12.4
Illinois	15,043	6	10.0
Colorado	14,261	5	9.4
Arizona	12,311	4	8.2
Georgia	12,108	3	8.0
New Jersey	11,021	3	7.3
Texas	7,929	3	5.3
North Carolina	7,766	3	5.1
All others (1)	32,253	16	21.4
Total	$150,885	56	100.0%
(1)     All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2015, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$49,841	20	33.0%
Finance & Insurance	36,291	23	24.1
Information (2)	19,854	6	13.2
Professional, Scientific & Technical Services (3)	10,767	4	7.1
All others (4)	34,132	16	22.6
Total	$150,885	69	100.0%

(1)     Industry classification based on the 2012 North American Industry Classification System.
(2)     Includes Telecommunications.
(3)     Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.
(4)     All others account for less than 5% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2015	$22	1	12,800	—%
2016	864	2	42,300	0.6%
2017	5,224	4	276,700	3.5%
2018	17,910	7	2,236,570	11.9%
2019	16,653	7	1,273,700	11.0%
2020	21,905	10	1,771,900	14.5%
2021	9,409	5	983,100	6.2%
2022	11,749	5	1,014,100	7.8%
2023	8,566	5	597,050	5.7%
2024	19,806	10	1,501,600	13.1%
2025	19,953	8	1,479,700	13.2%
2026	4,194	2	432,500	2.8%
2027	1,898	1	81,600	1.3%
2029	6,389	1	249,400	4.2%
2030	6,343	1	430,000	4.2%
Vacant	—	—	700,200	—%
Total	$150,885	69	13,083,220	100.0%
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
In June 2013, World Kitchen, LLC vacated the Will Partners property located in Monee, Illinois (a manufacturing and distribution facility) but remained obligated for the rental payments over the remaining lease term of approximately 7 years, or through February 29, 2020, with no option for early termination. On January 24, 2014, the Company agreed to and executed a termination agreement with World Kitchen, LLC in which the Company agreed to a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations for the year ended December 31, 2014, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term, with payments made quarterly in arrears. As of March 31, 2015, $1.0 million had been collected resulting in a net balance of $5.7 million. In return, the Company released World Kitchen, LLC from any and all obligations under the lease in place. Upon the execution of the termination agreement, KeyBank released the property as collateral of the KeyBank Credit Facility, and released the re-tenanting reserves funded pursuant to the second amended and restated KeyBank Credit Agreement. During the year ended December 31, 2014, and as a result of the termination, the Company wrote off approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.
Tenant security deposits as of March 31, 2015 and December 31, 2014, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.3 million as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

re-tenanting and restoration. Tenant receivables as of March 31, 2015 and December 31, 2014 totaled $0.6 million and $0.4 million, respectively.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of March 31, 2015, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Sale of College Park
On February 20, 2015, the Company sold the College Park property located in Indianapolis, Indiana for total proceeds of $14.3 million, less closing costs and other closing credits of approximately $2.5 million. The carrying value of the College Park property on the closing date was approximately $8.2 million, which was comprised of $6.4 million of real estate assets, net, $0.8 million of deferred rent, and $1.0 million of other leasing costs, such as leasing commissions. Upon the sale of the property, the Company recognized a gain of $3.6 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.1 million, in accordance with the advisory agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary. The funds were subsequently released upon the acquisition of the GE Aviation property. No additional assets were classified as held for sale as of March 31, 2015.
The following is a summary of the income (loss) included in the Company's income from continuing operations for the three months ended March 31, 2015 and 2014, from assets classified as held for sale subsequent to the Company's adoption of the new ASU:

	Three Months Ended March 31,
	2015	2014
Total revenues	$295	$825
Operating expenses	(221)	(428)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	74	397
Depreciation and amortization expense	—	(447)
Interest expense	—	(36)
Income (loss) from assets classified as "held for sale," not qualifying as discontinued operations	$74	$(86)
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles related to the College Park and Eagle Rock properties as of March 31, 2015 and December 31, 2014, respectively. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option pursuant to the lease.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

	Balance March 31, 2015	Balance December 31, 2014
In-place lease valuation (above market)	$27,102	$27,102
In-place lease valuation (above market) - accumulated amortization	(5,888)	(4,986)
In-place lease valuation (above market), net	21,214	22,116
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(33)	(26)
Ground leasehold interest (below market), net	2,221	2,228
Intangible assets, net	$23,435	$24,344
In-place lease valuation (below market)	$(48,529)	$(48,448)
In-place lease valuation (below market) - accumulated amortization	9,507	8,054
In-place lease valuation (below market), net	$(39,022)	$(40,394)
Tenant origination and absorption cost	$388,889	$379,419
Tenant origination and absorption cost - accumulated amortization	(73,386)	(61,999)
Tenant origination and absorption cost, net	$315,503	$317,420
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.5 years and 7.9 years as of March 31, 2015 and December 31, 2014, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2015	2014
In-place lease valuation	$(551)	$935
Tenant origination and absorption cost	$11,387	$9,541
Ground leasehold amortization (below market)	$7	$6
Other leasing costs amortization	$54	$9
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of March 31, 2015 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2015	$(1,972)	$35,879	$21	$166
2016	$(2,648)	$47,705	$28	$221
2017	$(2,740)	$46,750	$28	$221
2018	$(3,076)	$42,814	$28	$221
2019	$(3,905)	$37,196	$28	$221
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Description	Balance December 31, 2014	Additions	Deductions	Balance March 31, 2015
Tenant improvement reserves (1)	$38,380	$26	$(2,786)	$35,620
Midland Mortgage Loan repairs reserves (2)	453	—	—	453
Real estate tax reserve (Emporia Partners and TW Telecom) (3)	1,074	378	—	1,452
Property insurance reserve (Emporia Partners) (3)	251	126	—	377
Restricted deposits (4)	20	10	(2)	28
Midland Mortgage Loan restricted lockbox (5)	2,023	1,689	(2,023)	1,689
Restricted rent receipts (6)	—	559	—	559
Total	$42,201	$2,788	$(4,811)	$40,178

(1)
Additions represent tenant improvement reserves either funded by the seller or the Company and held by the lender or in escrow. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(2)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013, whereby certain properties became collateral for the Midland Mortgage Loan, as discussed in Note 5, Debt.

(3)	Additions represent monthly funding of real estate taxes and insurance by the tenant during the current period.

(4)	Addition represents an impressed balance in the lender controlled account for the TW Telecom property.

(5)
As part of the terms of the Midland Mortgage Loan, as discussed in Note 5, Debt, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

(6)
Addition represents the March rent received from GE Aviation, which will be held in a separate bank account until the sale of the Will Partners property, to be treated as a tax-deferred exchange of real estate assets as permitted by Section 1031 of the Internal Revenue Code, is consummated.

4.	Investments
Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consists of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST in the future. The initial exchange right, which may be exercised at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership. The secondary exchange right, which may not be exercised until at least five years after the date of the agreement, allows each investor to either exchange its interest in the DST for units in the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership, such exchange will be dilutive to the existing limited partnership unit holders. As of March 31, 2015, the Company had begun the process of exercising its right to acquire additional beneficial interests in the DST.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in our Public Offering. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property consists of approximately 132,000 square feet. The data center consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately 8 years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or $0.4 million, of other comprehensive loss for both periods, the three months ended March 31, 2015 and the year ended December 31, 2014.
The interests discussed above are deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interests in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the joint venture agreements.
As of March 31, 2015, the balance of the investments totaled $63.5 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2014	$1,351	$64,898	$66,249
Other comprehensive loss	—	(418)	(418)
Net income (loss)	9	(401)	(392)
Distributions	(17)	(1,921)	(1,938)
Balance March 31, 2015	$1,343	$62,158	$63,501
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
On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC ("Weeks Robinson"), to develop and construct the Restoration Hardware property. On June 20, 2014, the land on which the property will be constructed was purchased by WR Griffin for approximately $15.2 million, including closing costs. The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company, in consolidation with the joint venture, included the following amounts on its consolidated balance sheet as of March 31, 2015 and December 31, 2014. See Note 3, Real Estate.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

	Balance March 31, 2015	Balance December 31, 2014
Cash on hand	$296	$6,985
Construction in progress - paid by the joint venture	62,333	34,739
Construction in progress - paid by the Company	1	70
Construction in progress - capitalized interest	489	—
Leasing commissions	375	375
Land	15,185	15,185
Construction in progress payable	(23,717)	(13,423)
Noncontrolling interest	(7,656)	(7,656)
Total investment	$47,306	$36,275

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

5.	Debt
As of March 31, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	Balance as of March 31, 2015	Balance as of December 31, 2014	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,550	$19,638	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	4,020	4,108	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	31,942	32,128	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	79	102	—		—	—
TransDigm Mortgage Loan	6,541	6,576	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	61	75	—		—	—
Ace Hardware Mortgage Loan	23,557	23,648	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,638	1,681	—		—	—
Midland Mortgage Loan	105,600	105,600	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640	110,640	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom Loan	21,500	21,500	2.61%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	325,128	325,696
Unsecured Term Loan	300,000	300,000	1.63%	(3)	Interest Only	May 2019
Unsecured Revolver	50,000	—	1.68%	(4)	Interest Only	May 2019	(5)
Total	$675,128	$625,696

(1)	The weighted average interest rate as of March 31, 2015 was approximately 3.2% for the Company’s fixed-rate and variable-rate debt combined and 5.0% for the Company’s fixed-rate debt only.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 2.45%. As of March 31, 2015, the LIBO Rate was 0.17% (effective as of March 1, 2015).

(3)	As discussed below, the interest rate is a one-month LIBO Rate + 1.45%. As of March 31, 2015, the LIBO Rate was 0.18% (effective as of March 12, 2015).

(4)	As discussed below, the interest rate is a one-month LIBO Rate + 1.50%. As of March 31, 2015, the LIBO Rate was 0.18% (effective as of March 27, 2015).

(5)	The Unsecured Revolver, per the Unsecured Credit Agreement, as discussed below, allows for a one-year extension. Maturity date assumes the one-year extension is exercised.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Under the terms of the Second Restated KeyBank Credit Agreement, the Company had the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Second Restated KeyBank Credit Agreement) to which the administrative agent is subject, with respect to this rate, for Eurocurrency funding, plus (i) 1.75%, assuming a leverage ratio of less than 50%, (ii) 2.00% assuming a leverage ratio of 50% to 55%, (iii) 2.25% assuming a leverage ratio of 55% to 60%, and (iv) 2.50% assuming a leverage ratio greater than 60% (“LIBOR-based”), or (b) an alternate base rate, which is the greater of the (i) Prime Rate or (ii) Federal Funds Rate plus 0.50%.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Unsecured Credit Facility
On May 8, 2014, the Company, through the Operating Partnership, entered into an unsecured credit agreement (the “Unsecured Credit Agreement”) co-led by KeyBank and Bank of America, with KeyBank as administrative agent and Bank of America as syndication agent, along with a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement.
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
In connection with the acquisition made during the three months ended March 31, 2015, the Company, through the Operating Partnership, made a draw totaling $50.0 million under the Unsecured Revolver. As of March 31, 2015, there was an outstanding balance of $300.0 million and $50.0 million on the Unsecured Term Loan and Unsecured Revolver, respectively.
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
Pursuant to the terms of the KeyBank Term Loan, the Operating Partnership was required to maintain a debt service coverage ratio (as defined in the loan agreement) as follows: (1) if the Pool DSCR is less than 1.25x, the Borrower SPEs must fund all excess cash flow after debt service on a monthly basis into a cash collateral reserve account with KeyBank. These funds may be released to the Borrower SPEs upon achievement of a Pool DSCR of 1.25x or greater for two consecutive quarters; (2) If the Pool DSCR falls below 1.20x, the Borrower SPEs will make a principal payment (or post other cash collateral) in an amount to bring the Pool DSCR up to no less than 1.30x. Any collateral would be released upon the achievement of the required 1.30x Pool DSCR for two consecutive quarters. The KeyBank Term Loan was terminated on May 8, 2014 upon execution of the Unsecured Credit Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The Company was in compliance with all debt covenants as of March 31, 2015.
The following summarizes the future principal repayments of all loans as of March 31, 2015 per the loan terms discussed above:

	March 31, 2015
2015	$1,444
2016	39,745	(1)
2017	23,198	(2)
2018	5,347
2019	373,672	(3)
Thereafter	229,944	(4)
Total principal	673,350
Unamortized debt premium	1,778
Total	$675,128
(1)    Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.1 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)
Amount includes payment of the balance of the TW Telecom Loan and the Unsecured Term Loan, both of which mature in 2019, as well as the balance of the Unsecured Revolver which matures in 2019, assuming the one-year extension is exercised.

(4)	Amount includes payment of the balances of:

•	the Midland Mortgage Loan and Emporia Partners Mortgage Loan, both of which mature in 2023,

•	the Ace Hardware Mortgage Loan, which matures in 2024, and

•	the AIG Loan, which matures in 2029.
Principal repayments on the Ace Hardware Mortgage Loan do not include the unamortized valuation premium of $1.6 million.

6.    Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, the Operating Partnership entered into a purchase agreement with an affiliate (the “Preferred Equity Investor”) of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions calculated as follows:

•	From November 5, 2013 through October 31, 2015, a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit;

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; and (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of March 31, 2015. The Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month.
Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month, the Preferred Equity Investor may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, the Preferred Equity Investor will have the right to appoint a majority to the board of directors. In addition, the Preferred Equity Investor will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at the Preferred Equity Investor's discretion. The Company was in compliance with all of the covenants as of March 31, 2015.
Common Equity
As of March 31, 2015, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering, as discussed in Note 1, Organization. There were 130,877,314 shares outstanding at March 31, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan (DRP)
As of March 31, 2015 and December 31, 2014, $70.6 million and $57.7 million in shares, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offering, of which $1.8 million and $1.2 million in redemptions payable subsequent to quarter end, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. See Note 1, Organization.
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception through March 31, 2015, the Company had redeemed 481,655 shares of common stock for approximately $4.7 million at a weighted average price per share of $9.85 pursuant to the SRP. As of March 31, 2015, there were 182,682 shares totaling $1.8 million subject to redemption requests. On April 30, 2015, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.76, with the exception of two redemption requests that will be satisfied on or about May 31, 2015. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of March 31, 2015, noncontrolling interests were approximately 3% of total shares outstanding and approximately 3% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
Operating partnership units issued pursuant to the Will Partners REIT, LLC (Will Partners property) contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the three months ended March 31, 2015 and the year ended December 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning balance	$17,478	$19,736
Contribution/issuance of noncontrolling interests	—	1,504
Distributions to noncontrolling interests	(758)	(3,050)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(14)
Net income (loss)	210	(698)
Ending balance	$16,927	$17,478

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2015 and December 31, 2014:

	Year Ended December 31, 2014	Three Months Ended March 31, 2015
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$1,980	$1,980	$—
Operating expenses	202	151	202	151
Asset management fees	1,249	3,779	3,760	1,268
Property management fees	498	1,471	1,439	530
Disposition fees	—	133	133	—
Costs advanced by the Advisor	—	—	—	—
Dealer Manager fees	—	—	—	—
Total, net of real estate assets held for sale	$1,949	$7,514	$7,514	$1,949
Asset management fees related to real estate held for sale	5	8	13	—
Property management fees related to real estate held for sale	1	3	4	—
Total	$1,955	$7,525	$7,531	$1,949
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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
The advisory agreement requires, upon termination of the Public Offerings, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Public Offerings and that any organizational and offering costs, not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Public Offerings shall be reimbursed to the Company. Upon termination of the Public Offerings, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.
Management Compensation
The following table summarizes the compensation and fees the Company has paid or may pay to the Advisor, the Property Manager, the Dealer Manager, the Sponsor and other affiliates, including amounts to reimburse costs for providing services.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Type of Compensation (Recipient)	Determination of Amount
Disposition Fee (Advisor)
In the event that the Company sells any or all of its properties (or a portion thereof), or all or substantially all of the business or securities of the Company are transferred or otherwise disposed of by way of a merger or other similar transaction, the Advisor will be entitled to receive a disposition fee if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company's directors, including a majority of the independent directors) in connection with such transaction. The disposition fee the Advisor or such affiliate shall be entitled to receive at closing will be equal to the lesser of: (1) 3% of the Contract Sales Price, as defined in the Advisory Agreement or (b) 50% of the Competitive Commission, as defined in the Advisory Agreement; provided, however, that in connection with certain types of transactions described further in the Advisory Agreement, the disposition fee shall be subordinated to Invested Capital (as defined in the operating partnership agreement). The disposition fee may be paid in addition to real estate commissions or other commissions paid to non-affiliates, provided that the total real estate commissions or other commissions (including the disposition fee) paid to all persons by the Company or the operating partnership shall not exceed an amount equal to the lesser of (i) 6% of the aggregate Contract Sales Price or (ii) the Competitive Commission.

Asset Management Fee (Advisor)
The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three months ended March 31, 2015 and 2014 approximately $0.2 million, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement.

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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Type of Compensation (Recipient)	Determination of Amount
Subordinated Share of Net Sale Proceeds (Advisor) (1)
Payable to the Advisor in cash upon the sale of a property after the Company's stockholders receive a return of capital plus a 6% cumulative, non-compounded return. The share of net proceeds from the sale of property is 5% if stockholders are paid a return of capital plus 6% to 8% annual cumulative non-compounding return, 10% if stockholders are paid a return of capital plus 8% to 10% annual cumulative non-compounding return, or 15% if stockholders are paid a return of capital plus 10% or more annual cumulative non-compounding return.

Subordinated Incentive Listing Distribution (Advisor) (1)
Payable to the Advisor no earlier than 7 months and no later than 19 months following a listing of the shares on a national securities exchange, based upon the market value of the Company's shares during a period of 30 trading days commencing after the first day of the 6th month, but no later than the last day of the 18th month following a listing, the commencement date of which shall be chosen by the Advisor in its sole discretion, and after the Company's stockholders receive a return of capital plus a 6% cumulative, non-compounded return. The distribution share is 5% if stockholders are paid a return of capital plus 6% to 8% annual cumulative non-compounding return, 10% if stockholders are paid a return of capital plus 8% to 10% annual cumulative non-compounding return, or 15% if stockholders are paid a return of capital plus 10% or more annual cumulative non-compounding return, and is payable in cash, shares of the Company's stock, units of limited partnership interest in the Operating Partnership, or a combination thereof.

Subordinated Distribution Due Upon Termination (Advisor)
Payable to the Advisor (in cash, shares of the Company's stock, units of limited partnership interest in the Operating Partnership, or a combination thereof), 1/3rd within 30 days of the date of involuntary termination of the Advisory Agreement, 1/3rd upon the one year anniversary of such date, and 1/3rd upon the two year anniversary of such date. Calculated based upon appraised value of properties less the fair value of the underlying debt, and plus or minus net current assets or net current liabilities, respectively, and payable after the Company's stockholders receive a return of capital plus a 6% cumulative, non-compounded return. The distribution share is 5% if stockholders are paid a return of capital plus 6% to 8% annual cumulative non-compounding return, 10% if stockholders are paid a return of capital plus 8% to 10% annual cumulative non-compounding return, or 15% if stockholders are paid a return of capital plus 10% or more annual cumulative non-compounding return.

Upon a voluntary termination of the Advisory Agreement, the Advisor will not be entitled to receive the Subordinated Distribution Due Upon Termination but instead will be entitled to receive at the time of the applicable liquidity event a distribution equal to the applicable Subordinated Share of Net Sale Proceeds, Subordinated Incentive Listing Distribution, or Subordinated Distribution Due Upon Extraordinary Transaction.

Subordinated Distribution Due Upon Extraordinary Transaction (Advisor) (1)
Payable to the Advisor upon the closing date of an Extraordinary Transaction (as defined in the Operating Partnership Agreement); payable in cash, shares of the Company's stock, units of limited partnership in the Operating Partnership, or a combination thereof after the Company's stockholders receive a return of capital plus a 6% cumulative, non-compounded return. The distribution share is 5% if stockholders are paid a return of capital plus 6% to 8% annual cumulative non-compounding return, 10% if stockholders are paid a return of capital plus 8% to 10% annual cumulative non-compounding return, or 15% if stockholders are paid a return of capital plus 10% or more annual cumulative non-compounding return.

Sponsor Break-Even Amount (Sponsor)
In the event of a merger of the Advisor into the Company or one of its affiliates in anticipation of listing or a merger with an already-listed entity, any merger consideration paid to the Company's sponsor or its affiliates in excess of unreturned and unreimbursed capital invested by the Company's sponsor and its affiliates into the Company, the Advisor, the Company's dealer manager, or affiliates, relating in any way to the business organization of the Company, the Operating Partnership, or any offering of the Company, shall be subordinated to the return of stockholders' invested capital. Such excess merger consideration shall be paid in stock that may not be traded for one year from the date of receipt, and such stock shall be held in escrow pending the occurrence of certain conditions outlined further in the Operating Partnership Agreement.

(1)
The Advisor cannot earn more than one incentive distribution. Any receipt by the Advisor of subordinated share of net sale proceeds (for anything other than a sale of the entire portfolio) will reduce the amount of the subordinated distribution due upon termination, the subordinated incentive listing distribution and the subordinated distribution due upon extraordinary transaction.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 12 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT III, Inc. ("GAHR III"), a publicly-registered, non-traded real estate investment trust. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), another non-traded REIT that focuses on business essential office and industrial properties, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
In the event that an investment opportunity became available, the Sponsor was required to first present the opportunity to the Company, which had a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of the Company until the earlier to occur of (a) the date that was six months after the completion of the Company's last offering of shares of its common stock or (b) the date on which the Company had invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties. This right of first refusal expired on October 29, 2014. Subsequent to that date, the Sponsor will allocate potential investment opportunities to the Company and GCEAR II based on the following factors:

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
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred $0.1 million in rent expense related to the ground lease during the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015, the remaining required payments under the terms of the ground lease are as follows:

March 31, 2015
2015	$135
2016	180
2017	198
2018	198
2019	198
Thereafter	34,246
Total	$35,155
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
Pending Merger of Signature Office REIT into the Company
On November 21, 2014, the Company entered into a merger agreement with Signature Office REIT ("SOR") in connection with a merger. Under the terms of the merger agreement, each share of common stock of SOR issued and outstanding will be converted into the right to receive 2.04 shares of the Company's common stock. As of March 31, 2015, SOR had 20,473,024 shares of common stock outstanding. The merger is subject to customary closing conditions, including the receipt of approval of SOR's stockholders, thus, there is no guarantee that the merger will be consummated.
On February 3, 2015, the Company filed a Registration Statement on Form S-4 with the SEC, which, as amended, was declared effective on May 1, 2015. SOR filed a definitive proxy statement on May 1, 2015 and commenced soliciting stockholder proxies thereafter. The SOR special stockholder meeting to vote on the merger is currently scheduled to be held on June 9, 2015.

9.	Declaration of Distributions
During the quarter ended March 31, 2015, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2015 through March 31, 2015.  Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited; dollars in thousands unless otherwise noted)

On March 2, 2015, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2015 through June 30, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.    Subsequent Events
Offering Status
As of May 11, 2015, the Company had issued approximately 5,179,493 shares of the Company’s common stock pursuant to the DRP Offering for approximately $51.9 million.
Acquisition of Westgate III property
On April 1, 2015, the Company, through the Operating Partnership, acquired a five-story office building located in Houston, Texas (the "Westgate III property"). The Westgate III property is leased in its entirety pursuant to a triple net lease to Wood Group Mustang Inc. On the acquisition date, the remaining term of the lease was approximately 12 years.
The purchase price of the Westgate III property was $77.0 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with a $76.1 million draw from the Unsecured Revolver.
Pending Sale of Will Partners property
On April 13, 2015, the Company received an unsolicited offer to purchase the Will Partners property for $25.0 million and entered into a purchase and sale agreement. Effectively, the Company is under contract to sell the Will Partners property, though, there is no guarantee that the sale will be consummated.
Pending Redemption of Preferred Equity
On May 4, 2015, the Company notified the Preferred Equity Investor it would exercise its right to redeem 75% of the Preferred Units, pursuant to the terms of the purchase agreement. The Company intends to pay $191.6 million on May 14, 2015, which will consist of the Liquidation Preference and a redemption fee, both payable upon the redemption.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As described in more detail in Item 1 of this report, we were formed on August 28, 2008 and commenced operations on May 6, 2009. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, our Advisor.
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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with our DRP Offering, we had issued 4,766,084 shares of our common stock for gross proceeds of approximately $47.6 million through March 31, 2015. As of March 31, 2015, we redeemed 481,655 shares of common stock for approximately $4.7 million at a weighted average price per share of $9.85.
On November 21, 2014, we entered into a merger agreement with Signature Office REIT ("SOR") in connection with a merger. Under the terms of the merger agreement, each share of common stock of SOR issued and outstanding will be converted into the right to receive 2.04 shares of the Company's common stock. As of March 31, 2015, SOR had 20,473,024 shares of common stock outstanding. The merger is subject to customary closing conditions, including the receipt of approval of SOR's stockholders, thus, there is no guarantee that the merger will be consummated.
On February 3, 2015, the Company filed a Registration Statement on Form S-4 with the SEC, which, as amended, was declared effective on May 1, 2015. SOR filed a definitive proxy statement on May 1, 2015 and commenced soliciting stockholder proxies thereafter. The SOR special stockholder meeting to vote on the merger is currently scheduled to be held on June 9, 2015.

As of March 31, 2015, we owned a fee simple interest, except as discussed in footnote 6 below, in 56 properties, as shown in the table below, encompassing approximately 13.1 million rentable square feet (dollar amounts shown in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,587
Will Partners (3)	Monee, IL	Vacant	6/4/2010	26,305	700,200	57%	57%	Manufacturing/ Distribution	N/A	—
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	899
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2016	762
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000	328,700	100%	100%	Office/ Flex Facility	2022	4,410
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,281
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	2,916
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,167
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,405
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,322
Northrop	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,214
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,356
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,020
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,091
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,633

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,726
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,246
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,465
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	96%	100%	Office	2018	4,891
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	100%	100%/100%	Office	2019	2,865
General Electric (4)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,352
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,419
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,161
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,200
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,452
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,386
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2020	1,128
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	100%	100%	Office	2019	2,204
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	93%	Office	2026	6,191
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,323
Comcast (Northpointe Corporate Center I)	Lynnwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,805
Northpointe Corporate Center II	Lynnwood, WA	Intermec Technologies Corporation	11/5/2013	7,175	69,000	100%	100%	Office	2024	746
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,824
Farmers (4)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,070	100%	100%	Industrial	2018	6,055

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Digital Globe (5)	Westminster, CO	Digital Globe, Inc.	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,343
Waste Management (6)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,850	100%	100%	Office	2023	1,962
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,246
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,389
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,105
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	100%	100%	Office	2020	6,006
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,447
Parallon	Largo, FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,206
TW Telecom	Lone Tree, CO	tw telecom holdings inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,941
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	100%	100%	Office	2024	1,073
Mason I	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	100%	100%	Office	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	100%	100%	Office	2025	2,686
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	66,000	409,800	100%	100%	Office	2020	4,855
Total real estate portfolio				$1,913,346	13,083,220					$150,885
Investment in unconsolidated joint venture (7)	Ashburn, VA	A social media company and a financial services company	9/9/2014	148,400	132,000	100%	100%	Data Center	2024	13,934
Total				$2,061,746	13,215,220					$164,819
(1)    The portfolio is approximately 94% occupied and leased based on total square feet.

(2)
Net rent is based on (1) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to March 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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

(7)
We acquired an 80% ownership interest in a joint venture with Digital Realty Trust for an initial investment of $68.4 million, for which the interest in the joint venture is recorded using the equity method of accounting. The table above reflects the impact of our 80% ownership interest in the acquisition value, and net rental revenue, on our portfolio. See Note 4, Investments, of the consolidated financial statements.

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2015 and 2014
For the quarter ended March 31, 2015, our "Same Store" portfolio consisted of 40 properties, encompassing approximately 8.5 million square feet and an acquisition value of $1.2 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 40 properties for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$29,095	$28,837	$258	1%
Property expense recoveries	7,921	7,939	(18)	—%
Asset management fees to affiliates	2,172	2,176	(4)	—%
Property management fees to affiliates	1,071	1,064	7	1%
Property operating expense	5,423	6,005	(582)	(10)%
Property tax expense	4,820	4,606	214	5%
Rental Income
The increase in rental income is due to (1) an increase of $0.2 million related to a lease commencement at the One Century Place property subsequent to March 31, 2014; and (2) an increase of $0.3 million related to a lease commencement at the Northpointe Corporate Center II property in the current period; less (3) $0.2 million in base rent not earned in the current period as a result of the World Kitchen, LLC lease termination, which was effective on January 24, 2014. For comparability purposes, the rental income for the three months ended March 31, 2014 excludes $7.125 million of termination income and write-offs of unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) related to the World Kitchen, LLC lease termination, which are included in rental income on the consolidated statements of operations.
Property Operating Expense and Property Tax Expense
The decrease in property operating expense is due to decreases in property payroll, insurance, utilities, and property services primarily for the Will Partners, Schlumberger, Nokia, and Verizon properties, as well as seven of the Investment Grade Portfolio properties. The increase in property tax expense is due to property reassessments for the current taxable year for the Will Partners, Schlumberger, and Fox Head properties, as well as 10 of the Investment Grade Portfolio properties.
Portfolio Analysis
As of March 31, 2014, we owned 46 properties, and, as shown in the table above, as of March 31, 2015 we owned 56 properties. As of March 31, 2015, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months ended March 31, 2015 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$44,715	$39,469	$5,246	13%
Property expense recoveries	10,498	8,523	1,975	23%
Asset management fees to affiliates	3,787	2,522	1,265	50%
Property management fees to affiliates	1,474	1,212	262	22%
Property operating expense	6,899	6,863	36	1%
Property tax expense	6,878	5,224	1,654	32%
Acquisition fees and expenses to non-affiliates	402	715	(313)	(44)%
Acquisition fees and expenses to affiliates	1,980	6,735	(4,755)	(71)%
General and administrative expenses	1,126	1,215	(89)	(7)%
Depreciation and amortization	19,465	15,207	4,258	28%
Interest expense	5,428	5,572	(144)	3%

Rental Income
Rental income for the three months ended March 31, 2015 is comprised of base rent of $40.9 million, adjustments to straight-line contractual rent of $3.2 million and in-place lease valuation amortization, net, of $0.6 million. Rental income for the three months ended March 31, 2015 increased by $5.2 million compared to the same period a year ago primarily as a result of (1) approximately $0.2 million of additional rental income due to a lease commencement at the One Century Place property subsequent to March 31, 2014; (2) approximately $0.3 million of additional rental income due to a lease commencement at the Northpointe Corporate Center II property in the current period; (3) $1.2 million of additional rental income related to the real estate acquired during the three months ended March 31, 2014, which includes a full quarter of activity for the three months ended March 31, 2015; (4) $9.3 million of additional rental income related to the real estate acquired subsequent to March 31, 2014; (5) $0.6 million of additional rental income related to the GE Aviation property, which was acquired in the current period; and (6) approximately $1.5 million in in-place lease valuation amortization; less (7) approximately $7.125 million in termination income related to the World Kitchen, LLC lease termination in the prior period; and (8) $0.8 million of decreased rental income due to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of maintenance expenses and certain other recoverable operating and capital expenses, including property taxes and insurance (collectively "Recoverable Expenses"), which increased by $2.0 million compared to the same period in the prior year primarily as a result of (1) $0.4 million in property tax recoveries, as a result of increases in property tax expense for properties acquired during the year ended December 31, 2014 of $0.5 million offset by a decrease of $0.1 million for properties acquired during the year ended December 31, 2013; (2) $0.8 million in property tax recoveries recorded with each property tax expense accrual, which are primarily related to properties acquired during the year ended December 31, 2014; and (3) $0.8 million in recoverable property expense related to (A) $0.7 million for properties acquired during the year ended December 31, 2014; (B) $0.2 million for the property acquired during the current period; offset by (C) $0.1 million for the properties acquired during the year ended December 31, 2013.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three months ended March 31, 2015 and 2014 totaled $5.3 million and $3.7 million, respectively. The total increase of $1.6 million compared to the same period a year ago is a result of (1) $1.2 million in asset management fees and $0.3 million in property management fees related to the acquisitions made during the year ended December 31, 2014 and the investment in an unconsolidated joint venture discussed in Note 4, Investments; and (2) $0.1 million in asset management fees related to the property acquired during the three months ended March 31, 2015.
Property Operating Expense and Property Tax Expense
Property expenses for the three months ended March 31, 2015 and 2014 totaled $13.8 million and $12.1 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $1.7 million compared to the same period a year ago is primarily a result of $1.6 million in property taxes, which mainly related to real estate acquired during the year ended December 31, 2014.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.4 million for the three months ended March 31, 2015, decreased by $0.3 million compared to the three months ended March 31, 2014 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $2.0 million represent the acquisition fees and expense reimbursement earned by our Advisor for the one property acquired in the current period with an acquisition value of $66.0 million. In comparison, real estate acquisition fees and expenses to affiliates in the prior year totaled $6.7 million, which was based on a total acquisition value of $224.5 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2015 consisted of depreciation of building and building improvements of our properties of $8.0 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $11.4 million. The increase of $4.3 million as compared to the three months ended March 31, 2014 is a result of additional depreciation and amortization of (1) $0.4 million related to the acquisition made during the three months ended March 31, 2015; and (2) $4.9 million related to the acquisitions made during the year ended December 31, 2014, which includes three full months of activity compared to partial months of activity during the three months ended March 31, 2014; less (3) $1.1 million in absorption costs consisting of (A) $0.5 million related to the sale of the Eagle

Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively; and (B) $0.6 million related to two lease expirations at the One Century Place property.
Interest Expense
Interest expense for the three months ended March 31, 2015 decreased by $0.1 million compared to the same period in 2014 due to the following: (1) $1.3 million of interest expense related to the Unsecured Credit Facility, which was entered into on May 8, 2014; and (2) $0.7 million in mortgage interest expense related to the AIG Loan, Ace Hardware Mortgage Loan, which was assumed upon acquisition on April 24, 2014, and the TW Telecom Loan, which was entered into upon acquisition on August 1, 2014; less (3) $1.6 million in interest expense related to the KeyBank Credit Facility and KeyBank Term Loan, both of which were terminated on May 8, 2014; and (4) $0.5 million of capitalized interest related to the Restoration Hardware real estate development, which is expected to be completed in the first half of 2015.
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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$11,101	$2,740
Adjustments:
Depreciation of building and improvements	8,017	5,651
Amortization of leasing costs and intangibles	11,441	9,550
Equity interest of depreciation of building and improvements - unconsolidated entities	613	14
Equity interest of amortization of intangible assets - unconsolidated entities	1,200	16
Gain from sale of depreciable operating property	(3,613)	—
FFO	$28,759	$17,971
Distributions to redeemable preferred unit holders	(4,687)	(4,687)
Distributions to noncontrolling interests	(849)	(825)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$23,223	$12,459
Reconciliation of FFO to MFFO:
Adjusted FFO	$23,223	$12,459
Adjustments:
Acquisition fees and expenses to non-affiliates	402	715
Acquisition fees and expenses to affiliates	1,980	6,735
Revenues in excess of cash received (straight-line rents)	(3,185)	(2,186)
Amortization of above/(below) market rent	(551)	935
Amortization of ground leasehold interests (below market)	7	6
Revenues in excess of cash received (financed termination fee)	—	(7,125)
Financed termination fee payments received	260	291
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(346)	(6)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	750	5
MFFO to common stockholders	$22,540	$11,829
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan and Unsecured Revolver, both of which are a component of the Unsecured Credit Facility and property secured mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with the Preferred Equity Investor as discussed in Note 6, Equity. Generally, cash needs for items, other than property acquisitions, will be met from operations. Proceeds raised in our Follow-On Offering have not been fully deployed towards the acquisition of additional properties which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any proceeds from our Follow-On Offering not deployed into certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Unsecured Credit Facility
On May 8, 2014, we, through our Operating Partnership, entered into a credit agreement (the “Unsecured Credit Agreement”) with KeyBank as administrative agent, Bank of America as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement, we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan"). The Unsecured Credit Facility may be increased by up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver, the Unsecured Term Loan or a combination of both. The Unsecured Revolver has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement is limited to the lesser of a (i) specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement.
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
AIG Loan
On January 24, 2014, we, through five SPEs wholly-owned by our Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank Credit Facility. The AIG Loan is secured by cross-collateralized and cross-defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments based on a 360-month amortization period of principal and interest thereafter.
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
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, our Operating Partnership entered into a purchase agreement with an affiliate (the “Preferred Equity Investor”) of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of our Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions calculated as follows:

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

The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of March 31, 2015. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month.
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
Our cash and cash equivalent balances decreased by approximately $9.4 million during the three months ended March 31, 2015 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the three months ended March 31, 2015 increased to $18.5 million, compared to $1.8 million for the three months ended March 31, 2014. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2015 increased by $13.3 million to $24.1 million, compared to $10.8 million for the three months ended March 31, 2014. The increase is primarily related to the acquisition of 16 properties from January 1, 2014 through March 31, 2015, partially offset by the sale of 2 non-strategic properties over the same period.
Changes in operating assets and liabilities increased by approximately $3.3 million from cash used of $8.9 million for the three months ended March 31, 2014 compared to cash used of $5.6 million for the three months ended March 31, 2015. The $3.3 million increase in changes in operating assets and liabilities is primarily related to the following:

•
a $7.7 million decrease in the change in other assets mainly due to (1) a $10.3 million decrease related to prior year equity sales, of which there were none in the current period; and (2) a decrease in deferred leasing costs related to a $1.0 million write-off as a result of the College Park property sale in the current period; partially offset by (3) an increase of $0.8 million related to a tenant improvement reimbursement for the IBM property, which was collected from the reserve account on April 10, 2014; (4) an increase of $1.9 million related to a tenant improvement reimbursement for the Atlanta Wildwood property, which was received from the tenant in the prior year; and (5) a $0.9 million increase in tenant receivables due to increased expense recoveries and a decrease in prepaid rent;

•
a $1.1 million increase related to rent collections received in a designated cash collateral account controlled by the lender, pursuant to the loan agreement, as well as the GE Aviation rent, which is to be held in a separate lockbox until the sale of the Will Partners property, to be treated as a tax-deferred exchange of real estate assets as permitted by Section 1031 of the Internal Revenue Code, is consummated;

•
a $1.1 million increase in the change in rent abatement and property tax reserves due to a decrease in rent earned during the period, as a result of fewer tenants with abatements compared to the prior year, and additions made in the current period for the TW Telecom property;

•	a $0.4 million decrease in the change in reserves for tenant improvements due to disbursements made in the current period;

•
a $3.3 million decrease in the change in accounts payable as a result of (a) a $1.3 million decrease in prepaid rent received in the current period; (b) an increase in property tax payments during the current period, which resulted in a greater decrease in the change in accrued property taxes; and (c) a $0.2 million decrease in the change in interest expense payable; partially offset by (d) a $0.4 million increase related to dealer manager fees due as there were none in the current period; and (e) a $0.4 million over-collection of tenant reimbursement revenue in the prior year, which was determined by the tenant reimbursement reconciliations performed in the current period; and

•
a $0.8 million increase in the change in due to affiliates as a result of decreases in acquisition expense reimbursements and asset and property management fees and dealer manager fees as there was only one acquisition in the current period and no equity sales in the current period, respectively.

Investing Activities. During the three months ended March 31, 2015, we used $61.3 million in cash for investing activities, compared to $221.4 million used during the same period in 2014, which related to the following:

•	$66.0 million for the acquisition made during the three months ended March 31, 2015;

•	$18.2 million paid for construction-in-progress and tenant improvements;

•	$1.0 million in real estate acquisition deposits made in the current period; less

•
$10.1 million related to the proceeds received from the sale of the Eagle Rock property, as discussed in Note 3, Real Estate, to the consolidated financial statements, which were released to us upon completion of the 1031 exchange in the current period;

•	$1.9 million of distributions from the investment in unconsolidated entities; and

•	$11.8 million related to the sale of the College Park property.
Financing Activities. During the three months ended March 31, 2015, we generated $33.4 million in financing activities, compared to $444.2 million generated during the same period in 2014, a decrease in cash provided by financing activities of $410.8 million. The decrease in cash generated is the net result of a $453.4 million decrease in cash provided by financing activities compared to the prior year and a $42.6 million decrease in cash used in financing activities compared to the prior year. For the three months ended March 31, 2015, the $453.4 million decrease is comprised of the following:

•
a $148.9 million decrease in proceeds from borrowings on the KeyBank Credit Facility, as discussed in Note 5, Debt, to the consolidated financial statements, of which there were none during the three months ended March 31, 2015;

•	a $110.64 million decrease in proceeds from borrowings on the AIG Loan discussed above, of which there were none during the three months ended March 31, 2015;

•	$50.0 million in proceeds from borrowings on the Unsecured Revolver, which was drawn upon in connection with the acquisition made during the current period;

•	$193.4 million in prior year principal repayments on the KeyBank Credit Facility, which was fully paid as of March 31, 2014;

•	$55.0 million in prior year principal repayments on the KeyBank Term Loan from proceeds from borrowings on the Unsecured Term Loan discussed above;

•	$1.9 million in prior year deferred financing costs primarily related to the AIG Loan discussed above;

•	$1.9 million in financing-related deposits primarily related to deposits applied upon execution of the AIG Loan, which closed on January 24, 2014;

•	a $490.9 million decrease in the issuance of common stock, of which there was none during the three months ended March 31, 2015; and

•	a $1.4 million decrease in the issuance of limited partnership units, of which there was none during the three months ended March 31, 2015.
For the three months ended March 31, 2015, the $42.6 million decrease in cash used consists of the following:

•	a $48.8 million decrease in offering costs as a result of the termination of the Follow-On Offering in the prior year;

•	$1.0 million in common stock repurchases;

•	$5.1 million in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; and

•	$0.1 million in principal amortization.

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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2015 (dollars in thousands, except share data):

			Distributions Paid (3)
Period	Distributions Declared (1)	Distributions Declared Per Common Share (1)(2)	Cash	Reinvested	Total	Cash Flow from Operating Activities
First Quarter 2015	$22,258	$0.17	$9,282	$12,896	$22,178	$18,518

(1)	Distributions for the period from January 1, 2015 through March 31, 2015 were based on daily record dates and were calculated at a rate of $0.001901096 per share per day.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2015, we paid and declared distributions of approximately $22.3 million to common stockholders including shares issued pursuant to the DRP, and approximately $5.5 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO, adjusted for redeemable preferred and noncontrolling interest distributions, and MFFO to common stockholders for the three months ended March 31, 2015 of $23.2 million and $22.5 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$673,350	$1,444	$62,943	$379,019	$229,944
Interest on outstanding debt obligations (2)	148,364	15,782	38,449	31,584	62,549
Ground lease obligations	35,155	135	378	396	34,246
Total	$856,869	$17,361	$101,770	$410,999	$326,739

(1)
Amounts include principal payments only. As of March 31, 2015, the total Unsecured Revolver and Unsecured Term Loan balances were $50.0 million and $300.0 million, respectively. The Unsecured Revolver is due on May 8, 2019, assuming the one-year extension is exercised, and the Unsecured Term Loan is due on May 8, 2019. The payments on our mortgage debt do not include the premium of $1.8 million.

(2)
Projected interest payments are based on the outstanding principal amounts at March 31, 2015. Projected interest payments on the Unsecured Revolver and Unsecured Term Loan are based on the interest rate in effect at March 31, 2015.

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of March 31, 2015, our debt consisted of (1) mortgage loans of $325.1 million, of which $108.9 million relates to property-specific mortgages, which include $1.8 million in debt premiums; (2) the Unsecured Revolver of $50.0 million; and (3) the Unsecured Term Loan of $300.0 million. The KeyBank Credit Facility and KeyBank Term Loan were terminated on May 8, 2014 upon our entry into the Unsecured Credit Agreement discussed below.
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
Unsecured Credit Facility
On May 8, 2014, we, through our Operating Partnership, entered into the Unsecured Credit Agreement, in which were provided with the $750.0 million Unsecured Credit Facility, consisting of the $450.0 million Unsecured Revolver and the $300.0 million Unsecured Term Loan.
The Unsecured Credit Facility has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement, or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Unsecured Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Unsecured Revolver and Unsecured Term Loan would have potentially increased by approximately $0.06 million and $0.7 million, respectively, for the three months ended March 31, 2015.
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
TW Telecom Mortgage Debt
In conjunction with the acquisition of the TW Telecom property, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Mutual of Omaha Bank. The TW Telecom Loan has an interest rate based on the LIBO Rate plus 2.45% adjusted on the first banking day of each month. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the TW Telecom Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the TW Telecom Loan would have potentially increased by approximately $0.05 million for the three months ended March 31, 2015.
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
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $0.6 million for the three months ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82.5 million shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75.0 million shares to be offered to the public in our primary offering at an offering price of $10.00 per share (later revised to $10.28 per share) and 7.5 million shares to be offered to investors pursuant to our DRP at $9.50 per share (later revised to approximately $9.77 per share). Our Initial Public Offering was terminated on April 25, 2013. On April 26, 2013, we registered and began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, or approximately $9.77 per share. On April 22, 2014, we announced that we were no longer accepting subscriptions in our Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 (SEC File No. 333-195765) for the registration of $75.0 million in shares for sale pursuant to the DRP Offering. On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. Our equity raise pursuant to the Public Offerings and the DRP Offering as of March 31, 2015 resulted in the following (in thousands, except share amounts):

Common shares issued in our Initial Offering (including shares issued in our DRP)	19,200,570
Common shares issued in our Follow-On Offering (including shares issued in our DRP)	107,144,337
Common shares issued pursuant to our DRP Offering	4,766,084
Common shares redeemed pursuant to our SRP for our Initial and Follow-On Offerings	(481,655)
Total common shares outstanding in our Initial, Follow-On and DRP Offerings	130,629,336

Gross proceeds from our Initial Offering (including our DRP)	$191,523
Gross proceeds from our Follow-On Offering (including our DRP)	1,097,950
Gross proceeds from shares issued pursuant to our DRP Offering	47,615
Total gross proceeds from our Initial, Follow-On and DRP Offerings	1,337,088
Redemption of common shares pursuant to our SRP for the Initial and Follow-On Offerings	(4,746)
Selling commissions and dealer manager fees paid	(123,638)
Reimbursement to our Advisor of O&O costs paid	(5,369)
Net proceeds from our Initial, Follow-On and DRP Offerings	$1,203,335
The net offering proceeds raised in our Initial, Follow-On and DRP Offerings were used primarily to fund:

•	Repayment of mezzanine, bridge, term and credit facility debt of $427.7 million;

•	Acquisition of real property and investment in joint ventures of $681.5 million;

•	Acquisition fees paid to the Advisor of $57.0 million; and

•	Other company and business obligations, including, but not limited to, the payment of a portion of cash distributions to stockholders, of $37.1 million.

(c)
As noted in Note 6, Equity – Share Redemption Program, in the notes to the financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in Note 6.

As of March 31, 2015 and December 31, 2014, $70.6 million and $57.7 million in shares of common stock, respectively, were eligible for redemption, of which $1.8 million and $1.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015, we redeemed 125,756 shares of common stock for approximately $1.2 million at a weighted average price per share of $9.86. Since inception through March 31, 2015, we redeemed 481,655 shares of common stock for approximately $4.7 million at a weighted average price per share of $9.85 pursuant to the SRP. As of March 31, 2015, there were 182,682 shares totaling $1.8 million subject to redemption requests. On April 30, 2015, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.76, with the exception of two redemption requests that will be satisfied on or about May 31, 2015. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended March 31, 2015, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2015	125,756	$9.86	125,756	(1)
February 28, 2015	—	N/A	—	—
March 31, 2015	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 6, Equity, to the consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 13, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)