Form 10-Q
period 2015-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2015-08-13
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2015: 173,891,702 shares of common stock, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$40,913	$68,915
Restricted cash	28,019	41,354
Restricted cash - real estate funds held for exchange	—	10,105
Real estate:
Land	338,326	258,103
Building and improvements	1,775,895	1,221,461
Tenant origination and absorption cost	493,398	379,419
Construction in progress	72,675	35,664
Total real estate	2,680,294	1,894,647
Less: accumulated depreciation and amortization	(149,026)	(107,504)
Total real estate, net	2,531,268	1,787,143
Real estate assets and other assets held for sale, net	18,946	27,192
Investments in unconsolidated entities	61,612	66,249
Intangible assets, net	36,610	24,344
Deferred rent	23,415	17,189
Deferred financing costs, net	11,308	11,791
Other assets, net	15,088	11,165
Total assets	$2,767,179	$2,065,447
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $1,701 and $1,858, respectively	$324,581	$325,696
Unsecured Term Loan	300,000	300,000
Unsecured Revolver	490,100	—
Total debt	1,114,681	625,696
Restricted reserves	25,614	37,653
Accounts payable and other liabilities	53,143	43,731
Distributions payable	5,534	5,083
Due to affiliates	5,302	1,930
Below market leases, net	44,435	40,394
Liabilities of real estate assets held for sale	901	1,011
Total liabilities	1,249,610	755,498
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 6,079,766 and 24,319,066 units eligible towards redemption as of June 30, 2015 and December 31, 2014, respectively	62,500	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2015 and December 31, 2014	12,543	12,543
Common stock subject to redemption	81,130	56,421
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of June 30, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 173,715,536 and 129,763,016 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	1,391	1,326
Additional paid-in capital	1,562,704	1,128,318
Cumulative distributions	(151,057)	(104,429)
Accumulated deficit	(66,578)	(51,285)
Accumulated other comprehensive loss	(554)	(423)
Total stockholders’ equity	1,345,906	973,507
Noncontrolling interests	15,490	17,478
Total equity	1,361,396	990,985
Total liabilities and equity	$2,767,179	$2,065,447
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rental income	$49,633	$38,149	$94,348	$77,618
Property expense recoveries	11,930	9,136	22,428	17,659
Total revenue	61,563	47,285	116,776	95,277
Expenses:
Asset management fees to affiliates	4,273	2,941	8,060	5,463
Property management fees to affiliates	1,590	1,328	3,064	2,540
Property management fees to non-affiliates	54	—	54	—
Property operating expense	8,172	6,910	15,071	13,773
Property tax expense	7,857	5,782	14,735	11,006
Acquisition fees and expenses to non-affiliates	441	2,171	845	2,886
Acquisition fees and expenses to affiliates	20,291	10,180	22,271	16,915
General and administrative expenses	1,934	1,979	3,058	3,194
Depreciation and amortization	22,418	16,892	41,883	32,099
Total expenses	67,030	48,183	109,041	87,876
Income (loss) from operations	(5,467)	(898)	7,735	7,401
Other income (expense):
Interest expense	(6,392)	(7,292)	(11,820)	(12,864)
Interest income	558	193	664	193
Income (loss) from investment in unconsolidated entities	(354)	7	(746)	20
Gain from sale of depreciable operating property	—	—	3,613	—
Net loss	(11,655)	(7,990)	(554)	(5,250)
Distributions to redeemable preferred unit holders	(2,904)	(4,740)	(7,591)	(9,427)
Preferred units redemption premium	(7,429)	—	(7,429)	—
Less: Net loss attributable to noncontrolling interests	668	441	458	554
Net loss attributable to controlling interest	(21,320)	(12,289)	(15,116)	(14,123)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(89)	(177)	(175)
Net loss attributable to common stockholders	$(21,409)	$(12,378)	$(15,293)	$(14,298)
Net loss attributable to common stockholders per share, basic and diluted	$(0.15)	$(0.10)	$(0.11)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	140,825,261	122,833,322	135,495,479	96,130,980
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(11,655)	$(7,990)	$(554)	$(5,250)
Other comprehensive loss:
Equity in other comprehensive income (loss) of unconsolidated joint venture	287	—	(131)
Total comprehensive loss	(11,368)	(7,990)	(685)	(5,250)
Distributions to redeemable preferred unit holders	(2,904)	(4,740)	(7,591)	(9,427)
Preferred units redemption premium	(7,429)	—	(7,429)	—
Less: Net loss attributable to noncontrolling interests	668	441	458	554
Comprehensive loss attributable to controlling interests	(21,033)	(12,289)	(15,247)	(14,123)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(89)	(177)	(175)
Comprehensive loss attributable to common stockholders	$(21,122)	$(12,378)	$(15,424)	$(14,298)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Stock-based compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—	—	(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)			—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,448	—	—	—	433,490	—	433,490
Stock-based compensation	667	—	5	—	—	—	5	—	5
Offering costs	—	—	(54)	—	—	—	(54)	—	(54)
Distributions to common stockholders	—	—	—	(20,677)	—	—	(20,677)	—	(20,677)
Issuance of shares for distribution reinvestment plan	2,495,323	26	25,925	(25,951)	—	—	—	—	—
Repurchase of common stock	(308,438)	(3)	(3,022)	—	—	—	(3,025)	—	(3,025)
Additions to common stock subject to redemption	—	—	(25,951)	—	—	—	(25,951)	—	(25,951)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,524)	(1,524)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs on redemption of preferred units	—	—	4,035	—	—	—	4,035	—	4,035
Net loss	—	—	—	—	(15,293)	(131)	(15,424)	(458)	(15,882)
BALANCE June 30, 2015	173,715,536	$1,391	$1,562,704	$(151,057)	$(66,578)	$(554)	$1,345,906	$15,490	$1,361,396
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net loss	$(554)	$(5,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	17,490	12,305
Amortization of leasing costs and intangibles, including ground leasehold interests	24,393	19,794
Amortization of above and below market leases, net	(1,055)	785
Amortization of deferred financing costs	1,142	2,704
Amortization of debt premium	(157)	(101)
Deferred rent	(6,436)	(5,066)
Termination fee revenue receivable from tenant, net	—	(6,446)
Gain from sale of depreciable operating property	(3,613)	—
(Income) loss from investment in unconsolidated entities	746	(20)
Stock-based compensation	5	105
Change in operating assets and liabilities:
Other assets	(1,549)	5,122
Rent collections received in restricted cash collateral account	(2,660)	494
Operating reserves	(1,826)	2,703
Reserves for tenant improvements	5,782	(2,407)
Accounts payable and other liabilities	(2,263)	3,057
Due to affiliates, net	3,360	(1,311)
Net cash provided by operating activities	32,805	26,468
Investing Activities:
Acquisition of properties, net	(143,000)	(539,957)
Cash assumed from the Signature Office REIT merger	8,557	—
Proceeds from disposition of properties	11,809	—
Real estate acquisition deposits	—	4,100
Real estate funds held for exchange	10,105	—
Improvements to real estate	(4,701)	(337)
Payments for construction in progress	(1,400)	(518)
Real estate development, net of unpaid construction costs	(37,921)	(57)
Land acquisition - real estate development	—	(7,544)
Distributions of capital from investment in unconsolidated entities	3,760	52
Net cash used in investing activities	(152,791)	(544,261)
Financing Activities:
Proceeds from borrowings - KeyBank credit facility	—	148,900
Proceeds from borrowings - Mortgage debt	—	110,640
Proceeds from borrowings - Unsecured Term Loan	—	300,000
Proceeds from borrowings - Unsecured Revolver	490,100	—
Principal payoff of secured indebtedness - KeyBank credit facility	—	(193,400)
Principal payoff of secured indebtedness - KeyBank term loan	—	(282,000)
Principal payoff of secured indebtedness - Signature Office REIT Credit Facility	(173,000)	—
Principal amortization payments on secured indebtedness	(958)	(791)
Deferred financing costs	(660)	(6,506)
Financing deposits	—	2,305
Offering costs	(54)	(76,564)
Issuance of common stock, net	—	774,735
Issuance of noncontrolling interests, net	—	1,364
Repurchase of preferred units	(190,894)	—
Repurchase of common stock	(3,025)	(750)
Dividends paid on preferred units subject to redemption	(8,815)	(9,479)
Distributions to noncontrolling interests	(1,717)	(1,684)
Distributions to common stockholders	(18,993)	(12,314)
Net cash provided by financing activities	91,984	754,456
Net (decrease) increase in cash and cash equivalents	(28,002)	236,663
Cash and cash equivalents at the beginning of the period	68,915	10,407
Cash and cash equivalents at the end of the period	$40,913	$247,070
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,817	$9,655
Restricted cash - assumed upon acquisition of real estate assets	$—	$21,500
Supplemental Disclosures of Non-cash Transactions:
Change in fair value of swap agreement	$(131)	$—
Construction in progress costs - real estate development	$(36,630)	$(1,658)
Unpaid construction in progress costs - real estate development	$(1,291)	$1,601
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $0 and $1,799, respectively	$—	$23,843
Non-controlling interest in land development	$—	$7,656
Decrease in distributions payable to noncontrolling interests	$(9)	$(1)
Increase in distributions payable to common stockholders	$1,684	$1,763
Decrease in distributions payable to preferred unit holders	$(1,224)	$(52)
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$89	$175
Common stock issued pursuant to the distribution reinvestment plan	$25,951	$18,789
Common stock issued pursuant to the Signature Office REIT merger	$433,490	$—
Common stock redemptions funded subsequent to period-end	$2,482	$761
Assets and liabilities assumed in conjunction with the Signature Office REIT merger:
Land	$72,614	$—
Building and improvements	$435,651	$—
Tenant origination and absorption cost	$89,424	$—
Above market leases	$14,324	$—
Other assets	$2,477	$—
Unsecured debt	$173,000	$—
Below market leases	$4,913	$—
Accounts payable and other liabilities	$11,644	$—
Equity consideration for the Signature Office REIT merger	$433,490	$—
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On April 25, 2013, the Company terminated its Initial Public Offering, having issued approximately 19,200,570 shares of the Company’s common stock for gross proceeds of approximately $191.5 million, including shares issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97.2 million shares at $10.28 per share in the primary offering (the “Primary Follow-On Offering” and together with the Primary Public Offering, the “Primary Public Offerings”) and $100 million in shares of common stock, consisting of approximately 10.2 million shares, pursuant to the DRP (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the “Public Offerings”). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as the maximum amount of offering proceeds was expected to have been reached. The Company issued 107,144,337 total shares of the Company’s common stock for gross proceeds of approximately $1.1 billion in the Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, the Company announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. In connection with the DRP Offering, the Company had issued 6,021,352 shares of the Company's common stock for gross proceeds of approximately $60.7 million through June 30, 2015. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
On November 21, 2014, the Company entered into a merger agreement with Signature Office REIT, Inc. ("SOR"). In connection with the merger (the "SOR Merger"), (1) SOR merged into a wholly-owned subsidiary of the Company, and (2)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

each share of common stock of SOR issued and outstanding was converted into 2.04 shares ("Merger Consideration") of the Company's common stock. On June 10, 2015, the Company issued approximately 41.8 million shares of common stock upon the consummation of the SOR Merger. The assets and liabilities of SOR are included in the Company's consolidated financial statements as of the closing date, June 10, 2015. See Note 3, Real Estate, for further discussion.
As of June 30, 2015, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering. There were 173,715,536 shares outstanding at June 30, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of June 30, 2015 and December 31, 2014, the Company had issued $83.6 million and $57.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $2.5 million and $1.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 6, Equity — Share Redemption Program. Since inception and through June 30, 2015, the Company had redeemed 664,337 shares of common stock for approximately $6.5 million pursuant to the share redemption plan.
Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager was responsible for marketing the Company’s shares offered during the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2015, the Company owned approximately 94% of the limited partnership units of the Operating Partnership (approximately 97% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 4% of the limited partnership units were owned by third parties, of which approximately 3% represented a preferred unit investment as discussed in Note 6, Equity. No common limited partnership units of the Operating Partnership have been redeemed during the six months ended June 30, 2015 and year ended December 31, 2014. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2015.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership, including a consolidated VIE (see Note 4, Investments), and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of June 30, 2015 and December 31, 2014.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of June 30, 2015 and December 31, 2014, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $28.0 million and $41.4 million, respectively. The balance as of June 30, 2015 includes $1.9 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage loan, $21.1 million designated for deferred maintenance and re-leasing costs, $2.2 million of taxes and insurance reserves to be applied to future amounts incurred, and $2.8 million in rent received from the GE Aviation property, which was to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners property. On July 21, 2015, the Company acquired the DreamWorks property (see Note 10, Subsequent Events), which replaced the GE Aviation property in the exchange, thus, releasing any restrictions on the GE Aviation rent receipts.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended June 30, 2015 and 2014 totaled $20.7 million and $12.4 million, respectively, and for the six months ended June 30, 2015 and 2014 totaled $23.1 million and $19.8 million, respectively.
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Depreciation expense for buildings and improvements for the three months ended June 30, 2015 and 2014 was approximately $9.5 million and $6.7 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $17.5 million and $12.3 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the three months ended June 30, 2015 and 2014 was approximately $12.9 million and $10.2 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $24.3 million and $19.7 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
Assets Held for Sale
The Company will account for properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC Topic 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.
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
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property held for sale ceases to be depreciated. As of June 30, 2015, one property owned by the Company met the criteria to be classified as held for sale and was included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08 as it did not meet the prerequisite requirements to be classified as discontinued operations. See Note 3, Real Estate.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2015 and December 31, 2014, the Company did not record any impairment charges related to its real estate assets or intangible assets.
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The Company recognized deferred rent from tenants of $3.2 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $23.4 million and $17.2 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2014, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability. Tenant reimbursement reconciliations were also performed during the six months ended June 30, 2015, which resulted in an additional $0.5 million in net over collections. The combined net over collection of $0.8 million has been, and will continue to be, refunded to the tenant either by a credit to contractual rent payments or as a disbursement from operating cash flow.
Organizational and Offering Costs
Organizational and offering costs of the Primary Public Offerings were paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company, which were reimbursed from the proceeds of the Public Offerings at the estimated rate. Organizational and offering costs consist of all expenses (other than sales commissions and dealer manager fees) paid by the Company in connection with the Public Offerings, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing-related costs and expenses, such as salaries and direct expenses of employees of the Advisor and its

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.
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
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	Balance as of June 30, 2015	Balance as of December 31, 2014
Cumulative offering costs - Private and Public Offerings	$130,607	$130,553
Cumulative organizational costs - Private and Public Offerings	$812	$811
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three and six months ended June 30, 2015 was approximately $0.6 million and $1.1 million, respectively. Amortization expense for the three and six months ended June 30, 2014 was $2.0 million and $2.7 million, respectively, including approximately $1.8 million of write-offs related to the refinancing through the AIG Loan on January 24, 2014 and the Company's previously existing KeyBank credit facility and KeyBank term loan, which were both terminated in conjunction with the execution of the Unsecured Credit Facility (May 2014) on May 8, 2014. As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $11.3 million and $11.8 million, respectively.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of a $5.4 million termination fee, as a result of the lease termination with World Kitchen, LLC, the former tenant at the Will Partners property, on January 24, 2014. Prepaid expenses, which are capitalized as other assets, will be expensed as incurred. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred Leasing Costs, net of the Deferred Leasing costs related the College Park property, which was classified as real estate held for sale in the prior year, totaled $2.7 million as of June 30, 2015 and December 31, 2014.
Noncontrolling Interests

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The future shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted, subject to the vesting period. One-third of the shares of restricted stock, or 667 shares, for each of the Company's independent directors, vested during the three months ended June 30, 2015. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
Upon re-election of each independent director at the June 16, 2015 annual stockholders' meeting, the Company granted 1,000 shares of restricted common stock to each of the independent directors. The fair value of such issuance was estimated at $10.40 per share, the then most recent price paid to acquire a share of the Company's common stock related to the DRP Offering. Immediately upon granting the restricted common shares, the Company measured and began recognizing director compensation expense, subject to the same vesting period discussed above.
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2015 and December 31, 2014, including the Unsecured Term Loan (May 2014) and Unsecured Revolver (May 2014), both of which originated under the Unsecured Credit Agreement (May 2014), as discussed in Note 5, Debt, and the TW Telecom Loan. The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2015 and year ended December 31, 2014.

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield	$20,460	$19,467	$20,994	$19,638
Emporia Partners	4,178	3,933	4,434	4,108
LTI	32,053	31,764	32,742	32,128
TransDigm	6,599	6,504	6,748	6,576
Ace Hardware	25,589	23,472	26,424	23,648
Midland Mortgage loan	103,098	105,600	105,155	105,600
AIG Loan	118,143	110,640	122,062	110,640

(1)
The carrying value of the LTI, TransDigm, and Ace Hardware mortgage debt does not include the debt premium of $1.7 million and $1.9 million as of June 30, 2015 and December 31, 2014, respectively. See Note 5, Debt, for details.

Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2015, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2015, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended June 30, 2015. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
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
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 raises the threshold for disposals of components of an entity to qualify as discontinued operations. Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity's operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. ASU No. 2014-08 eliminates this criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. The Company elected to early adopt the provisions in ASU No. 2014-08 as of December 31, 2014. As a result, the Company presented the results of operations for the College Park property, which was classified as held for sale as of December 31, 2014 and subsequently sold on February 20, 2015, in continuing operations on the consolidated statements of operations, as such disposal does not represent a strategic shift in the Company's operations. The Company expects the adoption of ASU No. 2014-08 to result in fewer real estate sales qualifying as discontinued operations reported in its consolidated financial statements and accompanying notes.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which if the proposed deferral is approved, adoption would be required for annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, and early adoption is prohibited. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840). The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

3.	Real Estate
As of June 30, 2015, the Company’s real estate portfolio consisted of 70 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $2.6 billion, including the allocation of the purchase price to above and below-market lease valuation.
2015 Acquisitions and SOR Merger
During the six months ended June 30, 2015, the Company acquired 2 properties from unaffiliated third parties. The aggregate purchase price of the acquisitions was $143.0 million.
As previously discussed in Note 1, the SOR Merger closed on June 10, 2015, and as part of the SOR Merger, the Company assumed 15 buildings located on 13 properties in 8 states, comprising a total of approximately 2.6 million square feet. The properties assumed in the SOR Merger have been allocated a combined preliminary value of $607.1 million.
A summary of the preliminary fair value of the assets and liabilities assumed on June 10, 2015 in exchange for approximately 41.8 million shares is shown in the table below:

Cash assumed	$8,557
Land	72,614
Building and improvements	435,651
Tenant origination and absorption cost	89,424
Above market leases	14,324
Other assets	2,477
Total assets	$623,047

Unsecured debt (1)	$173,000
Below market leases	4,913
Accounts payable and other liabilities	11,644
Total liabilities	189,557
Equity consideration for SOR Merger	433,490
Total liabilities and equity	$623,047

(1)	The unsecured debt was terminated simultaneously with the closing of the SOR Merger with borrowings from the Company's Unsecured Credit Facility (May 2014).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The aggregate value of the 15 properties related to the acquisitions and SOR Merger was $750.1 million as shown below:

Property	Location	Tenant/Major Lessee	Acquisition/Merger Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Unsecured Credit Facility (May 2014)		Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3)
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	$66,000		409,800	$1,980	$50,000	(2)	2020	$4,879
Westgate III	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000		225,500	2,310	76,100	(2)	2026	4,863
Lisle	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	(4)	94,400	(4)	(5)		2021	1,469
Bloomingdale	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	6,500	(4)	71,100	(4)	(5)		2018	1,277
Columbia	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	(4)	200,600	(4)	(5)		2019	4,333
Denver	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	(4)	182,900	(4)	(5)		2017	3,861
Columbus	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	(4)	164,600	(4)	(5)		2022	2,254
Miramar	Miramar, FL	Humana Medical Plan Inc.	6/10/2015	25,000	(4)	96,400	(4)	(5)		2017	1,855
Irving Carpenter	Irving, TX	NEC Corporation of America	6/10/2015	23,500	(4)	119,600	(4)	(5)		2026	210
Frisco	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,800	(4)	284,200	(4)	(5)		2017	4,313
Houston Westway II	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	(4)	242,400	(4)	(5)		2022	5,649
Houston Westway I	Houston, TX	Cameron Solutions	6/10/2015	37,700	(4)	144,000	(4)	(5)		2018	2,918
Atlanta Perimeter	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	(4)	583,500	(4)	(5)		2023	7,514
Herndon	Herndon, VA	Time Warner Cable Southeast, LLC	6/10/2015	87,300	(4)	268,200	(4)	(5)		2019	7,315
Deerfield	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	(4)	171,500	(4)	(5)		2017	3,309
				$750,100		3,258,700	$4,290	$126,100			$56,019

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)	Represents borrowings from the Unsecured Revolver (May 2014) discussed in Note 5, Debt. The remaining purchase price was funded with net proceeds raised in the Follow-On Offering.

(3)	Net rent represents contractual rental payments pursuant to the lease terms for the 12 month-period subsequent to June 30, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

(4)
Represents a property assumed through the SOR Merger. Purchase price represents purchase price allocations based on preliminary real estate value of $607.1 million. In conjunction with the SOR Merger on June 10, 2015, the Advisor received acquisition fees equal to 2.5%, or approximately $15.2 million, of the preliminary real estate value of $607.1 million. In addition, the Advisor also received actual expense reimbursements of $2.8 million, which was included in due to affiliates on the accompanying consolidated balance sheets as of June 30, 2015 and paid on July 14, 2015.

(5)
In connection with the SOR Merger on June 10, 2015, the Company, through the Operating Partnership, borrowed $173.0 million from the Unsecured Revolver to repay the outstanding SOR debt, as discussed in Note 5, Debt.

The following summarizes the purchase price allocation of the 2015 acquisitions and SOR Merger:

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Total
GE Aviation	$4,400	$52,211	$9,470	$(81)	$66,000
Westgate III (1)	3,209	60,852	15,085	(2,146)	$77,000
Total acquisitions	$7,609	$113,063	$24,555	$(2,227)	$143,000
Lisle (1)	2,791	11,201	4,996	512	$19,500
Bloomingdale (1)	936	4,289	395	880	$6,500
Columbia (1)	6,989	42,690	4,185	4,266	$58,130
Denver (1)	9,948	22,714	1,174	1,164	$35,000
Columbus (1)	3,044	14,462	8,020	2,074	$27,600
Miramar (1)	4,561	18,507	1,797	135	$25,000
Irving Carpenter (1)	1,842	19,479	2,573	(394)	$23,500
Frisco (1)	8,314	47,738	4,136	(388)	$59,800
Houston Westway II (1)	4,092	69,627	8,914	(133)	$82,500
Houston Westway I (1)	6,677	28,316	2,240	467	$37,700
Atlanta Perimeter (1)	9,410	59,968	36,264	(3,972)	$101,670
Herndon (1)	9,667	66,303	7,794	3,536	$87,300
Deerfield (1)	4,343	30,357	6,936	1,264	$42,900
Total SOR Merger	$72,614	$435,651	$89,424	$9,411	$607,100
Total acquisitions and SOR Merger	$80,223	$548,714	$113,979	$7,184	$750,100

(1)	As of June 30, 2015, the purchase price allocation for the Westgate III property and properties assumed through the SOR Merger had not been finalized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2015 had been included in operations as of January 1, 2014. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$75,235	$67,888	$150,950	$136,552
Net income	$11,425	$7,428	$28,682	$20,955
Net income attributable to noncontrolling interests	$27	$70	$340	$357
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(89)	$(89)	$(177)	$(175)
Net income attributable to common stockholders (1)	$976	$2,529	$13,145	$10,996
Net income attributable to common stockholders per share, basic and diluted	$0.01	$0.02	$0.07	$0.08

(1)	Amount is net of net income attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2015 to 2030, are shown in the table below:

Remaining 2015	$112,486
2016	231,367
2017	225,876
2018	211,449
2019	182,681
Thereafter	748,882
Total	$1,712,741

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to June 30, 2015, pursuant to the respective in-place leases, was greater than 5% as of June 30, 2015.
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2015, by state, based on the respective in-place leases, is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
Texas	$25,934	8	12.7%
Illinois	21,140	9	10.4
Ohio	20,998	8	10.4
Georgia	19,803	4	9.7
California	19,758	6	9.7
Colorado	18,147	6	8.9
Arizona	12,349	4	6.1
New Jersey	11,082	3	5.4
All others (1)	54,225	22	26.7
Total	$203,436	70	100.0%
(1)     All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2015, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$60,824	26	29.9%
Finance & Insurance	51,817	28	25.5
Information (2)	31,296	10	15.4
Professional, Scientific & Technical Services (3)	22,742	7	11.2
All others (4)	36,757	20	18.0
Total	$203,436	91	100.0%

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2015	$532	2	35,500	0.3%
2016	249	2	21,800	0.1%
2017	17,048	9	932,600	8.4%
2018	22,050	10	2,445,600	10.8%
2019	29,504	10	1,786,500	14.5%
2020	19,621	10	1,771,900	9.6%
2021	10,933	6	1,077,500	5.4%
2022	20,780	10	1,513,300	10.2%
2023	15,698	6	1,157,800	7.7%
2024	20,288	10	1,503,000	10.0%
2025	20,073	8	1,479,700	9.9%
2026	12,003	5	747,100	5.9%
2027	1,898	1	81,600	0.9%
2029	6,416	1	249,400	3.2%
2030	6,343	1	430,000	3.1%
Vacant	—	—	700,200	—%
Total	$203,436	91	15,933,500	100.0%
Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
 On January 24, 2014, after World Kitchen, LLC ("World Kitchen"), the tenant at the Will Partners property in Monee, Illinois, vacated such property, the Company agreed to and executed a termination agreement with World Kitchen in which World Kitchen agreed to pay the Company a termination fee of $7.125 million, which is included in rental income on the consolidated statements of operations for the year ended December 31, 2014, and a restoration amount of approximately $0.5 million. The Company financed the termination fee, net of certain adjustments and the initial payment, for a total of $6.7 million at 5.5% over an approximate 5.5 year term, with payments made quarterly in arrears. As of June 30, 2015, $1.3 million had been collected resulting in a net balance of $5.4 million. In return, the Company released World Kitchen, LLC from any and all obligations under the lease in place. During the year ended December 31, 2014, and as a result of the termination, the Company wrote off approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.3 million of deferred rent.
Tenant security deposits as of June 30, 2015 and December 31, 2014, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.9 million and $0.3 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables, which the Company deemed to be fully collectible, totaled $0.2 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of June 30, 2015, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Sale of College Park Property
On February 20, 2015, the Company sold the College Park property located in Indianapolis, Indiana for total proceeds of $14.3 million, less closing costs and other closing credits of approximately $2.5 million. The carrying value of the College Park property on the closing date was approximately $8.2 million, which was comprised of $6.4 million of real estate assets, net, $0.8 million of deferred rent, and $1.0 million of other leasing costs, such as leasing commissions. Upon the sale of the College Park property, the Company recognized a gain of $3.6 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.1 million, in accordance with the Advisory Agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the College Park property were deposited with a qualified intermediary. The funds were subsequently released upon the Company's acquisition of the GE Aviation property.
Asset Held for Sale
On April 13, 2015, the Company received an unsolicited offer to purchase the Will Partners property located in Monee, Illinois, and thus, entered into a purchase and sale agreement, which was amended on May 13, 2015 and further amended and reinstated on July 20, 2015. The Company classified the Will Partners property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of June 30, 2015. In addition, the Will Partners property is included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08 as it did not meet the prerequisite requirements to be classified as discontinued operations. On August 7, 2015, the Company sold the Will Partners property for total proceeds of $22.0 million, less closing costs and other closing credits. See Note 10, Subsequent Events.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of the six months ended June 30, 2015 and year ended December 31, 2014:

	Balance as of June 30, 2015	Balance as of December 31, 2014
Restricted Cash	$848	$847
Real estate:
Land	1,494	2,231
Building	18,654	23,920
Tenant origination and absorption costs	—	1,397
Construction in Progress	174	258
Total real estate	20,322	27,806
Less: accumulated depreciation and amortization	(2,367)	(3,182)
Total real estate, net	17,955	24,624
Deferred Rent	—	565
Other Assets	143	1,156
Total Assets	$18,946	$27,192

Accounts Payable and Other Liabilities	$453	$550
Due to Affiliates	12	25
Restricted Reserves	436	436
Total Liabilities	$901	$1,011

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The following is a summary of the income (loss) included in the Company's income from continuing operations for the three and six months ended June 30, 2015 and 2014, from assets classified as held for sale subsequent to the Company's adoption of the new ASU, which includes both the Will Partners and College Park properties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$523	$838	$896	$7,805
Operating expenses	(350)	(779)	(903)	(1,447)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	173	59	(7)	6,358
Depreciation and amortization expense	(117)	(451)	(235)	(1,136)
Interest expense	—	(71)	—	(107)
Income (loss) from assets classified as "held for sale," not qualifying as discontinued operations	$56	$(463)	$(242)	$5,115
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles related to the College Park and Eagle Rock properties as of June 30, 2015 and December 31, 2014, respectively. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option pursuant to the lease.

	Balance as of June 30, 2015	Balance as of December 31, 2014
In-place lease valuation (above market)	$41,426	$27,102
In-place lease valuation (above market) - accumulated amortization	(7,030)	(4,986)
In-place lease valuation (above market), net	34,396	22,116
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(40)	(26)
Ground leasehold interest (below market), net	2,214	2,228
Intangible assets, net	$36,610	$24,344
In-place lease valuation (below market)	$(55,588)	$(48,448)
In-place lease valuation (below market) - accumulated amortization	11,153	8,054
In-place lease valuation (below market), net	$(44,435)	$(40,394)
Tenant origination and absorption cost	$493,398	$379,419
Tenant origination and absorption cost - accumulated amortization	(86,266)	(61,999)
Tenant origination and absorption cost, net	$407,132	$317,420
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.8 years and 7.9 years as of June 30, 2015 and December 31, 2014, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

	Amortization (income) expense for the six months ended June 30,
	2015	2014
In-place lease valuation	$(1,055)	$785
Tenant origination and absorption cost	$24,267	$19,745
Ground leasehold amortization (below market)	$14	$13
Other leasing costs amortization	$112	$36
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2015 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2015	$(234)	$31,007	$14	$139
2016	$(830)	$61,818	$27	$286
2017	$(709)	$58,077	$27	$286
2018	$(1,136)	$51,876	$27	$286
2019	$(2,974)	$44,658	$27	$286
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

Description	Balance as of December 31, 2014	Additions	Deductions	Balance as of June 30, 2015
Tenant improvement reserves (1)	$37,533	$52	$(16,948)	$20,637
Midland Mortgage loan repairs reserves (2)	453	—	—	453
Real estate tax reserve (Emporia Partners and TW Telecom) (3)	1,074	655	—	1,729
Property insurance reserve (Emporia Partners) (3)	251	251	—	502
Restricted deposits	20	—	—	20
Midland Mortgage loan restricted lockbox (4)	2,023	1,853	(2,023)	1,853
Restricted rent receipts (5)	—	2,825	—	2,825
Total	$41,354	$5,636	$(18,971)	$28,019

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(2)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013, whereby certain properties became collateral for the Midland Mortgage loan.

(3)	Addition represents monthly funding of real estate taxes and insurance by the tenant during the current period.

(4)
As part of the terms of the Midland Mortgage loan, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

(5)
Additions represent rent and prepaid rent received from the GE Aviation property from March through July, which was to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners property. On July 21, 2015, the Company acquired the DreamWorks property (see Note 10, Subsequent Events), which replaced the GE Aviation property in the exchange, thus, releasing any restrictions on the GE Aviation rent receipts.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

4.	Investments
Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consisted of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST . The initial exchange right, which may be exercised at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership. The secondary exchange right, which may not be exercised until at least five years after the date of the agreement, allows each investor to either exchange its interest in the DST for units in the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership, such exchange will be dilutive to the existing limited partnership unit holders. As of June 30, 2015, the Company had begun the process of exercising its initial exchange right to acquire additional beneficial interests in the DST.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Public Offering. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property consists of approximately 132,300 square feet. The data center consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately seven years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or $0.1 million, of other comprehensive loss for the six months ended June 30, 2015.
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
As of June 30, 2015, the balance of the investments totaled $61.6 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2014	$1,351	$64,898	$66,249
Other comprehensive loss	—	(131)	(131)
Net income (loss)	16	(762)	(746)
Distributions	(43)	(3,717)	(3,760)
Balance June 30, 2015	$1,324	$60,288	$61,612

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Investments in Joint Ventures
Effective June 16, 2014, WRRH Patterson, LLC (an affiliate of Weeks Robinson Properties) and Griffin Capital JVII Patterson, LLC, a wholly-owned SPE of the Operating Partnership, entered into an operating agreement as Managing Member and Investor Member, respectively, for purposes of forming WR Griffin Patterson, LLC ("WR Griffin"). WR Griffin's purpose is to acquire, own, develop, construct, and otherwise invest and manage a development project located in Patterson, California (the "Project") in which a warehouse and distribution facility consisting of approximately 1.5 million square feet will be developed and constructed (the "Restoration Hardware property"). The Restoration Hardware property is leased to Restoration Hardware, Inc. and Restoration Hardware Holdings, Inc. as co-tenants (collectively, "Restoration Hardware") pursuant to a 15-year triple-net lease, obligating Restoration Hardware to all costs and expenses to operate and maintain the property, including certain capital expenditures. The lease term commences upon completion of the project, which is expected to occur in the second half of 2015. The business and affairs of WR Griffin will be managed by the Managing Member. However, all major decisions, as provided in the operating agreement, must be approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest in the purchase and sale agreement has been assigned to the Investor Member in exchange for a mandatory redemption fee. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon completion of the project.
On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC ("Weeks Robinson"), to develop and construct the Restoration Hardware property. On June 20, 2014, the land on which the property will be constructed was purchased by WR Griffin for approximately $15.2 million, including closing costs. The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company, in consolidation with the joint venture, included the following amounts on its consolidated balance sheet as of June 30, 2015 and December 31, 2014:

	Balance as of June 30, 2015	Balance as of December 31, 2014
Cash on hand	$10	$6,985
Other assets	2,260	—
Construction in progress - paid by the joint venture	71,369	34,739
Construction in progress - paid by the Company	2	70
Construction in progress - capitalized interest	930	—
Leasing commissions	375	375
Land	15,185	15,185
Construction in progress payable	(12,132)	(13,423)
Noncontrolling interest	(7,656)	(7,656)
Total investment	$70,343	$36,275

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

5.	Debt
As of June 30, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	Balance as of June 30, 2015	Balance as of December 31, 2014	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,467	$19,638	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	3,933	4,108	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	31,764	32,128	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	57	102	—		—	—
TransDigm Mortgage Loan	6,504	6,576	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	49	75	—		—	—
Ace Hardware Mortgage Loan	23,472	23,648	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,595	1,681	—		—	—
Midland Mortgage Loan	105,600	105,600	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640	110,640	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom Loan	21,500	21,500	LIBO Rate + 2.45%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	324,581	325,696
Unsecured Term Loan	300,000	300,000	LIBO Rate + 1.45%	(2)	Interest Only	May 2019
Unsecured Revolver	490,100	—	LIBO Rate + 1.50%	(2)	Interest Only	May 2019	(3)
Total	$1,114,681	$625,696

(1)	The weighted average interest rate as of June 30, 2015 was 2.6% for the Company’s fixed-rate and variable-rate debt combined and approximately 5.0% for the Company’s fixed-rate debt only.

(2)	The LIBO Rate as of June 30, 2015 was 0.19%.

(3)
The Unsecured Revolver (May 2014), per the Unsecured Credit Agreement (May 2014), as discussed below, allows for a one-year extension. Maturity date assumes the one-year extension is exercised. However, the Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, as the Company entered into the Unsecured Credit Facility (July 2015). See Note 10, Subsequent Events.

AIG Loan
On January 24, 2014, the Company, through five SPEs wholly owned by the Operating Partnership, entered into various loan agreements (the “AIG Loan Documents”) with National Union Fire Insurance Company and The Variable Annuity Life Insurance Company of Pittsburgh, Pa. (collectively, the “Lenders”), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of $110.64 million (the “AIG Loan”). The funds were utilized to refinance five of the properties previously serving as security for the KeyBank credit facility. The AIG Loan is secured by cross-collateralized and cross-

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

defaulted first mortgage liens or first lien deeds of trust and second mortgage liens or second lien deeds of trust on the Verizon, Avnet, Northrop, Schlumberger, and UTC properties. The AIG Loan has a term of 15 years, maturing on February 1, 2029. The AIG Loan bears interest at a fixed rate of 4.96% and requires monthly payments of interest only for the first three years and fixed monthly payments based on a 360-month amortization period of principal and interest thereafter.
Unsecured Credit Facility (May 2014)
On May 8, 2014, the Company, through the Operating Partnership, entered into an unsecured credit agreement (the "Unsecured Credit Agreement (May 2014)") co-led by KeyBank National Association ("KeyBank") and Bank of America, N.A. ("Bank of America") with KeyBank as administrative agent and Bank of America as syndication agent, along with a syndicate of lenders. Pursuant to the Unsecured Credit Agreement (May 2014), the Company was provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility (May 2014)"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver (May 2014)") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan (May 2014)"). The Unsecured Credit Facility (May 2014) could be increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver (May 2014), the Unsecured Term Loan (May 2014) or a combination of both. On June 9, 2015, the Company, through the Operating Partnership, exercised its right under the credit agreement and increased the Unsecured Revolver (May 2014) to $500.0 million. The Unsecured Revolver (May 2014) had an initial term of four years, maturing on May 8, 2018 and could be extended for a one-year period if certain conditions were met. The Unsecured Term Loan (May 2014) had a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement (May 2014) was limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement (May 2014).
The Unsecured Revolver (May 2014) and Unsecured Term Loan (May 2014) both had an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement (May 2014), or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement (May 2014). The Base Rate was calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (May 2014) were interest only and were due on the first day of each quarter.
In connection with the acquisitions and SOR Merger during the six months ended June 30, 2015, the Company, through the Operating Partnership, made draws totaling $126.1 million and $173.0 million, respectively, under the Unsecured Revolver (May 2014). In addition, the Company, through the Operating Partnership, also made a draw of $191.0 million under the Unsecured Revolver (May 2014) to satisfy the redemption of 75% of the Preferred Units, plus 1.81% of the Liquidation Preference, which had been outstanding for 18 months (see Note 6, Equity). As of June 30, 2015, there was an outstanding balance of $300.0 million and $490.1 million on the Unsecured Term Loan (May 2014) and Unsecured Revolver (May 2014), respectively.
The Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, and the Company entered into the Unsecured Credit Facility (July 2015). See Note 10, Subsequent Events.
Debt Covenant Compliance
Pursuant to the terms of the Midland Mortgage loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in therein), of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.
Pursuant to the terms of the AIG Loan, the Operating Partnership is required to maintain (1) a minimum debt service coverage ratio, as defined in the loan agreement, for the secured properties of 1.60x; (2) a maximum loan-to-value ratio of 60%; (3) minimum annual base rent of $14.75 million; and (4) minimum net worth of $110.6 million.
Pursuant to the terms of the Unsecured Credit Facility (May 2014), the Operating Partnership, in consolidation with the Company, was subject to certain loan compliance covenants including, but not limited to (as defined in the Unsecured Credit Agreement (May 2014)), (1) a maximum consolidated leverage ratio (60% or 65% for two consecutive quarters following a material acquisition); (2) a minimum fixed charges coverage ratio (1.5 to 1); (3) a minimum tangible net worth of at least $861,987,871 plus 75% of the net proceeds generated by any common or preferred share issuances plus 75% of units issued in connection with the contribution of any properties; (4) a maximum secured debt ratio (40%); (5) a maximum secured recourse debt ratio (5%); (6) a maximum unhedged variable rate debt (30%); (7) a maximum payout ratio of 95% of distribution to core funds from operations, as defined in the Unsecured Credit Agreement (May 2014); (8) minimum unencumbered asset pool

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

DSCR (1.35 to 1); and (9) maximum unencumbered asset pool leverage ratio (60% or 65% for two consecutive quarters following a material acquisition).
Pursuant to the terms of the TW Telecom Loan, the Operating Partnership is required to maintain a minimum debt service coverage ratio, as defined in the loan agreement, for the property 1.60x beginning with the quarter ended December 31, 2014.
The Company was in compliance with all debt covenants as of June 30, 2015.
The following summarizes the future principal repayments of all loans as of June 30, 2015 per the loan terms discussed above:

	June 30, 2015
2015	$974
2016	39,745	(1)
2017	23,198	(2)
2018	5,347
2019	813,772	(3)
Thereafter	229,944	(4)
Total principal	1,112,980
Unamortized debt premium	1,701
Total	$1,114,681
(1)    Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of $0.1 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)
Amount includes payment of the balance of the TW Telecom Loan and the Unsecured Term Loan (May 2014), both of which mature in 2019, as well as the balance of the Unsecured Revolver (May 2014) which matures in 2019, assuming the one-year extension is exercised. However, the Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, as the Company entered into the Unsecured Credit Facility (July 2015). See Note 10, Subsequent Events.

(4)	Amount includes payment of the balances of:

•	the Midland Mortgage loan and Emporia Partners Mortgage Loan, both of which mature in 2023,

•	the Ace Hardware Mortgage Loan, which matures in 2024, and

•	the AIG Loan, which matures in 2029.
Principal repayments on the Ace Hardware Mortgage Loan do not include the unamortized valuation premium of $1.6 million.

6.    Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, a portfolio of 18 properties, the Operating Partnership entered into a purchase agreement with an affiliate (the “Preferred Equity Investor”) of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the “Preferred Units”) of the Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions calculated as follows:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; and (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. Pursuant to the terms of the purchase agreement, on May 14, 2015, the Company, through the Operating Partnership, exercised its right to redeem 75% of the outstanding Preferred Units. The Company recognized a redemption charge of $7.4 million to net income during the three months ended June 30, 2015, including the write-off of original issuance costs of approximately $4.0 million related to the Preferred Units. There were 6,079,766 Series A Cumulative Exchangeable Preferred Units outstanding at June 30, 2015. The Operating Partnership intends to redeem the remaining 25% of the Preferred Units on October 31, 2015, pursuant to the purchase agreement.
Pursuant to the terms of the purchase agreement with Starwood, the Operating Partnership, in consolidation with the Company, is subject to certain covenants including, but not limited to, covenants that limit the Operating Partnership’s discretion in utilizing cash flows and require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and redemptions of the Company's shares. In addition, the covenants require (1) a maximum Senior Loan-to-Value Ratio on the Company's aggregate property portfolio of 54% during the 12 month period following the date the Preferred Units were issued and 50% thereafter; and (2) a minimum Debt Yield of at least 13.5%. After the 24th month, the Preferred Equity Investor may cause the Operating Partnership to begin redeeming the investment if certain covenants are not met, as defined in the underlying agreements. Should an event of default occur, or the investment remains outstanding on the 60th month, the Preferred Equity Investor will have the right to appoint a majority to the board of directors of the Company. In addition, the Preferred Equity Investor will have the right to convert any amount of the limited partnership units to preferred stock of the Company. The Company caused certain amended documents to be placed into escrow that could become effective upon an event of default or the investment remains outstanding on the 60th month, at the Preferred Equity Investor's discretion. The Company was in compliance with all of the covenants as of June 30, 2015.
Common Equity
As of June 30, 2015, the Company had received aggregate gross offering proceeds of approximately $1.3 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offering, as discussed in Note 1, Organization. There were 173,715,536 shares outstanding at June 30, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan (DRP)
As of June 30, 2015 and December 31, 2014, $83.6 million and $57.7 million in shares, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offering, of which $2.5 million and $1.2 million in redemptions payable subsequent to quarter end, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. See Note 1, Organization.
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception through June 30, 2015, the Company had redeemed 664,337 shares of common stock for approximately $6.5 million at a weighted average price per share of $9.83 pursuant to the SRP. As of June 30, 2015, there were 253,581 shares totaling $2.5 million subject to redemption requests. On July 31, 2015, the Company satisfied all of the eligible redemption requests at a weighted average price per share of $9.79, with the exception of one redemption request that was satisfied on August 7, 2015. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of June 30, 2015, noncontrolling interests were approximately 2% of total shares outstanding and approximately 3% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the six months ended June 30, 2015 and the year ended December 31, 2014.
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

the company includes the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements as shown in Note 4, Investments.
The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning balance	$17,478	$19,736
Contribution/issuance of noncontrolling interests	—	1,504
Distributions to noncontrolling interests	(1,524)	(3,050)
Allocated distributions to noncontrolling interests subject to redemption	(6)	(14)
Net loss	(458)	(698)
Ending balance	$15,490	$17,478

7.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2015 and December 31, 2014:

	Year Ended December 31, 2014	Six Months Ended June 30, 2015
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$22,271	$19,267	$3,004
Operating expenses	202	305	353	154
Asset management fees	1,233	7,977	7,619	1,591
Property management fees	495	3,040	3,025	510
Disposition fees	—	133	133	—
Costs advanced by the Advisor	—	43	—	43
Dealer Manager fees	—	—	—	—
Total, net of real estate assets held for sale	$1,930	$33,769	$30,397	$5,302
Asset management fees related to real estate held for sale	21	83	92	12
Property management fees related to real estate held for sale	4	24	28	—
Total	$1,955	$33,876	$30,517	$5,314
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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

the Public Offerings, organizational and offering costs did not exceed the limitations for organizational and offering costs the Advisor is subject to, as discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.
Management Compensation
The following table summarizes the compensation and fees the Company has paid or may pay to the Advisor, the Property Manager, the Sponsor and other affiliates, including amounts to reimburse costs for providing services.

Type of Compensation (Recipient)	Determination of Amount
Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement the Advisor receives acquisition fees equal to 2.5%, and reimbursement for actual acquisition related expenses incurred by the Advisor of up to 0.50% of the contract purchase price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred on the Company's behalf, including certain payroll costs for acquisition-related efforts by the Advisor's personnel, as defined in the agreements. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of the Company's properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Approximately $0.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.3 million and $0.5 million, respectively, for the six months ended June 30, 2015 and 2014, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
June 30, 2015
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), a publicly-registered, non-traded REIT that focuses on business essential office and industrial properties, Griffin-American Healthcare REIT III, Inc. ("GAHR III"), also a publicly-registered, non-traded REIT, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Sponsor, Advisor, and Property Manager and their key personnel and their respective affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if certain investment opportunities should be recommended to the Company or another program sponsored or co-sponsored by the Sponsor; and (3) influence of the fee structure under the Advisory Agreement and the distribution structure under the Operating Partnership Agreement that could result in actions not necessarily in the long-term best interest of the Company’s stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among the Company and GCEAR II, which is based on the following factors:

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
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, related to the ground lease. As of June 30, 2015, the remaining required payments under the terms of the ground lease are as follows:

June 30, 2015
Remaining 2015	$90
2016	180
2017	198
2018	198
2019	198
Thereafter	34,246
Total	$35,110
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

9.	Declaration of Distributions
During the quarter ended June 30, 2015, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2015 through June 30, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On June 16, 2015, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2015 through September 30, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

10.    Subsequent Events
Offering Status
As of August 11, 2015, the Company had issued approximately 6,451,100 shares of the Company’s common stock pursuant to the DRP Offering for approximately $65.1 million.
Unsecured Credit Facility (July 2015)
On July 20, 2015, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), the Company was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after the Company has received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and the Company has elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with the Company's quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter.
In addition, the Company, through the Operating Partnership, executed three interest rate swap contracts to hedge the variable cash flows associated with a portion of the Company's existing LIBOR-based variable debt. The first interest rate swap contract was effective on July 9, 2015 for a notional amount of $425.0 million at a fixed rate of 1.687% for five years. The second interest rate swap contract will become effective on January 1, 2016, with a notional amount of $300.0 million at a fixed rate of 1.320% for three years. The third interest rate swap contract will become effective on July 1, 2016, with a notional amount of $100.0 million at a fixed rate of 1.495% for two years. The applicable borrowing margin will be added to the fixed pay rates noted above to calculate the all-in interest rate on the hedged component of the debt.
At closing, the Company's existing $800.0 million Unsecured Credit Facility (May 2014) with KeyBank was retired in full.
Acquisition of DreamWorks Property
On July 21, 2015, the Company, through the Operating Partnership, acquired a five-building office campus located in Glendale, California (the "DreamWorks property"). The DreamWorks property is leased in its entirety pursuant to an absolute

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

triple net lease to DreamWorks Animation SKG, Inc. On the acquisition date, the remaining term of the lease was approximately 20 years.
The purchase price of the DreamWorks property was $215.0 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with cash on hand and draws of $45.0 million and $160.0 million from the Revolver Loan (July 2015) and Term Loan (July 2015), respectively, both of which are discussed above.
Sale of Will Partners Property
On August 7, 2015, the Company sold the Will Partners property located in Monee, Illinois, for total proceeds of $22.0 million, less closing costs and other closing credits. The carrying value of the Will Partners property on the closing date was approximately $18.0 million, which was primarily comprised of real estate assets, net. Upon the sale of the property, the Company recognized a gain of approximately $3.3 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.2 million, in accordance with the Advisory Agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary. The Will Partners property was classified as real estate held for sale on the consolidated balance sheets as of June 30, 2015.
Pending Acquisition of Griffin Capital (Highway 94) Investors, DST
The Company's Sponsor also sponsored Griffin Capital (Highway 94) Investors, DST ("Highway 94"), which was sold in a private placement to accredited investors. The Highway 94 private placement memorandum provides the Operating Partnership with the option to acquire the interests held by individual investors in exchange for cash or Operating Partnership units. The Operating Partnership has notified the investors of its intent to acquire such interests, which is scheduled to close in the third or fourth quarter of 2015. The Highway 94 property is a 660,000 square foot manufacturing facility located in Jefferson City, Missouri, and leased in its entirety to ABB Inc., which lease terminates on August 31, 2024.

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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with our DRP Offering, we had issued 6,021,352 shares of our common stock for gross proceeds of approximately $60.7 million through June 30, 2015. As of June 30, 2015, we redeemed 664,337 shares of common stock for approximately $6.5 million at a weighted average price per share of $9.83.
On November 21, 2014, we entered into a merger agreement with Signature Office REIT, Inc. ("SOR"). In connection with the merger (the "SOR Merger"), (1) SOR merged into a wholly-owned subsidiary of the Company, and (2) each share of common stock of SOR issued and outstanding was converted into 2.04 shares of our common stock. On June 10, 2015, we issued approximately 41.8 million shares of common stock upon the consummation of the SOR Merger. The assets and liabilities of SOR are included in our consolidated financial statements as of the closing date, June 10, 2015. See Note 3, Real Estate, to the consolidated financial statements for further discussion.

As of June 30, 2015, we owned a fee simple interest, except as discussed in footnote 6 below, in 70 properties, as shown in the table below, encompassing approximately 15.9 million rentable square feet (dollar amounts shown in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corporation	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,587
Will Partners (3)	Monee, IL	Vacant	6/4/2010	26,305	700,200	N/A	N/A	Manufacturing/ Distribution	N/A	—
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	916
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2022	699
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000	328,700	100%	100%	Office/ Flex Facility	2022	4,437
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,300
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	2,946
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,174
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,395
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,327
Northrop	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,218
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,376
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,029
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,112
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,647

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,747
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,261
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,492
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	94%	100%	Office	2018	4,899
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	60%	100%	Office	2019	3,010
General Electric (4)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,379
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,445
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,177
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,221
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,468
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,402
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2020	1,244
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	100%	100%	Office	2019	2,224
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	99%	Office	2026	6,288
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,338
Comcast (Northpointe Corporate Center I)	Lynnwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,816
Northpointe Corporate Center II	Lynnwood, WA	Intermec Technologies Corporation	11/5/2013	7,175	70,400	100%	100%	Office	2024	1,030
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,838
Farmers (4)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,100	100%	100%	Industrial	2018	6,076

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Digital Globe (5)	Westminster, CO	Digital Globe, Inc.	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,343
Waste Management (6)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,800	100%	100%	Office	2023	1,979
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,275
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,416
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,128
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	100%	100%	Office	2020	6,232
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,459
Parallon	Largo, FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,210
Level 3 (7)	Lone Tree, CO	Level 3 Communications, Inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,956
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	100%	100%	Office	2024	1,085
Mason I	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	100%	100%	Office	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	100%	100%	Office	2025	2,692
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	66,000	409,800	100%	100%	Office	2020	4,879
Westgate III (8)	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000	225,500	100%	100%	Office	2026	4,863
Lisle (8)	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	94,400	100%	100%	Office	2021	1,469
Bloomingdale (8)	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	6,500	71,100	98%	98%	Office	2018	1,277
Columbia (8)	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	200,600	84%	85%	Office	2019	4,333
Denver (8)	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	182,900	100%	100%	Office	2017	3,861
Columbus (8)	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	164,600	100%	100%	Office	2022	2,254
Miramar (8)	Miramar, FL	Humana Medical Plan Inc.	6/10/2015	25,000	96,400	100%	100%	Office	2017	1,855

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Irving Carpenter (8)	Irving, TX	NEC Corporation of America	6/10/2015	23,500	119,600	100%	100%	Office	2026	210
Frisco (8)	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,800	284,200	90%	97%	Office	2017	4,313
Houston Westway II (8)	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	242,400	77%	100%	Office	2022	5,649
Houston Westway I (8)	Houston, TX	Cameron Solutions	6/10/2015	37,700	144,000	89%	100%	Office	2018	2,918
Atlanta Perimeter (8)	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	583,500	86%	94%	Office	2023	7,514
Herndon (8)	Herndon, VA	Time Warner Cable Southeast, LLC	6/10/2015	87,300	268,200	100%	100%	Office	2019	7,315
Deerfield (8)	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	171,500	50%	100%	Office	2017	3,309
Total real estate portfolio				$2,597,446	15,933,500					$203,436
Investment in unconsolidated joint venture (9)	Ashburn, VA	A social media company and a financial services company	9/9/2014	148,400	132,300	73%	100%	Data Center	2020	14,035
Total				$2,745,846	16,065,800					$217,471
(1)    The portfolio is approximately 94% and 95% occupied and leased, respectively, based on total square feet.

(2)
Net rent is based on (1) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (2) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In June 2013, World Kitchen, LLC vacated the Will Partners property and on January 24, 2014, we executed a termination agreement with World Kitchen, LLC as discussed in Note 3, Real Estate, to the consolidated financial statements. As of June 30, 2015, the property was classified as real estate held for sale on the consolidated balance sheets, as the property was placed under contract for sale on July 20, 2015 and closed on August 7, 2015.

(4)
In connection with the acquisition of the General Electric and Farmers properties, we were assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the “PILOT Program”) with the municipalities which own the underlying leased fee estate and subsequently leased the ground to us. The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by us as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to us, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of our leasehold interest. Upon termination of the lease, we have the obligation to purchase the land for a nominal amount. The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the consolidated balance sheets.

(5)	The DigitalGlobe property is leased entirely to the previous owner, Avaya, Inc., through June 2015, immediately after which a lease with DigitalGlobe, Inc. will commence.

(6)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(7)	In October 2014, Level 3 Communications, Inc. announced its acquisition of tw telecom holdings, inc. The property name has been updated to represent the surviving company, Level 3, as noted above.

(8)	As of June 30, 2015, the purchase price allocation for the Westgate III property and properties assumed through the SOR Merger had not been finalized.

(9)
We acquired an 80% ownership interest in a joint venture with Digital Realty Trust for an initial investment of $68.4 million, for which the interest in the joint venture is recorded using the equity method of accounting. The table above reflects the impact of our 80% ownership interest in the acquisition value, and net rental revenue, on our portfolio. See Note 4, Investments, to the consolidated financial statements.

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
Same Store Analysis
Comparison of the Three Months Ended June 30, 2015 and 2014
For the quarter ended June 30, 2015, our "Same Store" portfolio consisted of 44 properties, encompassing approximately 10.6 million square feet and an acquisition value of $1.4 billion. Our "Same Store" portfolio includes properties which were held for a full period for the periods presented. The following table provides a comparative summary of the results of operations for the 44 properties for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$33,976	$33,729	$247	1%
Property expense recoveries	8,213	8,227	(14)	—%
Asset management fees to affiliates	2,596	2,597	(1)	—%
Property management fees to affiliates	1,223	1,208	15	1%
Property operating expense	5,935	6,255	(320)	(5)%
Property tax expense	5,423	5,175	248	5%
Rental Income
The increase in rental income is primarily due to an increase of $0.3 million related to a lease commencement at the Northpointe Corporate Center II property on January 1, 2015.
Property Operating Expense and Property Tax Expense
The decrease in property operating expense is primarily due to an approximately $0.4 million decrease related to certain properties which became self-managed in the prior year.
The increase in property tax expense is due to property reassessments for the current taxable year for the Will Partners, Fox Head, and Waste Management properties, as well as six of the Investment Grade Portfolio properties.
Comparison of the Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, our "Same Store" portfolio consisted of 40 properties, encompassing approximately 8.5 million square feet, with an acquisition value of $1.2 billion. The following table provides a comparative summary of the results of operations for the 40 properties for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$58,271	$57,766	$505	1%
Property expense recoveries	15,624	15,675	(51)	—%
Asset management fees to affiliates	4,347	4,353	(6)	—%
Property management fees to affiliates	2,146	2,119	27	1%
Property operating expense	11,264	12,044	(780)	(6)%
Property tax expense	9,628	9,229	399	4%
Rental Income
The increase in rental income is primarily due to (1) an increase of $0.2 million related to a lease commencement at the One Century Place property in the prior period, for which there were three full months of rent in the prior year compared to six full months in the current period; (2) an increase of $0.6 million related to a lease commencement at the Northpointe Corporate Center II property in the current period; less (3) $0.2 million in base rent not earned in the current period as a result of the World Kitchen, LLC lease termination, which was effective on January 24, 2014. For comparability purposes, the rental income for the six months ended June 30, 2014 excludes $7.125 million of termination income and write-offs of unamortized in-place lease valuation ($0.9 million) and deferred rent asset ($0.3 million) related to the World Kitchen, LLC lease termination, which are included in rental income on the consolidated statements of operations.
Property Operating Expense and Property Tax Expense
The decrease in property operating expense is primarily due to a decrease of $0.6 million related to certain properties which became self-managed in the prior year, offset by a $0.1 million increase related to the Will Partners property.
The increase in property tax expense is a result of property reassessments for the current taxable year for the Fox Head property and nine of the Investment Grade Portfolio properties.
Portfolio Analysis

As of June 30, 2014, we owned 53 properties, and, as shown in the table above, as of June 30, 2015, we owned 70 properties. As of June 30, 2015, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility (May 2014), to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and six months ended June 30, 2015 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time.
Comparison of the Three Months Ended June 30, 2015 and 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$49,633	$38,149	$11,484	30%
Property expense recoveries	11,930	9,136	2,794	31%
Asset management fees to affiliates	4,273	2,941	1,332	45%
Property management fees to affiliates	1,590	1,328	262	20%
Property management fees to non-affiliates	54	—	54	—%
Property operating expense	8,172	6,910	1,262	18%
Property tax expense	7,857	5,782	2,075	36%
Acquisition fees and expenses to non-affiliates	441	2,171	(1,730)	(80)%
Acquisition fees and expenses to affiliates	20,291	10,180	10,111	99%
General and administrative expenses	1,934	1,979	(45)	(2)%
Depreciation and amortization	22,418	16,892	5,526	33%
Interest expense	6,392	7,292	(900)	12%
Rental Income
Rental income for the three months ended June 30, 2015 is comprised of base rent of $45.9 million, adjustments to straight-line contractual rent of $3.2 million and in-place lease valuation amortization, net, of $0.5 million. Rental income for the three months ended June 30, 2015 increased by $11.5 million compared to the same period a year ago primarily as a result of (1) approximately $6.0 million of additional rental income related to the real estate acquired in 2014, after April 1, which includes a full quarter of activity for the three months ended June 30, 2015; (2) $5.8 million of additional rental income related to the properties acquired in the current year; (3) $0.3 million of additional rental income due to a lease commencement at the Northpointe Corporate Center II property in the current year; and (4) approximately $0.3 million in in-place lease valuation amortization; less (5) $0.9 million of decreased rental income due to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance and certain capital expenses (collectively "Recoverable Expenses"), which increased by $2.8 million compared to the same period in the prior year primarily as a result of (1) $0.8 million in property tax recoveries as a result of increases in property tax expense, of which $0.6 million related to properties acquired during the year ended December 31, 2014 and $0.2 million related to the Westgate III property acquired during the current period; and (2) $2.0 million in recoverable property operating expense related to (A) $1.6 million for the properties acquired during the current period; (B) $0.6 million for properties acquired during the year ended December 31, 2014; offset by (C) $0.1 million for properties acquired during the year ended December 31, 2013, primarily as a result of two properties that became self-managed in the prior year; and (D) approximately $0.1 million in net over collections which resulted from tenant reimbursement reconciliations.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three months ended June 30, 2015 and 2014 totaled $5.9 million and $4.3 million, respectively. The total increase of $1.6 million compared to the same period a year ago is primarily a result of (1) $0.8 million and $0.2 million in asset management and property management fees, respectively, related to the acquisitions made during the year ended December 31, 2014 and the investment in an unconsolidated joint venture discussed in

Note 4, Investments, to the consolidated financial statements; and (2) $0.5 million and $0.1 million in asset management and property management fees, respectively, related to the properties acquired during the six months ended June 30, 2015.
Property Operating Expense and Property Tax Expense
Property expenses for the three months ended June 30, 2015 and 2014 totaled $16.0 million and $12.7 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $3.3 million compared to the same period a year ago is primarily a result of (1) $2.1 million in property taxes, of which $1.3 million related to real estate acquired during the year ended December 31, 2014 and $0.8 million related to real estate acquired during the current period; (2) $1.4 million in property operating expenses related to certain real estate for which we paid operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements; (3) $0.2 million in property operating expenses related to certain properties that are leased pursuant to modified gross leases in which we recovered, through estimated monthly recoverable expense reimbursements, any portion of the operating expenses that exceeded the specified operating expenses (base year or expense stop) as set forth in the lease; less (4) $0.4 million in property operating expenses related to certain properties for which it is our responsibility to cover such expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.4 million for the three months ended June 30, 2015, decreased by $1.7 million compared to the three months ended June 30, 2014 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $20.3 million represent the acquisition fees and expense reimbursement earned by our Advisor for the Westgate III property, with an acquisition value of $77.0 million, and the 13 properties assumed through the SOR Merger, with a combined preliminary acquisition value of $607.1 million. In comparison, real estate acquisition fees and expenses to affiliates for the same period in the prior year totaled $10.2 million, which was based on a total acquisition value of $339.3 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended June 30, 2015 consisted of depreciation of building and building improvements of our properties of $9.5 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $12.9 million, which increased $5.5 million as compared to the three months ended June 30, 2014, as a result of additional depreciation and amortization of (1) $3.0 million related to the acquisitions made during the six months ended June 30, 2015; (2) $2.9 million related to the acquisitions made during the year ended December 31, 2014, which includes three full months of activity for the properties acquired subsequent to April 1, 2014 compared to partial months of activity during the three months ended June 30, 2014; and (3) $0.3 million related to improvements at certain properties; less (4) $0.7 million in absorption costs, primarily related to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015 and a lease expiration at the One Century Place property.
Interest Expense
Interest expense for the three months ended June 30, 2015 decreased by $0.9 million compared to the same period in 2014 primarily due to the following: (1) approximately $1.6 million increase in interest expense related to the Unsecured Credit Facility (May 2014); less (2) $0.5 million in interest expense related to the previously existing KeyBank term loan, which was terminated on May 8, 2014; (3) $1.6 million in amortization of deferred financing costs due to write-offs related to the unamortized deferred financing costs associated with the previously existing KeyBank credit facility, which was refinanced through the AIG Loan on January 24, 2014, and the KeyBank term loan which was terminated in conjunction with the execution of the Unsecured Term Loan (May 2014) on May 8, 2014; and (4) $0.4 million of capitalized interest related to the Restoration Hardware real estate development, which is expected to be completed in the second half of 2015.

Comparison of the Six Months Ended June 30, 2015 and 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$94,348	$77,618	$16,730	22%
Property expense recoveries	22,428	17,659	4,769	27%
Asset management fees to affiliates	8,060	5,463	2,597	48%
Property management fees to affiliates	3,064	2,540	524	21%
Property management fees to non-affiliates	54	—	54	—%
Property operating expense	15,071	13,773	1,298	9%
Property tax expense	14,735	11,006	3,729	34%
Acquisition fees and expenses to non-affiliates	845	2,886	(2,041)	(71)%
Acquisition fees and expenses to affiliates	22,271	16,915	5,356	32%
General and administrative expenses	3,058	3,194	(136)	(4)%
Depreciation and amortization	41,883	32,099	9,784	30%
Interest expense	11,820	12,864	(1,044)	8%
Rental Income
Rental income for the six months ended June 30, 2015 is comprised of base rent of $86.9 million, adjustments to straight-line contractual rent of $6.4 million, and in-place lease valuation amortization, net, of approximately $1.0 million. Rental income for the six months ended June 30, 2015 increased by $16.7 million compared to the same period a year ago primarily as a result of (1) $0.7 million of additional rental income related to the real estate acquired during the year ended December 31, 2013, of which $0.6 million is due to a lease commencement at the Northpointe Corporate Center II property in the current period; (2) $16.6 million of additional rental income related to the real estate acquired during the year ended December 31, 2014, which includes a full period of activity for the six months ended June 30, 2015; (3) $6.3 million of additional rental income related to properties acquired in the current period; and (4) $1.8 million in in-place lease valuation amortization; less (5) approximately $7.125 million in termination income related to the World Kitchen, LLC lease termination in the prior period; and (6) $1.7 million of decreased rental income due to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance and certain capital expenses (collectively "Recoverable Expenses"), which increased by $4.8 million compared to the same period in the prior year primarily as a result of (1) $2.0 million in property tax recoveries as a result of increases in property tax expense, of which $1.9 million related to properties acquired during the year ended December 31, 2014; and (2) $2.8 million in recoverable property operating expense related to (A) $1.9 million for properties acquired during the current period; (B) $1.5 million for properties acquired during the year ended December 31, 2014; offset by (C) approximately $0.3 million for properties acquired during the year ended December 31, 2013, primarily as a result of two properties which became self-managed in the prior year; and (D) approximately $0.3 million in net over collections which resulted from tenant reimbursement reconciliations.
Management Fees (Asset and Property)
Asset Management and Property Management fees for the six months ended June 30, 2015 and 2014 totaled $11.2 and $8.0 million, respectively. The total increase of $3.2 million compared to the same period a year ago is primarily the result of (1) approximately $2.1 million and $0.4 million in asset management and property management fees, respectively, related to the acquisitions made during the year ended December 31, 2014; and (2) approximately $0.6 million and $0.1 million in asset management and property management fees, respectively, related to the acquisitions made during the six months ended June 30, 2015.
Property Operating Expense and Property Tax Expense
Property expenses for the six months ended June 30, 2015 and 2014 totaled $29.8 million and $24.8 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $5.0 million compared to the same period a year ago is primarily a result of (1) $3.7 million in property taxes, of which $2.9 million related to real estate acquired during the year ended December 31, 2014 and $0.8 million related to real estate acquired during the current period; (2) $1.6 million in property operating expenses related to certain real estate for which we paid operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements; (3) $0.5 million in property operating expenses related to certain properties that are leased pursuant to modified gross leases in which we recovered, through estimated monthly recoverable expense reimbursements, any portion of the operating expenses that exceeded the specified operating expenses (base year or expense stop) as set forth in the lease; less (4) $0.8 million in property operating expenses related to certain properties for which it is our responsibility to cover such expenses.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.8 million for the six months ended June 30, 2015, decreased by $2.0 million compared to the six months ended June 30, 2014 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $22.3 million represent the acquisition fees and expense reimbursement earned by our Advisor for the GE Aviation and Westgate III properties, with a combined acquisition value of $143.0 million, and the 13 properties assumed through the SOR Merger, with a combined preliminary acquisition value of $607.1 million. In comparison, real estate acquisition fees and expenses to affiliates for the same period in the prior year totaled $16.9 million, which was based on a total acquisition value of $563.8 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2015 consisted of depreciation of building and building improvements of our properties of $17.5 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $24.4 million. The increase of $9.8 million as compared to the six months ended June 30, 2014 is primarily the result of additional depreciation and amortization of (1) $3.4 million related to the acquisitions made during the six months ended June 30, 2015; (2) $7.8 million related to the acquisitions made during the year ended December 31, 2014, which includes six full months of activity compared to partial months of activity during the six months ended June 30, 2014; and (3) $0.3 million related to improvements at certain properties; less (4) $1.8 million in absorption costs related to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and two lease expirations at the One Century Place property.
Interest Expense
Interest expense for the six months ended June 30, 2015 decreased by $1.0 million compared to the same period in 2014 primarily due to the following: (1) a $3.0 million increase in interest expense related to the Unsecured Credit Facility (May 2014); and (2) approximately $1.0 million in mortgage interest expense related to the AIG Loan, the Ace Hardware Mortgage Loan, which was assumed upon acquisition on April 24, 2014, and the TW Telecom Loan, which was entered into upon acquisition on August 1, 2014; less (3) $2.1 million in interest expense related to the KeyBank credit facility and KeyBank term loan, both of which were terminated on May 8, 2014; (4) $1.8 million in amortization of deferred financing costs including $1.7 million of write-offs related to the unamortized deferred financing costs associated with the KeyBank credit facility and the KeyBank term loan, which were terminated in conjunction with the execution of the Unsecured Term Loan (May 2014) on May 8, 2014; and (5) $0.9 million of capitalized interest related to the Restoration Hardware real estate development, which is expected to be completed in the second half of 2015.
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

•
Gain or loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are capitalized as a component of total assets on the consolidated balance sheets and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management will no longer consider the effect of amortization of these financing costs in operating models and also believes that this loss is considered an isolated event not associated with our operations, and therefore, deems this write off to be an exclusion from MFFO.

•
Preferred units redemption premium. Preferred units were issued as a partial source of capital to acquire properties. As a term of the purchase agreement, we paid issuance costs to the investor that were capitalized as a component of equity on the consolidated balance sheets. Further, the purchase agreement allows us to exercise our right to redeem the outstanding preferred units, and, in doing so, we will be obligated to pay a redemption fee. In conjunction with the redemption, GAAP requires us to write off the issuance costs on a proportional basis of the redeemed preferred units to the total amount of preferred units issued. The write off of the issuance costs would be reflected on the statement of operations as a loss due to preferred unit redemptions. Management believes the loss, similar to the extinguishment of debt, is considered an isolated event not associated with our continuing operations, and therefore, deems it an exclusion from MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(11,655)	$(7,990)	(554)	$(5,250)
Adjustments:
Depreciation of building and improvements	9,473	6,654	17,490	12,305
Amortization of leasing costs and intangibles	12,938	10,231	24,379	19,781
Equity interest of depreciation of building and improvements - unconsolidated entities	613	14	1,226	28
Equity interest of amortization of intangible assets - unconsolidated entities	1,200	16	2,400	32
Gain from sale of depreciable operating property	—	—	(3,613)	—
FFO	$12,569	$8,925	$41,328	$26,896
Distributions to redeemable preferred unit holders	(2,904)	(4,740)	(7,591)	(9,427)
Distributions to noncontrolling interests	(858)	(858)	(1,707)	(1,683)
Preferred units redemption premium	(7,429)	—	(7,429)	—
FFO, adjusted for redeemable preferred and noncontrolling interest distributions and preferred units redemption premium	$1,378	$3,327	$24,601	$15,786
Reconciliation of FFO to MFFO:
Adjusted FFO	$1,378	$3,327	$24,601	$15,786
Adjustments:
Acquisition fees and expenses to non-affiliates	441	2,171	845	2,886
Acquisition fees and expenses to affiliates	20,291	10,180	22,271	16,915
Revenues in excess of cash received (straight-line rents)	(3,251)	(2,881)	(6,436)	(5,067)
Amortization of above/(below) market rent	(504)	(150)	(1,055)	785
Amortization of ground leasehold interests (below market)	7	7	14	13
Revenues in excess of cash received (financed termination fee)	—	—	—	(7,125)
Financed termination fee payments received	263	249	523	540
Loss on extinguishment of debt - write-off of deferred financing costs	—	1,755	—	1,755
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(321)	(5)	(667)	(11)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	750	5	1,500	10
Preferred units redemption premium	7,429	—	7,429	—
MFFO to common stockholders	$26,483	$14,658	$49,025	$26,487

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, and distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan (May 2014) and Unsecured Revolver (May 2014), both of which are a component of the Unsecured Credit Facility (May 2014) and property secured mortgage loans discussed below, and other investments, including preferred equity distributions and redemptions pursuant to the purchase agreement with the Preferred Equity Investor as discussed in Note 6, Equity, to the consolidated financial statements. Generally, cash needs for items, other than property acquisitions, will be met from operations. Proceeds raised in our Follow-On Offering have not been fully deployed towards the acquisition of additional properties which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any proceeds from our Follow-On Offering not deployed into certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility (May 2014)
On May 8, 2014, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (May 2014)") with KeyBank National Association ('KeyBank") as administrative agent, Bank of America, N.A. ("Bank of America") as syndication agent and a syndicate of lenders. Pursuant to the Unsecured Credit Agreement (May 2014), we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility (May 2014)"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver (May 2014)") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan (May 2014)"). The Unsecured Credit Facility (May 2014) may be increased by up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver (May 2014), the Unsecured Term Loan (May 2014) or a combination of both. On June 9, 2015, we, through our Operating Partnership, increased the Unsecured Revolver (May 2014) to $500.0 million. The Unsecured Revolver (May 2014) has an initial term of four years, maturing on May 8, 2018 and may be extended for a one-year period if certain conditions are met. The Unsecured Term Loan (May 2014) has a term of five years, maturing on May 8, 2019. Availability under the Unsecured Credit Agreement (May 2014) is limited to the lesser of a (i) specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the Unsecured Credit Agreement (May 2014).
The Unsecured Credit Facility (May 2014) has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement (May 2014), or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement (May 2014). The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (May 2014) are interest only and are due on the first day of each quarter.
The Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015 upon our entry into the Unsecured Credit Facility (July 2015). See Note 10, Subsequent Events, to the consolidated financial statements.
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
The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the “Liquidation Preference”); (ii) 1.81% of the Liquidation Preference; (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. No redemptions had been made as of June 30, 2015. Our Operating Partnership may, however, redeem up to 75% of the Preferred Units after the units have been outstanding for 18 months and the remaining 25% of the outstanding Preferred Units on the 24th month. Pursuant to the terms of the purchase agreement, on May 14, 2015, the Company, through the Operating Partnership, exercised its right to redeem 75% of the outstanding Preferred Units. We recognized a redemption charge of $7.4 million to net income during the three months ended June 30, 2015, including the write-off of original issuance costs of approximately $4.0 million related to the Preferred Units. There were 6,079,766 Series A Cumulative Exchangeable Preferred Units outstanding at June 30, 2015. We intend to redeem the remaining 25% of the Preferred Units on October 31, 2015, pursuant to the purchase agreement.
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
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our DRP Offering, operating cash flows generated from our properties, and draws from our credit facility. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.
Our cash and cash equivalent balances decreased by approximately $28.0 million during the six months ended June 30, 2015 and were used in or provided by the following:

Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the six months ended June 30, 2015 increased to $32.8 million, compared to $26.5 million for the six months ended June 30, 2014. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2015 increased by $13.2 million to $32.0 million, compared to $18.8 million for the six months ended June 30, 2014. The increase is primarily related to the acquisition of 30 properties from January 1, 2014 through June 30, 2015, partially offset by the sale of two non-strategic properties over the same period.
Changes in operating assets and liabilities decreased by $6.8 million from cash provided of approximately $7.6 million for the six months ended June 30, 2014 compared to cash provided of $0.8 million for the six months ended June 30, 2015. The $6.8 million decrease in changes in operating assets and liabilities is primarily related to the following:

•
a $6.7 million increase in the change in other assets mainly due to (1) $2.2 million in the current period for the Restoration Hardware land development related to racking costs billed back to the tenant; (2) $3.2 million related to 2013 equity sales received in the prior year, of which there were none in the current period, and (3) $1.9 million related to a tenant improvement reimbursement for the Atlanta Wildwood property, which was received from the tenant in the prior year; less (4) a $1.4 million decrease in deferred leasing costs, primarily related to a $1.0 million write-off as a result of the College Park property sale in the current period;

•
a $3.2 million increase related to rent collections received in a designated cash collateral account controlled by the lender, pursuant to the loan agreement, as well as the GE Aviation rent, which was to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners property. On July 21, 2015, the Company acquired the DreamWorks property (see Note 10, Subsequent Events, to the consolidated financial statements), which replaced the GE Aviation property in the exchange, thus, releasing any restrictions on the rent receipts;

•
a $4.5 million increase in the change in rent abatement and property tax reserves due to a decrease in rent earned during the period, as a result of fewer tenants with abatements compared to the prior year, and additions made in the current period for the TW Telecom property;

•
an $8.2 million decrease in the change in reserves for tenant improvements due to disbursements made in the current period partially offset by the addition related to the Westgate III property, which was acquired in the current period;

•
a $5.3 million decrease in the change in accounts payable as a result of (1) a $4.9 million decrease in prepaid rent received in the current period; and (2) a $0.9 million decrease due to an increase in property tax payments during the current period, which resulted in a decrease in the change in accrued property taxes; partially offset by (3) a $0.4 million increase related to tenant deposits, primarily as a result of a $0.6 million deposit for the new tenant at the SoftBank property; and

•
a $4.7 million increase in the change in due to affiliates as a result of increases in acquisition expense reimbursements and asset and property management fees and dealer manager fees as there were 15 acquisitions in the current period compared to 11 acquisitions during the same period in the prior year, offset by a decrease in dealer manager fees as there were no equity sales in the current period.

Investing Activities. During the six months ended June 30, 2015, we used $152.8 million in cash for investing activities, compared to $544.3 million used during the same period in 2014. The $391.5 million decrease in changes in cash used in investing activities is related to the following:

•	a $43.1 million increase related to payments for construction-in-progress and tenant improvements; and

•	$4.1 million related to acquisition deposits utilized in the prior period; offset by

•	a $397.0 million decrease as a result of less cash used for acquisitions;

•	a $7.5 million decrease related to the investment in a land development joint venture, of which there was none in the current period;

•	$3.7 million in distributions from the investment in unconsolidated entities primarily related to the Digital Realty joint venture, which was entered into on September 9, 2014;

•	$8.6 million in cash assumed through the SOR Merger;

•
$10.1 million related to the proceeds received from the sale of the Eagle Rock property, as discussed in Note 3, Real Estate, to the consolidated financial statements, which were released to us upon completion of the 1031 exchange in the current period; and

•	$11.8 million related to the sale of the College Park property.
Financing Activities. During the six months ended June 30, 2015, we generated $92.0 million in financing activities, compared to $754.5 million generated during the same period in 2014, a decrease in cash provided by financing activities of $662.5 million. The decrease in cash generated is the net result of a $460.8 million decrease in cash provided by financing activities compared to the prior year and a $201.7 million increase in cash used in financing activities compared to the prior year. For the six months ended June 30, 2015, the $460.8 million decrease is comprised of the following:

•	a $148.9 million decrease in proceeds from borrowings on the KeyBank credit facility of which there were none during the six months ended June 30, 2015;

•	a $110.64 million decrease in proceeds from borrowings on the AIG Loan discussed above, of which there were none during the six months ended June 30, 2015;

•	a $300.0 million decrease in proceeds from borrowings on the Unsecured Term Loan (May 2014) discussed above, of which there were none during the six months ended June 30, 2015;

•
$490.1 million in proceeds from borrowings on the Unsecured Revolver (May 2014), which was drawn upon in connection with the GE Aviation and Westgate III acquisitions made during the current period, the 75% redemption of the Preferred Units discussed above, and the pay-off of the SOR debt simultaneously with the SOR Merger (see below);

•	$193.4 million in prior year principal repayments on the KeyBank credit facility, which was fully paid as of June 30, 2014;

•	$282.0 million in prior year principal repayments on the KeyBank term loan from proceeds from borrowings on the Unsecured Term Loan (May 2014) discussed above;

•	$173.0 million for the pay-off of the debt assumed through the SOR Merger;

•	a $5.8 million decrease in deferred financing costs primarily related to the AIG Loan and Unsecured Term Loan (May 2014), both discussed above;

•	a $76.5 million decrease in offering costs as a result of the termination of the Follow-On Offering in the prior year;

•	a $774.7 million decrease in the issuance of common stock, of which there was none during the six months ended June 30, 2015; and

•	a $1.4 million decrease in the issuance of limited partnership units, of which there was none during the six months ended June 30, 2015.
For the six months ended June 30, 2015, the $201.7 million increase in cash used consists of the following:

•	$190.9 million in preferred unit repurchases

•	$2.3 million in common stock repurchases;

•	$6.7 million in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; and

•	$2.3 million in deposits, primarily related to the AIG Loan discussed above, which were paid in 2013 and applied during the six months ended June 30, 2014; offset by

•	$0.7 million in dividend payments on preferred units as a result of the 75% redemption in the current period.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2015 (dollars in thousands, except share data):

			Distributions Paid (3)
Period	Distributions Declared (1) (4)	Distributions Declared Per Common Share (1)(2)	Cash (4)	Reinvested	Total	Cash Flow from Operating Activities
First Quarter 2015	$27,794	$0.17	$14,819	$12,896	$27,715	$18,518
Second Quarter 2015	$31,526	$0.17	$18,099	$13,055	$31,154	$14,287

(1)	Distributions for the period from January 1, 2015 through June 30, 2015 were based on daily record dates and were calculated at a rate of $0.001901096 per share per day.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions for all record dates of a given month are paid on a monthly basis, on or about the first business day of the following month.

(4)	Includes distributions paid to noncontrolling interests and preferred unit holders.
For the six months ended June 30, 2015, we paid and declared distributions of approximately $46.6 million to common stockholders including shares issued pursuant to the DRP, and approximately $9.3 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO, adjusted for redeemable preferred and noncontrolling interest distributions, and MFFO to common stockholders for the six months ended June 30, 2015 of $24.6 million and $49.0 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019		Thereafter
Outstanding debt obligations (1)	$1,112,980	$974	$62,943	$819,119	(3)	$229,944
Interest on outstanding debt obligations (2)	172,247	13,674	41,811	54,213		62,549
Ground lease obligations	35,110	90	378	396		34,246
Total	$1,320,337	$14,738	$105,132	$873,728		$326,739

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium of $1.7 million.

(2)
Projected interest payments are based on the outstanding principal amounts at June 30, 2015. Projected interest payments on the Unsecured Revolver (May 2014) and Unsecured Term Loan (May 2014) are based on the interest rate in effect at June 30, 2015.

(3)
Amount includes payment of the balance of the TW Telecom Loan and the Unsecured Term Loan (May 2014), both of which mature in 2019, as well as the balance of the Unsecured Revolver (May 2014) which matures in 2019, assuming the one-year extension is exercised. However, the Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, as the Company entered into the Unsecured Credit Facility (July 2015). See Note 10, Subsequent Events, to the consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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

As of June 30, 2015, our debt consisted of (1) long term fixed-rate mortgage loans of $324.6 million, secured by real estate, which include $1.7 million in debt premiums; (2) the Unsecured Revolver (May 2014) of $490.1 million; and (3) the Unsecured Term Loan (May 2014) of $300.0 million.
In the future, we may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates that are lower than our current borrowing cost. In order to mitigate our interest rate risk on certain financial instruments, we may enter into interest rate hedge instruments, such as interest rate swap or cap agreements, and in order to mitigate our risk to foreign currency exposure we may enter into foreign currency hedges. We will not enter into derivative or interest rate transactions for speculative purposes.
Unsecured Credit Facility (May 2014)
On May 8, 2014, we, through our Operating Partnership, entered into the Unsecured Credit Agreement (May 2014), in which were provided with the $750.0 million Unsecured Credit Facility (May 2014), consisting of the $450.0 million Unsecured Revolver (May 2014) and the $300.0 million Unsecured Term Loan (May 2014).
The Unsecured Credit Facility (May 2014) has an interest rate based on the leverage ratio reported with quarterly compliance certificate, as discussed below, and calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the Unsecured Credit Agreement (May 2014), or Base Rate plus the applicable base rate margin, as provided in the Unsecured Credit Agreement (May 2014). The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (May 2014) are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Unsecured Credit Facility (May 2014) is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Unsecured Revolver (May 2014) and Unsecured Term Loan (May 2014) would have potentially increased by approximately $0.7 million and $1.5 million, respectively, for the six months ended June 30, 2015.
AIG Loan
In conjunction with the refinancing of certain properties that previously served as security for the KeyBank credit facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the AIG Loan for $110.64 million as discussed in Note 5, Debt, to the consolidated financial statements. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.
Midland Mortgage Loan
In conjunction with the refinancing of certain properties that previously served as security for the KeyBank credit facility, certain property-owning SPEs wholly-owned by our Operating Partnership, entered into the Midland Mortgage Loan for $105.6 million. As this is fixed-rate debt, an increase in current interest rates of 1.00% would have no impact on our future earnings or cash flows.
TW Telecom Mortgage Debt
In conjunction with the acquisition of the TW Telecom property, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Mutual of Omaha Bank. The TW Telecom Loan has an interest rate based on the LIBO Rate plus 2.45% adjusted on the first banking day of each month. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the TW Telecom Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the TW Telecom Loan would have potentially increased by approximately $0.1 million for the six months ended June 30, 2015.
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
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $1.0 million for the six months ended June 30, 2015.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82.5 million shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75.0 million shares to be offered to the public in our primary offering at an offering price of $10.00 per share (later revised to $10.28 per share) and 7.5 million shares to be offered to investors pursuant to our DRP at $9.50 per share (later revised to approximately $9.77 per share). Our Initial Public Offering was terminated on April 25, 2013. On April 26, 2013, we registered and began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, or approximately $9.77 per share. On April 22, 2014, we announced that we were no longer accepting subscriptions in our Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 (SEC File No. 333-195765) for the registration of $75.0 million in shares for sale pursuant to the DRP Offering. On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. The DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. Our equity raise pursuant to the Public Offerings and the DRP Offering as of June 30, 2015 resulted in the following (in thousands, except share amounts):

Common shares issued in our Initial Offering (including shares issued in our DRP)	19,200,570
Common shares issued in our Follow-On Offering (including shares issued in our DRP)	107,144,337
Common shares issued pursuant to our DRP Offering	6,021,352
Common shares redeemed pursuant to our SRP for our Initial and Follow-On Offerings	(664,337)
Total common shares outstanding in our Initial, Follow-On and DRP Offerings	131,701,922

Gross proceeds from our Initial Offering (including our DRP)	$191,523
Gross proceeds from our Follow-On Offering (including our DRP)	1,097,950
Gross proceeds from shares issued pursuant to our DRP Offering	60,669
Total gross proceeds from our Initial, Follow-On and DRP Offerings	1,350,142
Redemption of common shares pursuant to our SRP for the Initial and Follow-On Offerings	(6,532)
Selling commissions and dealer manager fees paid	(123,638)
Reimbursement to our Advisor of O&O costs paid	(5,369)
Net proceeds from our Initial, Follow-On and DRP Offerings	$1,214,603
The net offering proceeds raised in our Initial, Follow-On and DRP Offerings were used primarily to fund:

•	Repayment of mezzanine, bridge, term and credit facility debt of $410.4 million;

•	Payment of deferred financing costs of $18.0 million;

•	Acquisition of real property and investment in joint ventures of $705.0 million;

•	Acquisition fees paid to the Advisor of $74.2 million; and

•	Other company and business obligations, including, but not limited to, the payment of a portion of cash distributions to stockholders, of $7.0 million.

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

As of June 30, 2015 and December 31, 2014, $83.6 million and $57.7 million in shares of common stock, respectively, were eligible for redemption, of which $2.5 million and $1.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015, we redeemed 308,438 shares of common stock for approximately $3.0 million at a weighted average price per share of $9.81. Since inception through June 30, 2015, we redeemed 664,337 shares of common stock for approximately $6.5 million at a weighted average price per share of

$9.83 pursuant to the SRP. As of June 30, 2015, there were 253,581 shares totaling $2.5 million subject to redemption requests. On July 31, 2015, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.79, with the exception of one redemption request that was satisfied on August 7, 2015. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended June 30, 2015, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2015	175,902	$9.76	175,902	(1)
May 31, 2015	6,780	10.28	6,780	(1)
June 30, 2015	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 6, Equity, to the consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2015, Commission File No. 000-54377
10.2	DreamWorks Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.3	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.4	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.5	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.6	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.7	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 13, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)