Form 10-Q
period 2015-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2015-11-10
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2015: 174,335,711 shares of common stock, net of 845,051 shares subject to redemption as of September 30, 2015, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$28,222	$68,915
Restricted cash	19,720	40,752
Restricted cash - real estate funds held for exchange	21,153	10,105
Real estate:
Land	355,833	250,078
Building and improvements	1,957,461	1,178,751
Tenant origination and absorption cost	515,970	359,416
Construction in progress	967	35,650
Total real estate	2,830,231	1,823,895
Less: accumulated depreciation and amortization	(178,770)	(102,883)
Total real estate, net	2,651,461	1,721,012
Real estate assets and other assets held for sale, net	68,504	96,862
Investments in unconsolidated entities	58,682	66,249
Intangible assets, net	36,491	23,621
Deferred rent	26,007	15,619
Deferred financing costs, net	13,554	11,791
Real estate acquisition deposits	3,000	—
Other assets, net	16,795	10,521
Total assets	$2,943,589	$2,065,447
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $1,623 and $1,858, respectively	$323,955	$325,696
Unsecured Term Loan (May 2014)	—	300,000
Term Loan (July 2015)	640,000	—
Revolver Loan (July 2015)	353,225	—
Total debt	1,317,180	625,696
Restricted reserves	11,965	37,050
Interest rate swap liability	14,664	—
Accounts payable and other liabilities	61,109	41,518
Distributions payable	6,275	5,083
Due to affiliates	5,317	1,851
Below market leases, net	45,634	40,394
Liabilities of real estate assets held for sale	2,576	3,906
Total liabilities	1,464,720	755,498
Commitments and contingencies (Note 10)
Preferred units subject to redemption, 6,079,766 and 24,319,066 units eligible towards redemption as of September 30, 2015 and December 31, 2014, respectively	63,631	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2015 and December 31, 2014	23,016	12,543
Common stock subject to redemption	88,517	56,421
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding as of September 30, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 174,750,370 and 129,763,016 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	1,392	1,326
Additional paid-in capital	1,549,837	1,128,318
Cumulative distributions	(181,487)	(104,429)
Accumulated deficit	(65,034)	(51,285)
Accumulated other comprehensive loss	(15,324)	(423)
Total stockholders’ equity	1,289,384	973,507
Noncontrolling interests	14,321	17,478
Total equity	1,303,705	990,985
Total liabilities and equity	$2,943,589	$2,065,447

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rental income	$65,885	$42,659	$160,233	$120,277
Property expense recoveries	16,964	9,972	39,392	27,631
Total revenue	82,849	52,631	199,625	147,908
Expenses:
Asset management fees to affiliates	5,448	3,382	13,508	8,845
Property management fees to affiliates	2,265	1,446	5,383	3,986
Property operating expense	10,971	8,465	26,042	22,238
Property tax expense	9,813	6,665	24,548	17,671
Acquisition fees and expenses to non-affiliates	288	596	1,133	3,482
Acquisition fees and expenses to affiliates	6,206	5,742	28,477	22,657
General and administrative expenses	1,858	998	4,916	4,192
Depreciation and amortization	34,638	19,005	76,521	51,104
Total expenses	71,487	46,299	180,528	134,175
Income from operations	11,362	6,332	19,097	13,733
Other income (expense):
Interest expense	(11,186)	(5,840)	(23,006)	(18,704)
Other income	145	86	809	279
Loss from investment in unconsolidated entities	(431)	(197)	(1,177)	(177)
Gain from sale of depreciable operating property	4,115	—	7,728	—
Net income (loss)	4,005	381	3,451	(4,869)
Distributions to redeemable preferred unit holders	(1,198)	(4,792)	(8,789)	(14,219)
Preferred units redemption premium	(1,131)	—	(8,560)	—
Less: Net (income) loss attributable to noncontrolling interests	(41)	147	417	701
Net income (loss) attributable to controlling interest	1,635	(4,264)	(13,481)	(18,387)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(91)	(90)	(268)	(265)
Net income (loss) attributable to common stockholders	$1,544	$(4,354)	$(13,749)	$(18,652)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.01	$(0.03)	$(0.09)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	173,987,254	127,701,177	148,467,065	106,770,021
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$4,005	$381	$3,451	$(4,869)
Other comprehensive loss:
Equity in other comprehensive loss of unconsolidated joint venture	(539)	—	(670)	—
Change in fair value of swap agreement	(14,664)	—	(14,664)	—
Total comprehensive (loss) income	(11,198)	381	(11,883)	(4,869)
Distributions to redeemable preferred unit holders	(1,198)	(4,792)	(8,789)	(14,219)
Preferred units redemption premium	(1,131)	—	(8,560)	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(91)	(90)	(268)	(265)
Less: other comprehensive loss attributable to noncontrolling interests	336	147	850	701
Comprehensive loss attributable to common stockholders	$(13,282)	$(4,354)	$(28,650)	$(18,652)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Stock-based compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—	—	(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)			—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,448	—	—	—	433,490	—	433,490
Adjustments to redemption value of redeemable noncontrolling interest	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	9	—	—	—	9	—	9
Offering costs	—	—	(54)	—	—	—	(54)	—	(54)
Distributions to common stockholders	—	—	—	(37,804)	—	—	(37,804)	—	(37,804)
Issuance of shares for distribution reinvestment plan	3,774,469	27	39,227	(39,254)	—	—	—	—	—
Repurchase of common stock	(552,750)	(3)	(5,419)	—	—	—	(5,422)	—	(5,422)
Additions to common stock subject to redemption	—	—	(39,254)	—	—	—	(39,254)	—	(39,254)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,299)	(2,299)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(8)	(8)
Write-off of offering costs on redemption of preferred units	—	—	4,035	—	—	—	4,035	—	4,035
Net loss	—	—	—	—	(13,749)		(13,749)	(417)	(14,166)
Other comprehensive loss	—	—	—	—		(14,901)	(14,901)	(433)	(15,334)
BALANCE September 30, 2015	174,750,370	$1,392	$1,549,837	$(181,487)	$(65,034)	$(15,324)	$1,289,384	$14,321	$1,303,705
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income (loss)	$3,451	$(4,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and building improvements	30,106	19,880
Amortization of leasing costs and intangibles, including ground leasehold interests	46,415	31,224
Amortization of above and below market leases, net	(2,147)	233
Amortization of deferred financing costs	3,132	3,273
Amortization of debt premium	(235)	(179)
Deferred rent	(11,368)	(8,119)
Termination fee revenue receivable from tenant, net	—	(6,193)
Gain from sale of depreciable operating property	(7,728)	—
Loss from investment in unconsolidated entities	1,177	177
Stock-based compensation	9	106
Change in operating assets and liabilities:
Other assets	(4,221)	3,766
Rent collections received in restricted cash collateral account	(3,912)	470
Operating reserves	(1,862)	1,995
Reserves for tenant improvements	3,361	(495)
Accounts payable and other liabilities	7,031	7,187
Due to affiliates, net	996	(1,189)
Net cash provided by operating activities	64,205	47,267
Investing Activities:
Acquisition of properties, net	(356,811)	(582,957)
Cash assumed from the Signature Office REIT merger	8,557	—
Proceeds from disposition of properties	34,878	—
Real estate acquisition deposits	(3,000)	2,600
Real estate funds held for exchange	(11,048)	—
Improvements to real estate	(6,156)	(713)
Payments for construction in progress	(2,090)	(2,115)
Real estate development, net of unpaid construction costs	(44,425)	(4,876)
Land acquisition - real estate development	—	(7,544)
Investment in unconsolidated joint venture	—	(68,424)
Distributions of capital from investment in unconsolidated entities	5,720	78
Net cash used in investing activities	(374,375)	(663,951)
Financing Activities:
Proceeds from borrowings - KeyBank credit facility	—	151,000
Proceeds from borrowings - Mortgage debt	—	132,140
Proceeds from borrowings - Unsecured Term Loan (May 2014)	—	300,000
Proceeds from borrowings - Unsecured Revolver (May 2014)	490,100	—
Proceeds from borrowings - Term Loan (July 2015)	640,000	—
Proceeds from borrowings - Revolver Loan (July 2015)	353,225	—
Principal payoff of secured indebtedness - KeyBank credit facility	—	(195,500)
Principal payoff of secured indebtedness - KeyBank term loan	—	(282,000)
Principal payoff of secured indebtedness - Unsecured Term Loan (May 2014)	(300,000)	—
Principal payoff of secured indebtedness - Unsecured Revolver (May 2014)	(490,100)	—
Principal payoff of secured indebtedness - Signature Office REIT Credit Facility	(173,000)	—
Principal amortization payments on secured indebtedness	(1,506)	(1,238)
Deferred financing costs	(4,895)	(6,688)
Financing deposits	—	2,325
Offering costs	(54)	(76,610)
Issuance of common stock, net	—	774,723
Issuance of noncontrolling interests, net	—	1,363
Repurchase of preferred units	(190,894)	—
Repurchase of common stock	(5,422)	(1,501)
Distributions paid on preferred units subject to redemption	(10,013)	(14,271)
Distributions to noncontrolling interests	(2,585)	(2,552)
Distributions to common stockholders	(35,379)	(21,600)
Net cash provided by financing activities	269,477	759,591
Net (decrease) increase in cash and cash equivalents	(40,693)	142,907
Cash and cash equivalents at the beginning of the period	68,915	10,407
Cash and cash equivalents at the end of the period	$28,222	$153,314
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,566	$14,342
Restricted cash - assumed upon acquisition of real estate assets	$—	$21,500
Supplemental Disclosures of Non-cash Transactions:
Change in fair value of interest rate swap agreements	$(15,334)	$—
Construction in progress costs - real estate development	$(37,331)	$(14,603)
Unpaid construction in progress costs - real estate development	$(7,094)	$9,727
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $0 and $1,799, respectively	$—	$23,843
Non-controlling interest in land development	$—	$7,656
Decrease in distributions payable to noncontrolling interests	$(9)	$(1)
Increase in distributions payable to common stockholders	$2,425	$1,790
Decrease in distributions payable to preferred unit holders	$(1,224)	$(52)
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$268	$265
Common stock issued pursuant to the distribution reinvestment plan	$39,254	$31,808
Common stock redemptions funded subsequent to period-end	$8,397	$1,059
Assets and liabilities assumed in conjunction with the Signature Office REIT merger:
Land	$71,530	$—
Building and improvements	$436,348	$—
Tenant origination and absorption cost	$89,358	$—
Above market leases	$16,860	$—
Other assets	$2,477	$—
Unsecured debt	$173,000	$—
Below market leases	$6,996	$—
Accounts payable and other liabilities	$11,644	$—
Equity consideration for the Signature Office REIT merger	$433,490	$—
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Griffin Capital Corporation, a California corporation (the “Sponsor”), has sponsored the Company’s Public Offerings. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor as the trustee of the trust entity that is the sole shareholder of the Sponsor.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the “Advisor”), was formed on August 27, 2008. Griffin Capital Asset Management Company, LLC (“GAMCO”) is the sole member of the Advisor, and is indirectly owned by the Sponsor. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the “Advisory Agreement”), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company’s board of directors.
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (the “Private Offering”), which included shares for sale pursuant to the distribution reinvestment plan (“DRP”). On November 6, 2009, the Company's registration statement was declared effective by the Securities and Exchange Commission, and the Company began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the “Primary Public Offering”) and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the “Initial Public Offering”) and terminated the Private Offering.
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
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On December 15, 2014, the Company announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering filed on May 7, 2014. In connection with the DRP Offerings, the Company had issued 7,300,499 shares of the Company's common stock for gross proceeds of approximately $74.0 million through September 30, 2015. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
As of September 30, 2015, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 174,750,370 shares outstanding at September 30, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan. As of September 30, 2015 and December 31, 2014, the Company had issued $96.9 million and $57.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions payable totaling approximately $8.4 million and $1.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 8, Equity — Share Redemption Program. Since inception and through September 30, 2015, the Company had redeemed 908,649 shares of common stock for approximately $8.9 million pursuant to the share redemption plan.
On October 22, 2015, the Company's board of directors approved an estimated value per share of the Company's common stock of $10.40based on the estimated value of the Company's assets less the estimated value of the Company's liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2015. See Note 12, Subsequent Events, for further discussion.
Griffin Capital Securities, Inc. (the “Dealer Manager”) is an affiliate of the Sponsor, and on November 1, 2013 became a wholly-owned subsidiary of the Sponsor. The Dealer Manager was responsible for marketing the Company’s shares offered during the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2015, the Company owned approximately 94% of the limited partnership units of the Operating Partnership (approximately 97% of the common units), and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 4% of the limited partnership units were owned by third parties, of which approximately 3% represented a preferred unit investment as discussed in Note 8, Equity. No common limited partnership units of the Operating Partnership have been redeemed during the nine months ended September 30, 2015 and year ended December 31, 2014. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the “TRS”) formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2015.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership, including a consolidated VIE (see Note 4, Investments), and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. See Assets Held for Sale in Note 3, Real Estate.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of September 30, 2015 and December 31, 2014.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of September 30, 2015 and December 31, 2014, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $19.7 million and $40.8 million, respectively. The balance as of September 30, 2015 includes $2.6 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage loan, $11.5 million designated for deferred maintenance and re-leasing costs, $2.2 million of taxes and insurance reserves to be applied to future amounts incurred, and $3.3 million in rent received from the DreamWorks property, which is to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners property and the pending sale of the One Century Place property. As of September 30, 2015, the One Century Place property was classified as held for sale on the Company's consolidated balance sheets.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended September 30, 2015 and 2014 totaled $6.5 million and $6.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $29.6 million and $26.1 million, respectively.
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
Depreciation expense for buildings and improvements for the three months ended September 30, 2015 and 2014 was approximately $12.6 million and $7.6 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $30.1 million and $19.9 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the three months ended September 30, 2015 and 2014 was approximately $22.0 million and $11.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $46.4 million and $31.2 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Assets Held for Sale
The Company accounts for properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC Topic 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.
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
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property held for sale ceases to be depreciated. As of September 30, 2015, one property owned by the Company met the criteria to be classified as held for sale and was included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations. See Note 3, Real Estate.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of September 30, 2015 and December 31, 2014, the Company did not record any impairment charges related to its real estate assets or intangible assets.
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
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property on January 16, 2014. The ground lease has a remaining term of approximately 80 years, expiring on December 31, 2095. See Note 3, Real Estate.
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
The Company recognized deferred rent from tenants of approximately $4.9 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $11.4 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $26.0 million and $15.6 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2014, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability. Tenant reimbursement reconciliations were also performed during the nine months ended September 30, 2015, which resulted in an additional $0.2 million in net over collections. The combined net over collection of $0.5 million has been, and will continue to be, refunded to the tenants either by a credit to contractual rent payments or as a disbursement from operating cash flow.
Organizational and Offering Costs

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Pursuant to the Advisory Agreement, the Company was obligated to reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) were subject to a limitation of 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceeded such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminated or were completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of closing of the Follow-On Offering, organizational and offering costs were 2.3% and 0.3% of gross offering proceeds, excluding sales commissions and dealer manager fees, for the Initial Public Offering and the Follow-On Offering, respectively, and 11.9% and 10.1% of gross offering proceeds, including sales commissions and dealer manager fees, for the Initial Public Offering and the Follow-On Offering, respectively. See Note 9, Related Party Transactions.
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company’s behalf, as follows:

	Balance as of September 30, 2015	Balance as of December 31, 2014
Cumulative offering costs - Private and Public Offerings	$130,607	$130,553
Cumulative organizational costs - Private and Public Offerings	$829	$811
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three and nine months ended September 30, 2015 was approximately $2.0 million and $3.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $0.6 million and $3.3 million, respectively. The amortization expense for the nine months ended September 30, 2015 includes approximately $1.4 million of write-offs related to the Unsecured Credit Facility (May 2014), which was terminated upon the execution of the Unsecured Credit Facility (July 2015) on July 20, 2015. Similarly, the amortization expense for the nine months ended September 30, 2014 includes approximately $1.7 million of write-offs related to the refinancing through the AIG Loan on January 24, 2014 and the Company's previously existing KeyBank credit facility and KeyBank term loan, which were both terminated in conjunction with the execution of the Unsecured Credit Facility (May 2014) on May 8, 2014. As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $13.6 million and $11.8 million, respectively.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of a $5.1 million termination fee, as a result of the lease termination with World Kitchen, LLC, the former tenant at the Will Partners property, on January 24, 2014. Prepaid expenses, which are capitalized as other assets, will be expensed over the corresponding period. Leasing commissions for new, renewal or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

accompanying consolidated statements of operations. Deferred Leasing Costs, net of the Deferred Leasing Costs related to the real estate held for sale, totaled $3.7 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively.
Noncontrolling Interests
Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company, and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.
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
If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date. Since redeemable noncontrolling interests are carried at the redemption amount, net income (loss) and distributions are not allocated to redeemable noncontrolling interests. Distributions to redeemable noncontrolling interest holders are allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership. See Note 8, Equity.
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
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The future shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted, subject to the vesting period. One-third of the shares of restricted stock, or 333 shares, for each of the Company's independent directors, vested during the nine months ended September 30, 2015. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
Upon re-election of each independent director at the June 16, 2015 annual stockholders' meeting, the Company granted 1,000 shares of restricted common stock to each of the independent directors. The fair value of such issuance was estimated at $10.40 per share, the then most recent price paid to acquire a share of the Company's common stock related to the 2014 DRP Offering. Immediately upon granting the restricted common shares, the Company measured and began recognizing director compensation expense, subject to the same vesting period discussed above.
Derivative Instruments and Hedging Activities
FASB ASC Topic 815: Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 6, Interest Rate Swap.
Fair Value Measurements
The fair value of financial and non-financial assets and liabilities is based on a fair value hierarchy established by the FASB that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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
See Note 7, Fair Value Measurements.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2015, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2015, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assume each share was issued and outstanding each day during the three months ended September 30, 2015. Distributions declared per common share were based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, annualized net rent and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's review of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU No. 2015-16”). In a business combination, ASU No. 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to disclose, by financial statement line item, the nature and amount for the adjustments and the current period income statement impact related to prior periods. The amendments in this ASU are effective for fiscal years beginning December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has elected to adopt ASU No. 2015-16 early, beginning with the quarter ended September 30, 2015.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company does not expect the adoption of ASU No. 2015-03 to have a significant impact on its financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

3.	Real Estate
As of September 30, 2015, the Company’s real estate portfolio consisted of 71 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of $2.9 billion, including the allocation of the purchase price to above and below-market lease valuation.
2015 Acquisitions, SOR Merger, and Restoration Hardware
During the nine months ended September 30, 2015, the Company acquired 3 properties from unaffiliated third parties. The aggregate purchase price of the acquisitions was $358.0 million.
As previously discussed in Note 1, the SOR Merger closed on June 10, 2015, and as part of the SOR Merger, the Company assumed 15 buildings located on 13 properties in 8 states, comprising a total of approximately 2.6 million square feet. The properties acquired through the SOR Merger have been allocated a combined value of $607.1 million.
A summary of the fair value of the assets and liabilities acquired and assumed through a merger on June 10, 2015 in exchange for approximately 41.8 million shares of the Company's stock is shown in the table below:

Cash assumed	$8,557
Land	71,529
Building and improvements	436,350
Tenant origination and absorption cost	89,357
Above market leases	16,860
Other assets	2,477
Total assets	$625,130

Unsecured debt (1)	$173,000
Below market leases	6,996
Accounts payable and other liabilities	11,644
Total liabilities	191,640
Equity consideration for SOR Merger	433,490
Total liabilities and equity	$625,130

(1)	The unsecured debt was terminated simultaneously with the closing of the SOR Merger, and repaid with borrowings from the Company's Unsecured Credit Facility (May 2014).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The aggregate value of the 17 properties related to the 2015 acquisitions, SOR Merger, and completion of the Restoration Hardware project, which was transferred out of construction in progress in August 2015, was approximately $1.1 billion as shown below:

Property	Location	Tenant/Major Lessee	Acquisition/Merger Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)		Unsecured Credit Facility		Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3)
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	$66,000		409,800	$1,980		$50,000	(2)	2020	$4,903
Westgate III	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000		225,500	2,310		76,100	(2)	2026	4,888
Lisle	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	(4)	94,400	(4)		(5)		2021	1,475
Bloomingdale	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	7,450	(4)	71,100	(4)		(5)		2018	1,287
Columbia	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	(4)	200,600	(4)		(5)		2019	4,373
Denver	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	(4)	182,900	(4)		(5)		2017	3,861
Columbus	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	(4)	164,600	(4)		(5)		2022	2,271
Miramar	Miramar, FL	Humana Medical Plan Inc.	6/10/2015	24,600	(4)	96,400	(4)		(5)		2017	1,866
Irving Carpenter	Irving, TX	NEC Corporation of America	6/10/2015	23,500	(4)	119,600	(4)		(5)		2026	711
Frisco	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,250	(4)	284,200	(4)		(5)		2017	4,313
Houston Westway II	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	(4)	242,400	(4)		(5)		2022	5,656
Houston Westway I	Houston, TX	Cameron Solutions	6/10/2015	37,700	(4)	144,000	(4)		(5)		2018	2,850
Atlanta Perimeter	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	(4)	584,800	(4)		(5)		2023	7,325
Herndon	Herndon, VA	Time Warner Cable Southeast, LLC	6/10/2015	87,300	(4)	268,200	(4)		(5)		2019	6,978
Deerfield	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	(4)	171,500	(4)		(5)		2017	3,353
DreamWorks	Glendale, CA	DreamWorks Animation SKG, Inc.	7/21/2015	215,000		459,800	(6)		205,000	(7)	2035	13,285
Restoration Hardware	Patterson, CA	Restoration Hardware, Inc.	8/15/2015	99,850	(8)	1,500,000	2,448	(9)	—		2030	6,407
				$1,064,950		5,219,800	$6,738		$331,100			$75,802

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

(3)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(4)
Represents a property assumed through the SOR Merger. Purchase price represents purchase price allocations based on real estate value of $607.1 million. In conjunction with the SOR Merger on June 10, 2015, the Advisor received acquisition fees equal to 2.5%, or approximately $15.2 million, of the real estate value of $607.1 million. In addition, the Advisor also received actual expense reimbursements of $2.8 million, which was paid on July 14, 2015.

(5)
In connection with the SOR Merger on June 10, 2015, the Company, through the Operating Partnership, borrowed $173.0 million from the Unsecured Revolver (May 2014) to repay the outstanding SOR debt, as discussed in Note 5, Debt.

(6)
The Advisor received acquisition fees equal to 2.5%, or approximately $5.4 million, of the acquisition value of $215.0 million. In addition, the Advisor also received actual expense reimbursements of $0.8 million.

(7)	Represents borrowings from the Unsecured Credit Facility (July 2015) discussed in Note 5, Debt. The remaining purchase price was funded with operating cash flows.

(8)
Represents a development project with WRRH Patterson, LLC, which was placed into service on August 15, 2015. The acquisition price includes $10.5 million related to a mandatory redemption which will be due upon completion of certain items per the operating agreement. The mandatory redemption was accounted for as a component of equity in the Company's financial statements. See Note 4, Investments.

(9)	The Company expects to incur $2.4 million of acquisition fees and expense reimbursements payable to the Advisor. Such amount is included in the basis of the property.

The following summarizes the purchase price allocation of the 2015 acquisitions (1) and SOR Merger:

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Total
GE Aviation	$4,400	$52,211	$9,470	$(81)	$66,000
Westgate III	3,209	60,852	15,085	(2,146)	77,000
DreamWorks (2)	26,387	148,163	$42,642	(2,192)	215,000
Total acquisitions	$33,996	$261,226	$67,197	$(4,419)	$358,000
Lisle	2,788	11,209	4,991	512	19,500
Bloomingdale	1,178	4,689	493	1,090	7,450
Columbia	6,989	42,690	4,185	4,266	58,130
Denver	9,948	22,714	1,174	1,164	35,000
Columbus	2,943	14,896	7,755	2,006	27,600
Miramar	4,488	18,211	1,768	133	24,600
Irving Carpenter	1,842	19,479	2,573	(394)	23,500
Frisco	8,239	47,296	4,099	(384)	59,250
Houston Westway II	3,961	67,484	11,184	(129)	82,500
Houston Westway I	6,540	27,765	2,938	457	37,700
Atlanta Perimeter	8,607	63,247	33,472	(3,656)	101,670
Herndon	9,667	66,303	7,794	3,536	87,300
Deerfield	4,339	30,367	6,931	1,263	42,900
Total SOR Merger	$71,529	$436,350	$89,357	$9,864	$607,100
Total acquisitions and SOR Merger	$105,525	$697,576	$156,554	$5,445	$965,100
(1) See Note 4, Investments, for Restoration Hardware asset allocation.
(2) As of September 30, 2015, the purchase price for the DreamWorks property had not been finalized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2015 had been included in operations as of January 1, 2014. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$84,105	$77,878	$244,264	$224,803
Net income	$11,510	$9,137	$41,938	$32,125
Net income attributable to noncontrolling interests	$227	$110	$612	$516
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(91)	$(90)	$(268)	$(265)
Net income attributable to common stockholders (1)	$8,863	$4,145	$23,709	$17,125
Net income attributable to common stockholders per share, basic and diluted	$0.05	$0.02	$0.14	$0.12

(1)	Amount is net of net income attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2015 to 2035, are shown in the table below:

Remaining 2015	$61,492
2016	247,289
2017	244,580
2018	232,310
2019	204,236
Thereafter	1,108,897
Total	$2,098,804

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to September 30, 2015, pursuant to the respective in-place leases, was greater than 6% as of September 30, 2015.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2015, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
California	$39,889	8	17.9%
Texas	26,467	8	11.8
Illinois	21,289	8	9.5
Ohio	21,115	8	9.5
Georgia	19,820	4	8.9
Colorado	18,237	6	8.2
Arizona	12,385	4	5.5
New Jersey	11,144	3	5.0
All others (1)	52,820	22	23.7
Total	$223,166	71	100.0%
(1)     All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2015, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$61,516	26	27.6%
Finance & Insurance	50,416	28	22.6
Information (2)	44,369	11	19.9
Professional, Scientific & Technical Services (3)	23,849	7	10.7
Retail Trade	12,596	5	5.6
All others (4)	30,420	16	13.6
Total	$223,166	93	100.0%

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2015	$799	3	265,100	0.4%
2016	136	2	21,800	0.1%
2017	17,128	9	928,600	7.7%
2018	22,196	10	2,443,100	9.9%
2019	27,045	9	1,556,900	12.1%
2020	19,368	10	1,668,000	8.7%
2021	10,965	6	1,077,500	4.9%
2022	20,980	10	1,520,200	9.4%
2023	15,822	6	1,159,100	7.1%
2024	20,628	10	1,503,000	9.2%
2025	20,193	8	1,479,700	9.0%
2026	13,491	5	851,000	6.0%
2027	1,898	1	81,600	0.9%
2029	6,444	1	249,400	2.9%
2030	12,788	2	1,930,000	5.7%
2035	13,285	1	459,800	6.0%
Total	$223,166	93	17,194,800	100.0%
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
Tenant security deposits as of September 30, 2015 and December 31, 2014, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.9 million and $0.3 million, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables, which the Company deemed to be fully collectible, totaled $1.6 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively. Tenant receivables are included in other assets, net, on the consolidated balance sheets.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of September 30, 2015, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
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
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

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
Sale of Will Partners Property
On August 7, 2015, the Company sold the Will Partners property located in Monee, Illinois, for total proceeds of $22.0 million, less closing costs and other closing credits of approximately $0.8 million. The carrying value of the Will Partners property on the closing date was approximately $17.1 million, which was primarily comprised of real estate assets, net, and other liabilities. Upon the sale of the property, the Company recognized a gain of approximately $4.1 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.2 million, in accordance with the Advisory Agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary.
Asset Held for Sale
As of September 30, 2015, one property, the One Century Place property located in Nashville, Tennessee, met the criteria to be classified as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of September 30, 2015. The One Century Place property is included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08 as it did not meet the prerequisite requirements to be classified as discontinued operations.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of September 30, 2015 and December 31, 2014:

	Balance as of September 30, 2015	Balance as of December 31, 2014
Restricted cash	$603	$1,450
Real estate:
Land	8,025	10,256
Building	42,858	66,629
Tenant origination and absorption costs	20,003	21,400
Construction in progress	22	271
Total real estate	70,908	98,556
Less: accumulated depreciation and amortization	(7,034)	(7,893)
Total real estate, net	63,874	90,663
In-place lease valuation (above market)	813	813
Deferred rent	2,340	2,135
Other assets	874	1,801
Total assets	$68,504	$96,862

Accounts payable and other liabilities	$1,891	$2,763
Due to affiliates	82	104
Restricted reserves	603	1,039
Total liabilities	$2,576	$3,906
The following is a summary of the income included in the Company's income from continuing operations for the three and nine months ended September 30, 2015 and 2014, from assets classified as held for sale subsequent to the Company's adoption of the new ASU, which includes the College Park, Will Partners, and One Century Place properties:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	2,871	3,508	$8,865	$9,617
Operating expenses	(1,400)	(2,066)	(4,962)	(6,387)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	1,471	1,442	3,903	3,230
Depreciation and amortization expense	(786)	(1,227)	(2,554)	(4,533)
Interest expense	—	—	—	(907)
Income from assets classified as "held for sale," not qualifying as discontinued operations	$685	$215	$1,349	$(2,210)
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles as of September 30, 2015 and December 31, 2014, respectively. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution. The discount rate used to compute the present value of the intangible assets for the Westinghouse property was adjusted to consider the potential risk that the tenant would exercise the termination option pursuant to the lease.

	Balance as of September 30, 2015	Balance as of December 31, 2014
In-place lease valuation (above market)	$43,148	$26,289
In-place lease valuation (above market) - accumulated amortization	(8,864)	(4,896)
In-place lease valuation (above market), net	34,284	21,393
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(47)	(26)
Ground leasehold interest (below market), net	2,207	2,228
Intangible assets, net	$36,491	$23,621
In-place lease valuation (below market)	$(59,862)	$(48,448)
In-place lease valuation (below market) - accumulated amortization	14,228	8,054
In-place lease valuation (below market), net	$(45,634)	$(40,394)
Tenant origination and absorption cost	$515,970	$359,416
Tenant origination and absorption cost - accumulated amortization	(105,610)	(58,679)
Tenant origination and absorption cost, net	$410,360	$300,737
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.6 years and 7.9 years as of September 30, 2015 and December 31, 2014, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the nine months ended September 30,
	2015	2014
In-place lease valuation	$(2,147)	$233
Tenant origination and absorption cost	$46,202	$31,118
Ground leasehold amortization (below market)	$21	$19
Other leasing costs amortization	$192	$87

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2015 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2015	$496	$20,443	$7	$68
2016	$1,680	$61,884	$27	$271
2017	$1,195	$59,224	$27	$271
2018	$450	$52,915	$27	$271
2019	$(1,429)	$44,193	$27	$271
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

Description	Balance as of December 31, 2014	Additions	Deductions	Balance as of September 30, 2015
Tenant improvement reserves (1)	$36,931	$77	$(25,936)	$11,072
Midland Mortgage loan repairs reserves (2)	453	—	—	453
Real estate tax reserve (Emporia Partners and TW Telecom) (3)	1,074	1,104	(83)	2,095
Property insurance reserve (Emporia Partners) (3)	251	343	(444)	150
Restricted deposits	20	—	—	20
Midland Mortgage loan restricted lockbox (4)	2,023	2,638	(2,023)	2,638
Restricted rent receipts (5)	—	3,292	—	3,292
Total	$40,752	$7,454	$(28,486)	$19,720

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(2)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013, whereby certain properties became collateral for the Midland Mortgage loan.

(3)
Additions represent monthly funding of real estate taxes and insurance by the tenant during the current period. Deductions represent reimbursements to the tenant for payment of real estate taxes and insurance premiums made during the current period.

(4)
As part of the terms of the Midland Mortgage loan, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

(5)
Additions represent rent and prepaid rent received from the DreamWorks property from August through October, which is to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners property and the pending sale of the One Century Place property.

4.	Investments
Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consisted of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. The Operating Partnership has two exchange rights in which it can acquire additional beneficial interests in the DST. The initial exchange right, which may be exercised at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership. The secondary exchange right, which may not be exercised until at least five years after the date of the agreement, allows each investor to either exchange its interest in the DST for units in the Operating Partnership or cash. If a beneficial owner elects to contribute their beneficial interest in the DST for limited partnership units of the Operating Partnership, such exchange will be dilutive to the existing limited partnership unit holders. As of September 30, 2015, the Company had begun the process of exercising its initial exchange right to acquire additional beneficial interests in the DST.
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $(0.7) million, of other comprehensive loss for the nine months ended September 30, 2015.
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
As of September 30, 2015, the balance of the investments totaled approximately $58.7 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2014	$1,351	$64,898	$66,249
Other comprehensive loss	—	(670)	(670)
Net income (loss)	24	(1,201)	(1,177)
Distributions	(69)	(5,651)	(5,720)
Balance September 30, 2015	$1,306	$57,376	$58,682
Investments in Joint Ventures
Effective June 16, 2014, WRRH Patterson, LLC (an affiliate of Weeks Robinson Properties) and Griffin Capital JVII Patterson, LLC, a wholly-owned SPE of the Operating Partnership, entered into an operating agreement as Managing Member and Investor Member, respectively, for purposes of forming WR Griffin Patterson, LLC ("WR Griffin"). WR Griffin's purpose is to acquire, own, develop, construct, and otherwise invest and manage a development project located in Patterson, California (the "Project") in which a warehouse and distribution facility consisting of approximately 1.5 million square feet was to be developed and constructed (the "Restoration Hardware property").
On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC ("Weeks Robinson"), to develop and construct the Restoration Hardware

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

property. On June 20, 2014, the land on which the property was to be constructed was purchased by WR Griffin for approximately $15.2 million, including closing costs.
The Restoration Hardware property is leased to Restoration Hardware, Inc. and Restoration Hardware Holdings, Inc. as co-tenants (collectively, "Restoration Hardware") pursuant to a 15-year triple-net lease, obligating Restoration Hardware to all costs and expenses to operate and maintain the property, including certain capital expenditures. The lease term commenced upon substantial completion of the project, which occurred on August 15, 2015. The business and affairs of WR Griffin will be managed by the Managing Member. However, all major decisions, as provided in the operating agreement, must be approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest in the purchase and sale agreement has been assigned to the Investor Member in exchange for a mandatory redemption fee based on the fair value of the property at completion. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon completion of certain terms included in the operating agreement, which is expected to occur by the end of the year.
The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company, in consolidation with the joint venture, included the following amounts on its consolidated balance sheet as of September 30, 2015 and December 31, 2014:

	Balance as of September 30, 2015		Balance as of December 31, 2014
Cash on hand	$7,219		$6,985
Other assets	37		—
Construction in progress - paid by the joint venture	—		34,739
Construction in progress - paid by the Company	—		70
Leasing commissions, net	744		375
Land	15,414	(1)	15,185
Building	57,200	(1)	—
Tenant improvements	17,928	(1)	—
Accumulated depreciation	(416)		—
Construction in progress payable	—		(13,423)
Accounts payable and other liabilities	(7,072)		—
Noncontrolling interest	(18,129)		(7,656)
Total investment	$72,925		$36,275

(1)	Includes $2.4 million of acquisition fees and expense reimbursements, as discussed in Note 3, Real Estate.
Transfer of construction in progress to fixed assets
The Company is required to capitalize project costs, including pre-development costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project. Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is fairly complete and ready for its intended use are expensed as incurred. When construction activities are substantially complete, the asset is transferred out of construction in progress and classified as rental property. On August 15, 2015, the Project was substantially complete and ready for its intended use, at which time Restoration Hardware began to occupy the facility and the lease commenced. Concurrent with the property being delivered to Restoration Hardware, the Company allocated the construction in progress balance between building and tenant improvements and began to depreciate the assets over the estimated useful lives.
Mandatory redemption
As noted above, the Managing Member's interest in the purchase and sale agreement has been assigned to the Investor Member in exchange for a mandatory redemption fee. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon satisfying certain terms included in the operating agreement, including the completion of the project and the payment of the mandatory redemption fee which is based on the estimated fair value of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

property at completion. As of September 30, 2015, the terms requiring the redemption of the managing member's interest had not been met. As a result, the Company adjusted the non-controlling interest subject to redemption to its redemption value within redeemable equity on the consolidated balance sheet as of September 30, 2015. The redemption of the Managing Member's interest is estimated to be $10.5 million, which is included in the additional paid-in capital balance on the consolidated balance sheets as of September 30, 2015.

5.	Debt
As of September 30, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	Balance as of September 30, 2015	Balance as of December 31, 2014	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield Mortgage Loan	$19,384	$19,638	6.65%		Principal and Interest	November 2017
Emporia Partners Mortgage Loan	3,844	4,108	5.88%		Principal and Interest	September 2023
LTI Mortgage Loan	31,582	32,128	5.80%		Principal and Interest	March 2016
LTI Mortgage Loan Premium	36	102	—		—	—
TransDigm Mortgage Loan	6,469	6,576	5.98%		Principal and Interest	June 2016
TransDigm Mortgage Loan Premium	35	75	—		—	—
Ace Hardware Mortgage Loan	23,385	23,648	5.588%		Principal and Interest	October 2024
Ace Hardware Mortgage Loan Premium	1,552	1,681	—		—	—
Midland Mortgage Loan	105,600	105,600	3.94%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG Loan	110,640	110,640	4.96%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom Loan	21,428	21,500	LIBO Rate + 2.45%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	323,955	325,696
Unsecured Term Loan (May 2014)	—	300,000	LIBO Rate + 1.45%		Interest Only	May 2019
Term Loan (July 2015)	640,000	—	LIBO Rate + 1.25%	(2)	Interest Only	July 2020
Revolver Loan (July 2015)	353,225	—	LIBO Rate + 1.30%	(2)	Interest Only	July 2020	(3)
Total	$1,317,180	$625,696

(1)
Including the effect of an interest rate swap agreement with a notional amount of $425.0 million, the weighted average interest rate as of September 30, 2015 was 2.79% for the Company’s fixed-rate and variable-rate debt combined and 3.80% for the Company’s fixed-rate debt only.

(2)	The LIBO Rate as of September 30, 2015 was 0.20%.

(3)
The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, and the Company entered into the Unsecured Credit Facility (July 2015).
Unsecured Credit Facility (July 2015)
On July 20, 2015, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), the Company was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one -year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after the Company has received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and the Company has elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with the Company's quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter. In connection with the Unsecured Credit Agreement (July 2015), the Company incurred approximately $4.1 million of deferred financing costs, which are being amortized as a component of interest expense over the term of the agreement.
Debt Covenant Compliance
Pursuant to the terms of the Midland Mortgage loan, the Operating Partnership is required to maintain a debt service coverage ratio (as defined in therein), of 1.60 to 1 and must maintain a minimum net worth of $75.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Pursuant to the terms of the AIG Loan, the Operating Partnership is required to maintain (1) a minimum debt service coverage ratio, as defined in the loan agreement, for the secured properties of 1.60x; (2) a maximum loan-to-value ratio of 60%; (3) minimum annual base rent of $14.75 million; and (4) minimum net worth of $110.6 million.
Pursuant to the terms of the Unsecured Credit Facility (July 2015), the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants including, but not limited to (as defined in the Unsecured Credit Agreement (July 2015)), (1) a maximum consolidated leverage ratio (60% or 65% for two consecutive quarters following a material acquisition); (2) a minimum fixed charges coverage ratio (1.5 to 1); (3) a minimum tangible net worth of at least $1.2 billion plus 75% of the net proceeds generated by any common or preferred share issuances plus 75% of units issued in connection with the contribution of any properties; (4) a maximum secured debt ratio (40%); (5) a maximum secured recourse debt ratio (5%); (6) a maximum unhedged variable rate debt (30%); (7) a maximum payout ratio of 95% of distribution to core funds from operations, as defined in the Unsecured Credit Agreement (July 2015); (8) minimum unsecured interest coverage ratio (2 to 1); and (9) maximum unencumbered asset pool leverage ratio (60% or 65% for two consecutive quarters following a material acquisition).
Pursuant to the terms of the TW Telecom Loan, the Operating Partnership is required to maintain a minimum debt service coverage ratio, as defined in the loan agreement, for the property 1.60x beginning with the quarter ended December 31, 2014.
The Company was in compliance with all debt covenants as of September 30, 2015.
The following summarizes the future principal repayments of all loans as of September 30, 2015 per the loan terms discussed above:

	September 30, 2015
Remaining 2015	$712
2016	39,796	(1)
2017	23,198	(2)
2018	5,346
2019	23,335	(3)
Thereafter	1,223,170	(4)
Total principal	1,315,557
Unamortized debt premium	1,623
Total	$1,317,180
(1)    Amount includes payment of the balances of the LTI and TransDigm property mortgage loans which mature in 2016. Principal repayments on both mortgage loans do not include the unamortized valuation premium of approximately $0.1 million.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan which matures in 2017.

(3)	Amount includes payment of the balance of the TW Telecom Loan which matures in 2019.

(4)	Amount includes payment of the balances of:

•	the Midland Mortgage loan and Emporia Partners Mortgage Loan, both of which mature in 2023,

•	the Ace Hardware Mortgage Loan, which matures in 2024,

•	the AIG Loan, which matures in 2029,

•	the Term Loan (July 2015), which matures on July 20, 2020, and

•	the Revolver Loan (July 2015), which matures on July 20, 2020, assuming the one-year extension is exercised.
Principal repayments on the Ace Hardware Mortgage Loan do not include the unamortized valuation premium of approximately $1.5 million.

6.	Interest Rate Contracts

Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments principally related to borrowings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Derivative Instruments
The objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing LIBOR-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015).
The first interest rate swap is effective for the period from July 9, 2015 to July 1, 2020 with a notional amount of $425.0 million. The two forward-starting interest rate swap transactions are effective for the periods from January 1, 2016 to July 1, 2018 and July 1, 2016 to July 1, 2018, and have notional amounts of $300.0 million and $100.0 million, respectively.
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015, the amount of income/(loss) into earnings under "interest expense" was approximately $1.5 million. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. During the nine months ended September 30, 2015, the interest rate swap agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings.
The following table sets forth a summary of the interest rate swaps at September 30, 2015 and December 31, 2014:

				Fair value(1)		Current Notional Amount(2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(10,246)	$—	$425,000	$—
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	$(3,402)	$—	$—	$—
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	$(1,016)	$—	$—	$—

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2015, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of September 30, 2015.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $14.7 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements.

7.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2015 and 2014.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2015, and December 31, 2014:

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
September 30, 2015	$(14,664)	$—	$(14,664)	$—
December 31, 2014	$—	$—	$—	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2015 and December 31, 2014. The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2015 and year ended December 31, 2014.

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield	$20,448	$19,384	$20,994	$19,638
Emporia Partners	3,738	3,844	4,434	4,108
LTI	31,942	31,582	32,742	32,128
TransDigm	6,503	6,469	6,748	6,576
Ace Hardware	23,904	23,385	26,424	23,648
Midland Mortgage loan	106,531	105,600	105,155	105,600
AIG Loan	113,777	110,640	122,062	110,640

(1)
The carrying value of the LTI, TransDigm, and Ace Hardware mortgage debt does not include the debt premium of $1.6 million and $1.9 million as of September 30, 2015 and December 31, 2014, respectively. See Note 5, Debt, for details.

8.    Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, a portfolio of 18 properties, the Operating Partnership entered into a purchase agreement with an affiliate (the "Preferred Equity Investor") of Starwood Property Trust ("Starwood"), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the "Preferred Units") of the Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions at a rate of LIBO plus 7.25% per annum of the Liquidation Preference (defined below) per Preferred Unit through November 4, 2015. At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the "Liquidation Preference"); (ii) 1.81% of the Liquidation Preference; and (iii) all accumulated and unpaid

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

distributions through the date of redemption, plus interest thereon. Pursuant to the terms of the purchase agreement, on May 14, 2015, the Company, through the Operating Partnership, exercised its right to redeem 75% of the outstanding Preferred Units. As a result, the Company recognized a redemption charge of approximately $7.4 million during the nine months ended September 30, 2015, including the write-off of original issuance costs of approximately $4.0 million related to the Preferred Units.
There were 6,079,766 Series A Cumulative Exchangeable Preferred Units outstanding at September 30, 2015. On October 23, 2015, the Operating Partnership notified Starwood of its intention to redeem the remaining outstanding shares as of November 5, 2015. As a result, the Company adjusted the carrying amount of the Preferred Units to include a redemption charge of approximately $1.1 million during the three months ended September 30, 2015. As of November 5, 2015, all the Preferred Units were fully redeemed.
Common Equity
As of September 30, 2015, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 174,750,370 shares outstanding at September 30, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan (DRP)
As of September 30, 2015 and December 31, 2014, $96.9 million and $57.7 million in shares, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings, of which $8.4 million and $1.2 million in redemptions that were payable subsequent to quarter end, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. See Note 1, Organization.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception through September 30, 2015, the Company had redeemed 908,649 shares of common stock for approximately $8.9 million at a weighted average price per share of $9.83 pursuant to the SRP. As of September 30, 2015, there were 845,051 shares totaling $8.4 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend or terminate the SRP upon 30 days' written notice at any time.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization. As of September 30, 2015, noncontrolling interests were approximately 2% of total shares outstanding and approximately 3% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the nine months ended September 30, 2015 and the year ended December 31, 2014.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning balance	$17,478	$19,736
Contribution/issuance of noncontrolling interests	—	1,504
Distributions to noncontrolling interests	(2,299)	(3,050)
Allocated distributions to noncontrolling interests subject to redemption	(8)	(14)
Net loss	(417)	(698)
Other comprehensive loss	(433)	—
Ending balance	$14,321	$17,478

9.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2015 and December 31, 2014:

	As of December 31, 2014	Nine Months Ended September 30, 2015
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$30,925	(1)	$28,477	$2,448
Operating expenses	202	469		507	164
Asset management fees	1,189	13,007		12,402	1,794
Property management fees	460	5,023		4,575	908
Disposition fees (2)	—	353		353	—
Costs advanced by the Advisor	—	46		43	3
Total, net of real estate assets held for sale	$1,851	$49,823		$46,357	$5,317
Asset management fees related to real estate held for sale (3)	65	501		521	45
Property management fees related to real estate held for sale (3)	39	360		362	37
Total	$1,955	$50,684		$47,240	$5,399

(1)
Includes $2.4 million of acquisition fees and expense reimbursements related to the Restoration Hardware property, as discussed in Note 3, Real Estate, which are also included in the basis of the property.

(2)	The disposition expense represents fees incurred from the sale of the College Park and Will Partners properties.

(3)	Represents asset management fees and property management fees for the College Park, Will Partners, and One Century Place properties.
Advisory Agreement
The Company does not currently expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an advisory agreement with the Advisor for the Public Offering. The Advisory Agreement entitles the Advisor to specified fees and incentives upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
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
September 30, 2015
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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Approximately $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.5 million and $0.8 million, respectively, for the nine months ended September 30, 2015 and 2014, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-American Healthcare REIT 4, Inc. ("GAHR 4"), a non-traded real estate investment trust currently in registration, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
September 30, 2015
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

10.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, related to the ground lease. As of September 30, 2015, the remaining required payments under the terms of the ground lease are as follows:

September 30, 2015
Remaining 2015	$45
2016	180
2017	198
2018	198
2019	198
Thereafter	34,246
Total	$35,065
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

11.	Declaration of Distributions

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited; dollars in thousands unless otherwise noted)

During the quarter ended September 30, 2015, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2015 through September 30, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

On September 16, 2015, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2015 through December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

12.    Subsequent Events
Offering Status
As of November 5, 2015, the Company had issued approximately 7,730,890 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $78.4 million.
Pending Acquisition of Griffin Capital (Highway 94) Investors, DST
The Company's Sponsor also sponsored Griffin Capital (Highway 94) Investors, DST ("Highway 94"), which was sold in a private placement to accredited investors. The Highway 94 property is a 660,000 square foot manufacturing facility located in Jefferson City, Missouri, and leased in its entirety to ABB Inc., which lease terminates on August 31, 2024. The Highway 94 private placement memorandum provides the Operating Partnership with the option to acquire the interests held by individual investors in exchange for cash or Operating Partnership units. The Operating Partnership has notified the investors of its intent to acquire such interests, and on November 6, 2015, the Company acquired 100% of the interest.
Note Receivable
On October 9, 2015, the Company entered into a note receivable for approximately $26.0 million related to a 127,246 square foot, single-story office building located in Emeryville, CA. The borrower is an existing tenant-in-common structure or LLC, each with the Sponsor as the asset manager. The note receivable was funded with proceeds from the Unsecured Credit Facility (July 2015). The note receivable includes an origination fee of 3%, interest rate of 8% per annum payable monthly, and a sweep of all available property cash flows. The note receivable matures on November 30, 2016 and has two one-month extension options.
Determination of Estimated Value Per Share
On October 22, 2015, the Company's board of directors approved a value per share of the Company's common stock of $10.40 based on the estimated value of the Company's assets less the estimated value of the liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2015. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013 , in addition to guidance from the SEC.

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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014. On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering filed on May 7, 2014. In connection with the DRP Offerings, we had issued 7,300,499 shares of our common stock for gross proceeds of approximately $74.0 million through September 30, 2015. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
On October 22, 2015, our board of directors, at the recommendation of the Nominating and Corporate Governance Committee of the Board comprised solely of independent directors, approved an estimated value per share of our common stock of $10.40 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2015. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, in addition to guidance from the SEC.

As of September 30, 2015, we owned a fee simple interest, in 71 properties, as shown in the table below, encompassing approximately 17.2 million rentable square feet (dollar amounts shown in thousands) and an 80% interest in an unconsolidated joint venture as discussed in footnote 8:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Renfro	Clinton, SC	Renfro Corporation	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,634
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	932
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2022	630
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
LTI	Carlsbad, CA	Life Technologies Corporation	5/13/2011	56,000	328,700	100%	100%	Office/ Flex Facility	2022	4,465
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,311
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	2,975
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,182
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,412
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,333
Northrop	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,223
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,396
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,037
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,146
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,662

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2018	2,758
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,767
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,277
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,518
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	94%	100%	Office	2018	4,931
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	60%	100%	Office	2019	3,157
General Electric (3)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,407
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,484
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,193
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,242
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,484
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,419
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2020	1,367
Wells Fargo	Milwaukee, WI	Wells Fargo Bank, N.A.	11/5/2013	26,000	229,600	100%	100%	Office	2015	551
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	99%	Office	2026	6,446
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,352
Comcast (Northpointe Corporate Center I)	Lynnwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,827
Northpointe Corporate Center II	Lynnwood, WA	Intermec Technologies Corporation	11/5/2013	7,175	70,400	100%	100%	Office	2024	1,129
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,852

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Farmers (3)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,100	100%	100%	Industrial	2018	6,097
Digital Globe	Westminster, CO	Digital Globe, Inc.	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,381
Waste Management (4)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,800	100%	100%	Office	2023	1,995
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,275
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,444
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,152
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	50%	100%	Office	2020	6,706
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,471
Parallon	Largo, FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,213
Level 3 (5)	Lone Tree, CO	Level 3 Communications, Inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,971
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	100%	100%	Office	2024	1,097
Mason I	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	100%	100%	Office	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	100%	100%	Office	2025	2,697
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	66,000	409,800	100%	100%	Office	2020	4,903
Westgate III	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000	225,500	100%	100%	Office	2026	4,888
Lisle	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	94,400	100%	100%	Office	2021	1,475
Bloomingdale	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	7,450	71,100	98%	98%	Office	2018	1,287

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee (1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Columbia	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	200,600	84%	85%	Office	2019	4,373
Denver	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	182,900	100%	100%	Office	2017	3,861
Columbus	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	164,600	100%	100%	Office	2022	2,271
Miramar	Miramar, FL	Humana Medical Plan Inc.	6/10/2015	24,600	96,400	100%	100%	Office	2017	1,866
Irving Carpenter	Irving, TX	NEC Corporation of America	6/10/2015	23,500	119,600	100%	100%	Office	2026	711
Frisco	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,250	284,200	90%	97%	Office	2017	4,313
Houston Westway II	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	242,400	77%	100%	Office	2022	5,656
Houston Westway I	Houston, TX	Cameron Solutions	6/10/2015	37,700	144,000	89%	100%	Office	2018	2,850
Atlanta Perimeter	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	584,800	86%	93%	Office	2023	7,325
Herndon	Herndon, VA	Time Warner Cable Southeast, LLC	6/10/2015	87,300	268,200	100%	100%	Office	2019	6,978
Deerfield	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	171,900	51%	100%	Office	2017	3,353
DreamWorks(6)	Glendale, CA	DreamWorks Animation SKG, Inc.	7/21/2015	215,000	459,800	100%	100%	Office	2035	13,285
Restoration Hardware (7)	Patterson, CA	Restoration Hardware, Inc.	8/15/2015	99,850	1,500,000	100%	100%	Industrial	2030	6,407
Total real estate portfolio				$2,885,991	17,194,800					$223,166
Investment in unconsolidated joint venture (8)	Ashburn, VA	A social media company and a financial services company	9/9/2014	148,400	132,300	73%	100%	Data Center	2020	14,139
Total				$3,034,391	17,327,100					$237,305
(1)    The portfolio is approximately 98% and 99% occupied and leased, respectively, based on total square feet.

(2)
Net rent is based on (1) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (2) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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

(4)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(5)	In October 2014, Level 3 Communications, Inc. announced its acquisition of tw telecom holdings, inc. The property name has been updated to represent the surviving company, Level 3, as noted above.

(6)	As of September 30, 2015, the purchase price allocation for the Dream Works property has not been finalized.

(7)
Based on the status of the project, we adjusted the carrying amount of the asset to reflect the buyout of our joint venture partner, pursuant to the joint venture operating agreement. The redemption of the joint venture partner's interest is estimated to be $10.5 million, which is included in the additional paid-in capital balance on the consolidated balance sheets as of September 30, 2015. See Note 4, Investments.

(8)
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
Same Store Analysis
Comparison of the Three Months Ended September 30, 2015 and 2014
For the quarter ended September 30, 2015, our "Same Store" portfolio consisted of 50 properties, encompassing approximately 11.3 million square feet and an acquisition value of $1.7 billion. Our "Same Store" portfolio includes properties which were held for a full period for the periods presented. The following table provides a comparative summary of the results of operations for the 50 properties for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$43,317	$40,898	$2,419	6%
Property expense recoveries	10,298	9,727	571	6%
Asset management fees to affiliates	3,203	3,185	18	1%
Property management fees to affiliates	1,372	1,390	(18)	(1)%
Property operating expense	6,628	7,721	(1,093)	(14)%
Property tax expense	6,136	6,117	19	—%
Rental Income
The increase in rental income is primarily due to $0.3 million of additional rental income related to the Northpointe Corporate Center II property, for which the lease commenced on January 1, 2015 and a $2.0 million adjustment to straight-line rent and an in-place lease intangible at the Wells Fargo property (acquired in 2013), for which the lease was amended with an early termination date of December 31, 2015.
Property Expense Recoveries
The increase in property expense recoveries is primarily due to an increase of approximately $0.5 million in higher property taxes recoveries.
Property Operating Expense
The decrease in property operating expense is primarily due to a $0.4 million decrease related to certain properties which became self-managed in the prior year and approximately $0.4 million in prior year repair and maintenance expenses related to window detailing and parking lot resurfacing for certain properties, which were not incurred in the current period.
Comparison of the Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, our "Same Store" portfolio consisted of 39 properties, encompassing approximately 7.8 million square feet, with an acquisition value of $1.1 billion. The following table provides a comparative summary of the results of operations for the 39 properties for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$89,623	$86,453	$3,170	4%
Property expense recoveries	24,001	23,240	761	3%
Asset management fees to affiliates	6,418	6,382	36	1%
Property management fees to affiliates	3,192	3,148	44	1%
Property operating expense	17,110	18,375	(1,265)	(7)%
Property tax expense	13,625	13,433	192	1%
Rental Income
The increase in rental income is primarily due to (1) $0.2 million in additional rent related to a lease commencement at the One Century Place property in the prior period, for which there were nine full months of rent in the current period; (2) $0.9 million in additional rent related to a lease commencement on January 1, 2015 at the Northpointe Corporate Center II property; and (3) a $2.0 million adjustment related to straight-line rent ($1.5 million) and an in-place lease intangible ($0.5 million) at the Wells Fargo property (acquired in 2013), which resulted from the early lease termination effective December 31, 2015.
Property Expense Recoveries
The increase in property expense recoveries is primarily due to (1) a $0.5 million increase related to the Community Insurance property, which became self-managed in December 2014; (2) a $0.8 million increase in prior year expense recoveries as a result of the common area maintenance reconciliations for the Travelers, Northrop, Comcast, and Verizon properties; offset by (3) a $0.4 million decrease in expense recoveries for the Nokia property, which became self-managed in August 2014.

Property Operating Expense
The decrease in property operating expense is primarily due to (1) $0.5 million related to the Nokia and Community Insurance properties, which became self-managed in August 2014 and December 2014, respectively; and (2) $0.8 million related to the Schlumberger, IBM, and One Century Place properties, primarily for utilities and repairs and maintenance.
Portfolio Analysis
As of September 30, 2014, we owned 54 properties, and, as shown in the table above, as of September 30, 2015, we owned 71 properties. As of September 30, 2015, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility (July 2015), to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and nine months ended September 30, 2015 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time.
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$65,885	$42,659	$23,226	54%
Property expense recoveries	16,964	9,972	6,992	70%
Asset management fees to affiliates	5,448	3,382	2,066	61%
Property management fees to affiliates	2,265	1,446	819	57%
Property operating expense	10,971	8,465	2,506	30%
Property tax expense	9,813	6,665	3,148	47%
Acquisition fees and expenses to non-affiliates	288	596	(308)	(52)%
Acquisition fees and expenses to affiliates	6,206	5,742	464	8%
General and administrative expenses	1,858	998	860	86%
Depreciation and amortization	34,638	19,005	15,633	82%
Interest expense	11,186	5,840	5,346	92%
Rental Income
Rental income for the three months ended September 30, 2015 is comprised of base rent of $59.9 million, adjustments to straight-line contractual rent of $4.9 million and in-place lease valuation amortization, net, of $1.1 million. Rental income for the three months ended September 30, 2015 increased by $23.2 million compared to the same period a year ago primarily as a result of (1) approximately $1.9 million of additional rental income related to the real estate acquired in the prior year, subsequent to July 1, 2014, which includes a full quarter of activity for the three months ended September 30, 2015; (2) $19.9 million of additional rental income related to the properties acquired in the current year, of which approximately $3.2 million is held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code; (3) a $2.0 million adjustment to straight-line rent ($1.5 million) and an in-place lease intangible ($0.5 million) at the Wells Fargo property (acquired in 2013), which resulted from the early lease termination effective December 31, 2015; (4) $0.3 million of additional rental income due to a lease commencement at the Northpointe Corporate Center II property in the current year; less (5) $0.8 million of decreased rental income due to the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance and certain capital expenses (collectively "Recoverable Expenses"), which increased by approximately $7.0 million compared to the same period in the prior year primarily as a result of (1) $1.6 million in property tax recoveries as a result of increases in property tax expense, of which, $1.1 million is related to taxes for properties acquired during the current year; and (2) $5.4 million in other recoverable property operating expense related to (A) $5.0 million for the properties acquired during the current period; and (B) $0.3 million related to the prior year common area maintenance reconciliation recorded in the current year.
Management Fees (Asset and Property)
Asset management and property management fees for the three months ended September 30, 2015 and 2014 totaled $7.7 million and $4.8 million, respectively. The total increase of $2.9 million compared to the same period a year ago is primarily a result of (1) $0.4 million in asset management fees related to the acquisitions made during the year ended December 31, 2014 and the investment in an unconsolidated joint venture discussed in Note 4, Investments, to the consolidated financial statements; and (2) $1.7 million and $0.8 million in asset management and property management fees, respectively, related to the properties acquired during the nine months ended September 30, 2015.
Property Operating Expense and Property Tax Expense
Property expenses for the three months ended September 30, 2015 and 2014 totaled $20.8 million and $15.1 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $5.7 million compared to the same period a year ago is primarily a result of (1) a $3.1 million increase in property taxes, of which $0.7 million is related to real estate acquired during the year ended December 31, 2014 and $2.9 million is related to real estate acquired during the current period, offset by a decrease of $0.5 million related to properties acquired prior to 2014; and (2) a $2.5 million increase in property operating expenses related to (A) a $4.0 million increase in real estate acquired subsequent to September 30, 2014; and (B) a $1.6 million decrease in property operating expenses related to real estate acquired prior to September 30, 2014, of which $0.4 million is related to certain properties which became self-managed in the prior year and $0.6 million is related to the Eagle Rock and College Park properties, which were sold in December 2014 and February 2015, respectively.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $0.3 million for the three months ended September 30, 2015, decreased by $0.3 million compared to the three months ended September 30, 2014 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $6.2 million represent the acquisition fees and expense reimbursement earned by our Advisor for the DreamWorks property, with an acquisition value of $215.0 million. In comparison, real estate acquisition fees and expenses to affiliates for the same period in the prior year totaled $5.7 million for one property acquisition totaling $43.0 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% interest as discussed in Note 4, Investments.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2015 consisted of depreciation of building and building improvements of our properties of $12.6 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $22.0 million, which increased $15.6 million as compared to the three months ended September 30, 2014, as a result of additional depreciation and amortization of (1) $9.7 million related to the acquisitions made during the nine months ended September 30, 2015; (2) $5.1 million related to the acquisitions made during the year ended December 31, 2014, whi.ch includes three full months of activity for the properties acquired subsequent to July 1, 2014 compared to partial months of activity during the three months ended September 30, 2014; and (3) $1.5 million of amortization of absorption costs as a result of the early lease termination at the Wells Fargo property (acquired in 2013) effective December 31, 2015; less (4) $0.8 million primarily related to the lease termination at the Will Partners property, the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and the expiration of certain leases at the Roush and One Century Place properties.
Interest Expense
Interest expense for the three months ended September 30, 2015 increased by $5.3 million compared to the same period in 2014 primarily due to the following: (1) a $2.1 million increase in interest expense related to the Unsecured Credit Facility (July 2015); (2) $1.4 million in amortization of deferred financing costs due to write-offs of unamortized deferred financing costs as a result of the Unsecured Credit Facility (May 2014) restructure on July 20, 2015; and (3) $1.5 million in interest expense related to interest rate swaps entered into on July 9, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$160,233	$120,277	$39,956	33%
Property expense recoveries	39,392	27,631	11,761	43%
Asset management fees to affiliates	13,508	8,845	4,663	53%
Property management fees to affiliates	5,383	3,986	1,397	35%
Property operating expense	26,042	22,238	3,804	17%
Property tax expense	24,548	17,671	6,877	39%
Acquisition fees and expenses to non-affiliates	1,133	3,482	(2,349)	(67)%
Acquisition fees and expenses to affiliates	28,477	22,657	5,820	26%
General and administrative expenses	4,916	4,192	724	17%
Depreciation and amortization	76,521	51,104	25,417	50%
Interest expense	23,006	18,704	4,302	23%
Rental Income
Rental income for the nine months ended September 30, 2015 is comprised of base rent of $146.7 million, adjustments to straight-line contractual rent of $11.4 million, and in-place lease valuation amortization, net, of approximately $2.1 million. Rental income for the nine months ended September 30, 2015 increased by $40.0 million compared to the same period a year ago primarily as a result of (1) $2.6 million of additional rental income related to the real estate acquired during the year ended December 31, 2013, of which $0.9 million is related to a lease commencement at the Northpointe Corporate Center II property in the current period and $1.5 million is related to a deferred rent adjustment as a result of the early lease termination for the Wells Fargo property, which is effective December 31, 2015; (2) $17.8 million of additional rental income related to the real estate acquired during the year ended December 31, 2014, which includes a full period of activity for the nine months ended September 30, 2015; (3) $26.5 million of additional rental income related to properties acquired in the current period; and (4) $2.4 million in in-place lease valuation amortization; less (5) approximately $7.1 million in termination income related to the World Kitchen, LLC lease termination in the prior period; and (6) $2.5 million of decreased rental income related to the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance and certain capital expenses (collectively "Recoverable Expenses"), which increased by $11.8 million compared to the same period in the prior year primarily as a result of (1) $3.6 million in property tax recoveries as a result of increases in property tax expense, of which $1.4 is related to taxes for properties acquired during the current year and $1.9 million is related to taxes for properties acquired during the year ended December 31, 2014; and (2) $8.2 million in other recoverable property operating expense related to (A) $6.8 million for the properties acquired during the current year; (B) $1.1 million for the properties acquired during the year ended December 31, 2014; and (C) $0.3 million related to the prior year common area maintenance reconciliation recorded in the current year.
Management Fees (Asset and Property)
Asset management and property management fees for the nine months ended September 30, 2015 and 2014 totaled $18.9 and $12.8 million, respectively. The total increase of $6.1 million compared to the same period a year ago is primarily the result of (1) approximately $2.4 million and $0.5 million in asset management and property management fees, respectively, related to the acquisitions made during the year ended December 31, 2014; and (2) approximately $2.3 million and $0.9 million in asset management and property management fees, respectively, related to the acquisitions made during the nine months ended September 30, 2015.
Property Operating Expense and Property Tax Expense
Property expenses for the nine months ended September 30, 2015 and 2014 totaled $50.6 million and $39.9 million, respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. The total increase of $10.7 million compared to the same period a year ago is primarily a result of (1) $6.9 million in property taxes, of which $3.7 million is related to real estate acquired during the year ended December 31, 2014 and $3.6 million is related to real estate acquired during the current period, offset by a decrease of $0.6 million related to the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively; (2) $6.2 million in property operating expense related to properties acquired subsequent to September 30, 2014; offset by (3) $2.4 million in property operating expenses related to properties that were acquired prior to September 30, 2014, of which $0.8 million is related to certain properties which became self-managed in the prior year and approximately $1.6 million is related to the dispositions discussed above.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $1.1 million for the nine months ended September 30, 2015, decreased by $2.3 million compared to the nine months ended September 30, 2014 due to decreased acquisition activity in the current period. Real estate acquisition fees and expenses to affiliates of $28.5 million represent the acquisition fees and expense reimbursement earned by our Advisor for the GE Aviation, Westgate III, and DreamWorks properties, with a combined acquisition value of $358.0 million, and the 13 properties assumed through the SOR Merger, with a combined acquisition value of $607.1 million. In comparison, real estate acquisition fees and expenses to affiliates for the same period in the prior year totaled approximately $22.7 million for 12 property acquisitions totaling $606.8 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% investment as discussed in Note 4, Investments.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2015 consisted of depreciation of building and building improvements of our properties of $30.1 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $46.4 million. The increase of $25.4 million as compared to the nine months ended September 30, 2014 is primarily the result of additional depreciation and amortization of (1) $13.1 million related to the acquisitions made during the nine months ended September 30, 2015; (2) $9.1 million related to the acquisitions made during the year ended December 31, 2014, which includes nine full months of activity compared to partial months of activity during the nine months ended September 30, 2014; (3) $3.8 million in additional amortization of absorption costs related to the SoftBank property, net of the related tenant improvement allowance, as a result of the early termination effective August 31, 2015; and (4) $1.5 million of amortization of absorption costs as a result of the early lease termination at the Wells Fargo property (acquired in 2013) effective December 31, 2015; less (5) $2.5 million in amortization of absorption costs primarily related to the lease termination at the Will Partners property, the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and the expiration of certain leases at the Roush and One Century Place properties.
Interest Expense
Interest expense for the nine months ended September 30, 2015 increased by $4.3 million compared to the same period in 2014 primarily due to the following: (1) a $5.6 million increase in interest expense related to the Unsecured Credit Facility (May 2014) and the Unsecured Credit Facility (July 2015) as a result of borrowings utilized for the GE Aviation, Westgate III, and DreamWorks acquisitions, preferred equity redemption, and SOR merger debt payoff; (2) $1.5 million in interest expense related to the interest rate swaps entered into on July 9, 2015; less (3) $2.1 million in interest expense related to the KeyBank credit facility and the KeyBank term loan, which were terminated in conjunction with the execution of the Unsecured Credit Facility (May 2014) on May 8, 2014; and (4) $0.8 million of capitalized interest related to the Restoration Hardware real estate development, which was substantially complete as of August 15, 2015.
Funds from Operations and Modified Funds from Operations to Common Stockholders
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$4,005	$381	$3,451	$(4,869)
Adjustments:
Depreciation of building and improvements	12,616	7,575	30,106	19,880
Amortization of leasing costs and intangibles	22,015	11,423	46,394	31,204
Equity interest of depreciation of building and improvements - unconsolidated entities	623	15	1,849	43
Equity interest of amortization of intangible assets - unconsolidated entities	1,200	16	3,600	48
Gain from sale of depreciable operating property	(4,115)	—	(7,728)	—
FFO	$36,344	$19,410	$77,672	$46,306
Distributions to redeemable preferred unit holders	(1,198)	(4,792)	(8,789)	(14,219)
Distributions to noncontrolling interests	(868)	(868)	(2,575)	(2,551)
Preferred units redemption premium	(1,131)	—	(8,560)	—
FFO, adjusted for redeemable preferred and noncontrolling interest distributions and preferred units redemption premium	$33,147	$13,750	$57,748	$29,536
Reconciliation of FFO to MFFO:
Adjusted FFO	$33,147	$13,750	$57,748	$29,536
Adjustments:
Acquisition fees and expenses to non-affiliates	288	596	1,133	3,482
Acquisition fees and expenses to affiliates	6,206	5,742	28,477	22,657
Revenues in excess of cash received (straight-line rents)	(4,932)	(3,053)	(11,368)	(8,119)
Amortization of above/(below) market rent	(1,092)	(552)	(2,147)	233
Amortization of ground leasehold interests (below market)	7	7	21	20
Revenues in excess of cash received (financed termination fee)	—	—	—	(7,125)
Financed termination fee payments received	267	253	790	793
Loss on extinguishment of debt - write-off of deferred financing costs	1,367	—	1,367	1,755
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(244)	(89)	(911)	(100)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	750	5	2,250	16
Preferred units redemption premium	1,131	—	8,560	—
MFFO to common stockholders	$36,895	$16,659	$85,920	$43,148

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Term Loan (July 2015) and Unsecured Revolver (July 2015), both of which are a component of the Unsecured Credit Facility (July 2015) and property secured mortgage loans discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest any proceeds from our Follow-On Offering not deployed into certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility (May 2014)
On May 8, 2014, we, through our Operating Partnership, entered into an unsecured credit agreement (the "Unsecured Credit Agreement (May 2014)") co-led by KeyBank National Association ("KeyBank") and Bank of America, N.A. ("Bank of America") with KeyBank as administrative agent and Bank of America as syndication agent, along with a syndicate of lenders. Pursuant to the Unsecured Credit Agreement (May 2014), we were provided with a $750.0 million senior unsecured credit facility (the "Unsecured Credit Facility (May 2014)"), consisting of a $450.0 million senior unsecured revolver (the "Unsecured Revolver (May 2014)") and a $300.0 million senior unsecured term loan (the "Unsecured Term Loan (May 2014)"). The Unsecured Credit Facility (May 2014) could be increased up to $500.0 million for a maximum of $1.25 billion by increasing the Unsecured Revolver (May 2014), the Unsecured Term Loan (May 2014) or a combination of both.
The Unsecured Credit Facility (May 2014) was retired in full on July 20, 2015, and we entered into the Unsecured Credit Facility (July 2015).
Unsecured Credit Facility (July 2015)
On July 20, 2015, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter.
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
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, a portfolio of 18 properties, our Operating Partnership entered into a purchase agreement with an affiliate (the "Preferred Equity Investor") of Starwood Property Trust ("Starwood"), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the "Preferred Units") of our Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions at a rate of LIBO plus 7.25% per annum of the Liquidation Preference per Preferred Unit through October 31, 2015. At all times, LIBOR will be subject to a minimum floor of 0.25%.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at any time. The redemption price for the Preferred Units will be equal to the sum of (i) $10.28 per Preferred Unit, plus all accumulated and unpaid distributions (the "Liquidation Preference"); (ii) 1.81% of the Liquidation Preference; and (iii) all accumulated and unpaid distributions through the date of redemption, plus interest thereon. Pursuant to the terms of the purchase agreement, on May 14, 2015, we, through our Operating Partnership, exercised our right to redeem 75% of the outstanding Preferred Units. We recognized a redemption charge of $7.4 million during the nine months ended September 30, 2015, including the write-off of original issuance costs of approximately $4.0 million related to the Preferred Units.
There were 6,079,766 Series A Cumulative Exchangeable Preferred Units outstanding at September 30, 2015. On October 23, 2015, we, through our Operating Partnership, notified Starwood of our intention to redeem the remaining outstanding shares as of November 5, 2015. As as result, we adjusted the carrying amount of the Preferred Units to include a redemption charge of approximately $1.1 million during the three months ended September 30, 2015. As of November 5, 2015, all the Preferred Units were fully redeemed.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2015 DRP Offering and , income from operations.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our 2015 DRP Offering, operating cash flows generated from our properties, and draws from our credit facility. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.
Our cash and cash equivalent balances decreased by approximately $40.7 million during the nine months ended September 30, 2015 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the nine months ended September 30, 2015 increased to $64.2 million, compared to $47.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2015 increased by $27.3 million to $62.8 million, compared to $35.5 million for the nine months ended September 30, 2014. The increase is primarily related to the acquisition of 31 properties from January 1, 2014 through September 30, 2015, partially offset by the sale of three non-strategic properties over the same period.
Investing Activities. During the nine months ended September 30, 2015, we used $374.4 million in cash for investing activities, compared to $664.0 million used during the same period in 2014. The $289.6 million decrease in cash used in investing activities is related to the following:

•	$226.1 million decrease in cash used to acquire properties;

•	$68.4 million decrease for the investment in an unconsolidated entity;

•	$7.5 million decrease related to the investment in a land development joint venture, of which there was none in the current period;

•	$5.6 million increase in distributions from the investment in unconsolidated entities primarily related to the Digital Realty joint venture, which was entered into on September 9, 2014;

•	$8.6 million in cash assumed through the SOR Merger;

•
$11.0 million related to the proceeds held by a third party intermediary from the sale of the Will Partners property, as discussed in Note 3, Real Estate, to the consolidated financial statements, which will be released to us upon completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the One Century Place property, which is expected to close in the fourth quarter of 2015;

•	$34.9 million related to the proceeds received from the sale of the College Park and Will Partners properties; offset by

•	a $45.0 million increase related to payments for construction-in-progress and tenant improvements; and

•	$5.6 million increase in acquisition deposits.
Financing Activities. During the nine months ended September 30, 2015, we generated $269.5 million in financing activities, compared to $759.6 million generated during the same period in 2014, a decrease in cash provided by financing activities of $490.1 million which is comprised of the following:

•	a $702.1 million decrease in proceeds from the issuance of common stock, net of the decrease in offering costs and repurchases of common stock, during the nine months ended September 30, 2015;

•	a $13.8 million increase in distribution payments to common stockholders due to an increase in shares issued; and

•	$190.9 million for the Preferred Units repurchase; offset by

•
a $413.8 million increase in net proceeds from borrowings, in connection with the acquisitions made during the current period, the 75% redemption of the Preferred Units, and the pay-off of the SOR debt simultaneously with the SOR Merger; and

•	a $4.3 million decrease in distributions to the Preferred Unit Investor as a result of the 75% redemption made in May 2015.
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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Public Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2015 (dollars in thousands, except share data):

			Distributions Paid (3)
Period	Distributions Declared (1) (4)	Distributions Declared Per Common Share (1)(2)	Cash (4)	Reinvested	Total	Cash Flow from Operating Activities
First Quarter 2015	$27,794	$0.17	$14,819	$12,896	$27,715	$18,518
Second Quarter 2015	$31,526	$0.17	$18,099	$13,055	$31,154	$14,287
Third Quarter 2015	$33,627	$0.17	$18,452	$13,303	$31,755	$31,400

(1)	Distributions for the period from January 1, 2015 through September 30, 2015 were based on daily record dates and were calculated at a rate of $0.001901096 per share per day.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions for all record dates of a given month are paid on a monthly basis, on or about the first business day of the following month.

(4)
Includes distributions paid to noncontrolling interests and preferred unit holders, including the Liquidation Preference related to the redemption of the Preferred Units on May 14, 2015 and November 5, 2015.

For the nine months ended September 30, 2015, we paid and declared distributions of approximately $77.0 million to common stockholders including shares issued pursuant to the DRP, and approximately $15.9 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO, adjusted for redeemable preferred and noncontrolling interest distributions, and MFFO to common stockholders for the nine months ended September 30, 2015 of $57.7 million and $85.9 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019		Thereafter
Outstanding debt obligations (1)	$1,315,557	$712	$62,994	$28,681	(4)	$1,223,170
Interest on outstanding debt obligations (2)	188,913	6,942	56,410	51,957		73,604
Interest rate swaps (3)	40,900	1,590	21,263	14,919		3,128
Ground lease obligations	35,065	45	378	396		34,246
Total	$1,580,435	$9,289	$141,045	$95,953		$1,334,148

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium of $1.6 million.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2015. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at September 30, 2015.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate.

(4)	Amount includes payment of the balance of the TW Telecom Loan which matures in 2019.

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 12, Subsequent Events, to the consolidated financial statements.
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
As of September 30, 2015, our debt consisted of (1) long term fixed-rate mortgage loans of approximately $324.0 million, secured by real estate, which include $1.6 million in debt premiums; (2) the Revolver Loan (July 2015) of $353.2 million; and (3) the Term Loan (July 2015) of $640.0 million.
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
On July 9, 2015, we executed three interest rate swap contracts to hedge the variable cash flows associated with certain existing LIBOR-based variable-rate debt, including our Unsecured Credit Facility (July 2015). The first interest rate swap contract is effective for the period from July 9, 2015 to July 1, 2020 with a notional amount of $425.0 million at a fixed rate of 1.687%. The second interest rate swap contract is effective for the period from January 1, 2016 to July 1, 2018 with a notional amount of $300.0 million at a fixed rate of 1.320%. The third interest rate swap contract is effective for the period from July 1, 2016 to July 1, 2018 with a notional amount of $100.0 million at a fixed rate of 1.495%.
Unsecured Credit Facility (July 2015)
On July 20, 2015, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter. If the LIBO Rate increased by 1.00%, the interest expense on the Revolver Loan (July 2015) and Term Loan (July 2015), including the effect of our interest rate swap agreements, would have potentially increased by approximately $1.7 million and $2.0 million, respectively, for the nine months ended September 30, 2015.
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
TW Telecom Mortgage Debt
In conjunction with the acquisition of the TW Telecom property, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Mutual of Omaha Bank. The TW Telecom Loan has an interest rate based on the LIBO Rate plus 2.45% adjusted on the first banking day of each month. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the TW Telecom Loan is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the TW Telecom Loan would have potentially increased by approximately $0.2 million for the nine months ended September 30, 2015.
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
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, a portfolio of 18 properties, our Operating Partnership entered into a purchase agreement with an affiliate (the "Preferred Equity Investor") of Starwood Property Trust ("Starwood"), pursuant to which Starwood provided a $250.0 million equity investment in our Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the "Preferred Units") of our Operating Partnership. The Preferred Equity Investor is entitled to monthly distributions at a rate of LIBO plus 7.25% per annum of the Liquidation Preference per Preferred Unit through October 31, 2015. At all times, LIBOR will be subject to a minimum floor of 0.25%.
There were 6,079,766 Series A Cumulative Exchangeable Preferred Units outstanding at September 30, 2015. On October 23, 2015, we, through our Operating Partnership, notified Starwood of our intention to redeem the remaining outstanding shares as of November 5, 2015. As as result, we adjusted the carrying amount of the Preferred Units to include a redemption charge of approximately $1.1 million during the three months ended September 30, 2015. As of November 5, 2015, all the Preferred Units were fully redeemed.
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $1.2 million for the nine months ended September 30, 2015.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In determining NAV per share, we relied upon a valuation of our properties as of September 30, 2015. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of September 30, 2015. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered 82.5 million shares of our common stock in our Initial Public Offering (SEC File No. 333-159167, effective November 6, 2009), of which we registered 75.0 million shares to be offered to the public in our primary offering at an offering price of $10.00 per share (later revised to $10.28 per share) and 7.5 million shares to be offered to investors pursuant to our DRP at $9.50 per share (later revised to approximately $9.77 per share). Our Initial Public Offering was terminated on April 25, 2013. On April 26, 2013, we registered and began to offer $1.0 billion in shares of our common stock in our Follow-On Offering (SEC File No. 333-183614) at $10.28 per share and the DRP reflected a price equal to 95% of the share offering price, or approximately $9.77 per share. On April 22, 2014, we announced that we were no longer accepting subscriptions in our Follow-On Offering, as we expected to reach the maximum offering amount following our transfer agent's reconciliation of pending subscriptions. On May 7, 2014, we filed a Registration Statement on Form S-3 (SEC File No. 333-195765) for the registration of $75.0 million in shares for sale pursuant to the DRP Offering (the “2014 DRP Offering”). On December 15, 2014, we announced a revised offering price for shares pursuant to the DRP Offering of $10.40 per share, effective December 27, 2014.

On September 22, 2015, we filed a Registration Statement on Form S-3 (SEC File No. 333-207075) for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering filed on May 7, 2014. The 2015 DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. Our equity raise pursuant to the Public Offerings and the DRP Offerings as of September 30, 2015 resulted in the following (in thousands, except share amounts):

Common shares issued in our Initial Offering (including shares issued in our DRP)	19,200,570
Common shares issued in our Follow-On Offering (including shares issued in our DRP)	107,144,337
Common shares issued pursuant to our DRP Offerings	7,300,499
Common shares redeemed pursuant to our SRP for our Initial and Follow-On Offerings	(908,649)
Total common shares outstanding in our Initial, Follow-On and DRP Offerings	132,736,757

Gross proceeds from our Initial Offering (including our DRP)	191,523
Gross proceeds from our Follow-On Offering (including our DRP)	1,097,950
Gross proceeds from shares issued pursuant to our DRP Offerings	73,972
Total gross proceeds from our Initial, Follow-On and DRP Offerings	1,363,445
Redemption of common shares pursuant to our SRP for the Initial and Follow-On Offerings	(8,928)
Selling commissions and dealer manager fees paid	(123,638)
Reimbursement to our Advisor of O&O costs paid	(5,413)
Proceeds from our Initial, Follow-On and DRP Offerings	$1,225,466
The net offering proceeds raised in our Initial, Follow-On and DRP Offerings were used primarily to fund:

•	Repayment of mezzanine, bridge, term and credit facility debt of $416.4 million;

•	Payment of deferred financing costs of $18.1 million;

•	Acquisition of real property and investment in joint ventures of $726.5 million; and

•	Acquisition fees paid to the Advisor of $79.8 million.

(c)
As noted in Note 8, Equity – Share Redemption Program, in the notes to the financial statements contained in this report, our board of directors adopted a share redemption program on February 20, 2009, which enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited as described in Note 8.

As of September 30, 2015 and December 31, 2014, $96.9 million and $57.7 million in shares of common stock, respectively, were eligible for redemption, of which $8.4 million and $1.2 million, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, we redeemed 552,750 shares of common stock for approximately $5.4 million at a weighted average price per share of $9.81. Since inception through September 30, 2015, we redeemed 908,649 shares of common stock for approximately $8.9 million at a weighted average price per share of $9.83 pursuant to the SRP. As of September 30, 2015, there were 845,051 shares totaling $8.4 million subject to redemption requests. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended September 30, 2015, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed (1)	Average Price Paid per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2015	244,312	$9.81	244,312	(2)
August 31, 2015	—	N/A	—	—
September 30, 2015	—	N/A	—	—

(1)	Net of redemption cancellations of 10,360 and 9,728 shares processed in August 2015 and September 2015, respectively.

(2)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 8, Equity, to the consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2
Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on September 22, 2015, Commission File No. 333-207075

10.1	DreamWorks Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.2	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.3	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.4	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.5	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.6	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 10, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)