Form 10-K
period 2015-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2016-03-10
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $1,806,641,574 assuming a market value of $10.40 per share, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2016, there were 175,381,269 outstanding shares of common stock of the registrant.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the “SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), which was formed on August 27, 2008. Griffin Capital Asset Management Company, LLC ("GAMCO," formerly known as Griffin Capital REIT Holdings, LLC) is the sole member of the Advisor, and Griffin Capital, LLC ("GC") is the sole member of GAMCO. We entered into an advisory agreement for the Public Offerings (as defined below) (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. The officers of the Advisor are also officers of Griffin Capital Corporation, a California corporation (the "Sponsor"). The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by our board of directors.
On February 20, 2009, we commenced a private offering to accredited investors only pursuant to a confidential private placement memorandum. On May 6, 2009, we satisfied our minimum offering requirement and commenced operations. We declared our first distribution to stockholders in the second quarter of 2009, which was paid on June 15, 2009.
We terminated our private offering on November 6, 2009 and began our initial offering to the public of a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares of common stock at an initial price of $10.00 per share (the "Primary Public Offering") and 7,500,000 shares at an initial price of $9.50 per share pursuant to our distribution reinvestment plan ("DRP") (together with the Primary Public Offering, our "Initial Public Offering"). On April 25, 2013, we terminated our Initial Public Offering, having issued approximately 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million, including 585,533 shares, or $5.6 million, issued pursuant to the DRP.
On April 26, 2013, we began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97,200,000 shares at $10.28 per share in the primary offering (the "Primary Follow-On Offering" and together with the Primary Public Offering, the "Primary Public Offerings") and $100.0 million in shares of common stock, consisting of approximately 10,200,000 shares pursuant to the DRP at a price equal to 95% of the share price, which was approximately $9.77 per share (together with the Primary Follow-On Offering, the "Follow-On Offering" and, collectively with the Initial Public Offering, the "Public Offerings"). On April 22, 2014, we announced that we were no longer accepting subscriptions in the Follow-On Offering, as we expected to reach the maximum amount of offering proceeds. We issued 107,144,337 total shares of our common stock for gross proceeds of approximately $1.1 billion in our Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the "2014 DRP Offering"). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the "2015 DRP Offering" and together with the 2014 DRP Offering, the "DRP Offerings") and terminated the 2014 DRP Offering. In connection with our DRP Offerings, we had issued 8,579,699 shares of our common stock for gross proceeds of approximately $87.3 million through December 31, 2015. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
On November 21, 2014, we and one of our wholly-owned subsidiaries ("Merger Sub") entered into a merger agreement with Signature Office REIT, Inc. ("SOR"). In connection with the merger (the "SOR Merger"), (1) SOR merged into Merger Sub, and (2) each share of common stock of SOR issued and outstanding was converted into 2.04 shares ("Merger Consideration") of our common stock. On June 10, 2015, we issued approximately 41,800,000 shares of common stock upon the consummation of the SOR Merger. The assets and liabilities of SOR are included in our consolidated financial statements as of the closing date, June 10, 2015. See Note 3, Real Estate, to the consolidated financial statements for further discussion.
On October 22, 2015, our board of directors (the "Board"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the "Nominating and Corporate Governance Committee") comprised solely of independent directors, approved an estimated value per share of our common stock of $10.40 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013, in addition to guidance from the SEC. For a detailed description of how we determined the NAV, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since our inception and through December 31, 2015, we had redeemed 1,753,700 shares of common stock for approximately $17.3 million at a weighted average price per share of $9.88 pursuant to our share redemption program ("SRP").
As of December 31, 2015, we owned 74 properties in 20 states, encompassing approximately 18.6 million rentable square feet, which include the properties acquired in connection with our merger with SOR. For information about acquisitions and revenue concentration by geographical location and industry, see Item 2, Properties.
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

Our sponsor has been acquiring single tenant business essential properties for two decades. Our sponsor’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit characteristics of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.
We will seek to provide stockholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant business essential assets;

•	a clear alignment of interests between management and investors, as certain affiliates of our sponsor invested over $26 million in our portfolio by contributing certain properties to us;

•	stable cash flow backed by a portfolio of single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes the responsibility for these costs;

•	contractual lease rate increases enabling distribution growth and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.
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

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	tenant's and property's historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.
There is no limitation on the number, size, or type of properties that we may acquire. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the funds available to us for the purchase of real estate. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.
Description of Leases
We, in most instances, have acquired single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, property services and building repairs related to the property, in addition to the lease payments. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. There are various forms of net leases, typically classified as triple-net or absolute triple-net. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. However, often times in triple-net leases certain capital expenditure costs are not paid for by the tenants (such as roof and structure costs). Absolute triple-net leases are those that require tenants to pay for all the costs in a triple-net lease as well as all the capital costs associated with a property.
To the extent we acquire multi-tenant properties, we have, and expect to have, a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant, and we cannot predict at this time the exact terms of any future leases into which we will enter. We weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property, and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which may reduce the amount of operating cash flow available for future investments.
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
Our Borrowing Strategy and Policies
We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties or underlying owner entities. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares, or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. At this time, we intend to maintain a leverage ratio of less than 50% to real estate net book value. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2015, our leverage ratio (which we define as our debt as a percentage of the net book value of our real estate) was approximately 54%.
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
We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor, or other persons.

Insurance on Properties
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
Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our property managers.
Conditions to Closing Acquisitions
We intend to obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	appraisal reports;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.

Joint Venture Investments
We may acquire properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations, such as Delaware Statutory Trusts (DSTs), with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the Advisor uses to evaluate other real estate investments.
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
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions, and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.
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
Properties owned through a DST format where our sponsor, or its executive officers, owns a 10% economic interest or less. For these situations, we typically will have the option to acquire the balance of the interests in the DST from the other investors after one year from the initial sale to one of the DST investors. If our board determines to acquire those interests, we will obtain an independent third party appraisal on the property. We intend to acquire the interests in the DST based on such appraisal. The DST investors will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, (b) exchange their DST interests for limited partnership units in our operating partnership, or (c) elect to retain their interest in the DST interests. In certain circumstances, the DST investors may only have options (a) and (b) available depending upon the nature and structure of the underlying transaction and the financing related thereto.
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
We have incurred operating losses in the past and have an accumulated deficit, and may incur operating losses in the future. We had net income of $15.6 million and $0.01 million for the fiscal years ended December 31, 2015 and 2014, respectively. We incurred a net loss of $24.5 million for the fiscal year ended December 31, 2013. Our accumulated deficit was approximately $55.0 million, $51.3 million, and $32.6 million as of December 31, 2015, 2014, and 2013, respectively.
We have paid a portion of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2015, we funded 90% of our distributions using cash flows from operations as shown on the statement of cash flows and 10% of our distributions using offering proceeds. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy, below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to secure properties with leases or originate leases that generate rents to exceed our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With limited prior operating history, we cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares including under our share redemption program.

There is currently no public market for our shares and there may never be one. Our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards, which includes owning the stock for at least one year. Our charter also prohibits the ownership of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
In determining net asset value, or NAV, per share, we relied upon a valuation of our properties as of September 30, 2015. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
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
Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
Our net asset value per share was based on an estimate of the value of our properties - consisting principally of illiquid commercial real estate - as of September 30, 2015. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our properties as of September 30, 2015 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our net asset value per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Joseph E. Miller, David C. Rupert, Mary P. Higgins, Howard S. Hirsch, Don G. Pescara, and Julie A. Treinen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
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
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate programs affiliated with our sponsor, including Griffin Capital Essential Asset REIT II, Inc. (“GCEAR II”) and Griffin-American Healthcare REIT III, Inc. (“GAHR III”), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-American Healthcare REIT IV, Inc. (“GAHR IV”), a non-traded real estate investment trust in registration as of December 31, 2015, Griffin-Benefit Street Partners BDC Corp. (“GB-BDC”), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund (“GIREX”), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.
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
We may be buying properties at the same time as one or more of the other programs currently managed by officers and key personnel of our Advisor. Our sponsor, Advisor and its affiliates are actively involved in 11 other affiliated real estate programs, including GCEAR II, GAHR III, and GAHR IV, tenant in common programs and other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.
We may face a conflict of interest when purchasing properties from affiliates of our Advisor.
As of December 31, 2015, we have acquired seven of our properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our Executive Vice President, David C. Rupert and our Vice President - Acquisitions, Don Pescara, along with several third party investors. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our Advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities.

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
In connection with the contribution of seven of our properties from certain affiliates of our sponsor and several other third party investors, we have entered into tax protection agreements with the contributors. These agreements obligate our Operating Partnership to reimburse the contributors for tax liabilities resulting from their recognition of income or gain if we cause our Operating Partnership to take certain actions with respect to the various properties, the result of which causes income or gain to the contributors for a period subsequent to the contribution of such property as specified in the tax protection agreement. As a result, we may face conflicts of interest if affiliates of our Advisor and sponsor recommend that we sell one of these properties, the result of which could cause our Operating Partnership to provide reimbursements under the tax protection agreements if we do not reinvest the proceeds of the sale pursuant to Section 1031 of the Code or any other tax deferred investment.
Our Advisor will face conflicts of interest relating to the incentive distribution structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition and management of our properties pursuant to our advisory agreement. In addition, our Advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. While certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, our Executive Vice President and our Vice President - Acquisitions, have an equity interest in our Operating Partnership through the contribution of certain of our properties, our Advisor is entitled to receive substantial minimum compensation regardless of performance. Therefore, our Advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to greater fees. In addition, our Advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
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
We may enter into joint ventures with other programs sponsored by our sponsor, including other REITs, for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by our sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer, and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders investment.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Nelson Mullins Riley & Scarborough LLP ("Nelson Mullins") acts as legal counsel to us and also represents our sponsor, our Advisor, and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
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

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2015, we owned 74 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to registration under the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our DRP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding payment obligation as set forth under our operating partnership agreement, (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (7) issue preferred units, existing stockholders and investors purchasing shares in our DRP Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2015, we had 175,184,519 shares of common stock issued and outstanding, and we owned approximately 97% of the limited partnership units of the Operating Partnership. Our sponsor and certain of its affiliates owned approximately 1% of the limited partnership units of the Operating Partnership, and the remaining approximately 2% of the limited partnership units were owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $7.86 as of December 31, 2015 as compared to our offering price per share pursuant to our DRP Offering of $10.40. Therefore, upon a purchase of our shares in the DRP Offering, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of commissions and/or expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.
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
Our tenant leases are set to expire as shown below (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)(1)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2016	$903	3	91,700	0.4%
2017	9,642	6	560,900	4.2%
2018	24,017	11	2,507,800	10.4%
2019	27,187	9	1,556,900	11.8%
2020	19,503	10	1,668,000	8.5%
2021	11,196	7	1,106,500	4.9%
2022	15,513	9	1,315,300	6.8%
2023	17,641	7	1,278,200	7.7%
2024	27,022	12	2,980,700	11.8%
2025	20,313	8	1,479,700	8.8%
2026	14,299	5	851,000	6.2%
2027	7,565	3	359,800	3.3%
2028	2,376	1	231,400	1.0%
2029	6,472	1	249,400	2.8%
2030	12,858	2	1,931,400	5.6%
2035	13,335	1	459,800	5.8%
Total	$229,842	95	18,628,500	100.0%

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

We may experience similar concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may be re-leased on terms less favorable than those of the expiring leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space, our stockholders may suffer a loss on their investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on terms similar to or more favorable than the terms of the expiring lease. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we may have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.
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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2015, approximately 15.5% and 13.7% of our total rental income, based on the 12-month period subsequent to December 31, 2015, was concentrated in the states of California and Texas, respectively. Additionally, as of December 31, 2015, approximately 26.7%, 23.1%, and 19.6% of our total rental income, based on the 12-month period subsequent to December 31, 2015, was concentrated in the manufacturing, finance and insurance, and information industries, respectively.
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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio consists of single-tenant commercial and industrial properties, we are subject to risks inherent in investments in a single tenant properties in which we rely on the payment of rent from an individual tenant, and our results of operations are sensitive to changes in overall economic conditions that impact the tenant's business and on-going cash flow that can cause the tenant to cease making rental payments. A continuation of, or slow recovery from, ongoing adverse domestic and foreign economic conditions, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could continue to negatively impact a tenant's business resulting in insufficient cash flow to continue as a going-concern and ultimately the vacating of the occupied property. Such circumstances will have a direct impact on our cash flow from operations and cause us to incur costs, such as on-going maintenance during vacancy and leasing costs, that could have an impact to continue the payment of distributions to our shareholders.
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
All real property we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health, safety and fire. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
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
Risks Associated with Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank, National Association ("KeyBank") and other syndication partners, or our loan agreements with certain other lenders, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.
We entered into an unsecured credit facility with KeyBank and a syndicate of lenders partners under which we were provided with a $1.14 billion senior unsecured credit facility consisting of a $500.0 million senior unsecured revolver and a $640.0 million senior unsecured term loan.
The credit facility requires that we must maintain a pool of real properties, which is subject to the following requirements: (i) no less than 30 unencumbered asset pool properties at all times; (ii) no greater than 15% of the unencumbered asset pool value may be contributed by any single unencumbered asset pool property; (iii) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties subject to ground leases; (iv) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties that are under development; (v) a minimum weighted average occupancy of all unencumbered asset pool properties be no less than 90%; (vi) minimum weighted average remaining lease term for all unencumbered properties shall be no less than five years; and (vii) other limitations as determined by KeyBank upon further diligence of the unencumbered asset pool properties. Upon the occurrence of certain events described further in the KeyBank credit facility agreement, KeyBank may require the borrower to grant a first perfected mortgage/deed of trust lien on each of the unencumbered asset pool properties.
The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum consolidated leverage ratio (60% or, for a maximum of two consecutive quarters following a material acquisition, 65%), a minimum fixed charge ratio (1.5 to 1), a maximum secured debt ratio (40%), a maximum secured recourse debt ratio (5%), a maximum unhedged variable rate debt (30%), and minimum tangible net worth of at least approximately $1.2 billion plus 75% of the net proceeds of any common or preferred share issuance after the effective date and 75% of the amount of units of limited partnership interest in our Operating Partnership issued in connection with the contribution of properties, a maximum payout ratio of 95% of distribution to core funds from operations, minimum unsecured interest coverage ratio (2 to 1).
If we were to default under the KeyBank credit facility agreement, the lenders could accelerate the date for our repayment of the loan, and could sue to enforce the terms of the loan. In addition, upon the occurrence of certain events described further in the KeyBank credit facility agreement, the lenders may have the ability to place a first mortgage on certain of the properties in the unencumbered asset pool, and could ultimately foreclose on such properties. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.
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
Increases in interest rates would increase the amount of our debt payments and adversely affect our ability to make distributions to you.
We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs, which would likely reduce our cash flows and our ability to make distributions to you. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
As of December 31, 2015, we owned a fee simple interest in 74 properties, as shown in the table below, encompassing approximately 18.6 million rentable square feet (dollar amounts shown in thousands) and an 80% interest in an unconsolidated joint venture, as discussed in footnote 6 below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee(1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (2) (Unaudited)
Renfro	Clinton, SC	Renfro Corp	6/18/2009	$21,700	566,500	100%	100%	Manufacturing/ Distribution	2021	$2,078
Plainfield	Plainfield, IL	Chicago Bridge & Iron Company (Delaware)	6/18/2009	32,660	176,000	100%	100%	Office/Laboratory	2022	2,681
Emporia Partners	Emporia, KS	Hopkins Enterprises, Inc.	8/27/2010	8,360	320,800	100%	100%	Manufacturing/ Distribution	2020	949
ITT	Los Angeles, CA	ITT Educational Services, Inc.	9/23/2010	7,800	35,800	100%	100%	Office	2022	573
Quad/Graphics	Loveland, CO	World Color (USA), LLC	12/30/2010	11,850	169,800	100%	100%	Printing Facility/ Office	2022	1,216
AT&T	Redmond, WA	AT&T Services, Inc.	1/31/2012	40,000	155,800	100%	100%	Office/ Data Center	2019	3,311
Westinghouse	Cranberry Township, PA	Westinghouse Electric Company, LLC	3/22/2012	36,200	118,000	100%	100%	Engineering Facility	2025	3,005
TransDigm	Whippany, NJ	Whippany Actuation Systems, LLC	5/31/2012	13,000	114,300	100%	100%	Assembly/ Manufacturing	2018	1,189
Travelers	Greenwood Village, CO	Travelers Indemnity	6/29/2012	16,100	131,000	100%	100%	Office	2024	1,428
Zeller Plastik	Libertyville, IL	Zeller Plastik USA, Inc.	11/8/2012	15,600	193,700	100%	100%	Manufacturing	2022	1,339
Northrop Grumman	Beavercreek (Dayton), OH	Northrop Grumman Systems Corp.	11/13/2012	17,000	99,200	100%	100%	Office	2019	1,510
Health Net	Rancho Cordova, CA	Health Net of California, Inc.	12/18/2012	22,650	145,900	100%	100%	Office	2022	2,219
Comcast	Greenwood Village, CO	Comcast Cable Holdings, LLC	1/11/2013	27,000	157,300	100%	100%	Office	2021	2,416
Boeing	Renton, WA	The Boeing Company	2/15/2013	12,000	70,100	100%	100%	Office	2017	1,046
Schlumberger	Houston, TX	Schlumberger Technology Corporation	5/1/2013	48,750	149,700	100%	100%	Office	2024	3,163
UTC	Charlotte, NC	United Technologies Corporation ("UTC")	5/3/2013	39,188	198,900	100%	100%	Office	2025	2,677
Avnet	Chandler, AZ	Avnet, Inc.	5/29/2013	32,462	231,400	100%	100%	Research & Development/Flex Facility	2028	2,376

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee(1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (2) (Unaudited)
Cigna	Phoenix, AZ	Connecticut General Life Insurance Company	6/20/2013	54,500	232,600	100%	100%	Office	2023	3,788
Nokia	Arlington Heights, IL	Nokia Solutions & Networks	8/13/2013	29,540	214,200	100%	100%	Office	2025	2,292
Verizon	Warren, NJ	Cellco Partnership d/b/a Verizon Wireless	10/3/2013	40,000	210,500	100%	100%	Office	2020	3,544
Fox Head	Irvine, CA	Fox Head, Inc.	10/29/2013	27,250	81,600	100%	100%	Office	2027	1,898
Coca-Cola Refreshments	Atlanta, GA	Coca-Cola Refreshments USA	11/5/2013	56,700	315,900	98%	100%	Office	2018	4,996
Atlanta Wildwood	Atlanta, GA	Hyundai Capital USA/BlueLinx	11/5/2013	28,000	250,000	60%	100%	Office	2019	3,306
General Electric (3)	Atlanta, GA	General Electric Company	11/5/2013	61,000	265,100	100%	100%	Office	2025	4,434
Community Insurance	Mason, OH	Community Insurance Company	11/5/2013	23,500	223,500	100%	100%	Office	2019	2,523
Anthem	Mason, OH	Anthem Prescription Management	11/5/2013	9,500	78,200	100%	100%	Office	2019	939
JPMorgan Chase	Westerville, OH	JPMorgan Chase	11/5/2013	44,500	388,700	100%	100%	Office	2025	3,209
IBM	Dublin, OH	IBM	11/5/2013	37,300	322,700	88%	100%	Office	2020	4,263
Aetna	Arlington, TX	Aetna Life Insurance Company	11/5/2013	16,000	139,400	87%	98%	Office	2020	1,501
CHRISTUS Health	Irving, TX	CHRISTUS Health	11/5/2013	46,350	253,300	98%	100%	Office	2024	3,470
Roush Industries	Allen Park, MI	Roush Industries	11/5/2013	12,250	169,200	100%	100%	Office	2020	1,377
Wells Fargo	Milwaukee, WI	Molina Healthcare of Wisconsin, Inc.	11/5/2013	26,000	229,600	54%	67%	Office	2022	438
One Century Place	Nashville, TN	Willis North America	11/5/2013	70,000	538,800	33%	99%	Office	2026	6,730
Shire Pharmaceuticals	Wayne, PA	Shire Pharmaceuticals, Inc.	11/5/2013	21,500	114,100	100%	100%	Office	2017	2,366
Comcast (Northpointe Corporate Center I)	Lynwood, WA	Comcast Corporation	11/5/2013	19,825	87,400	100%	100%	Office	2017	1,838
Northpointe Corporate Center II	Lynwood, WA	Intermec Technologies Corporation	11/5/2013	7,175	70,400	100%	100%	Office	2024	1,136
United HealthCare	St. Louis, MO	United HealthCare Services	11/5/2013	28,000	188,500	100%	100%	Office	2018	2,866

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee(1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (2) (Unaudited)
Farmers (3)	Kansas City, KS	Farmers Insurance Exchange	12/27/2013	19,100	102,000	100%	100%	Office	2024	1,454
Caterpillar	Joliet, IL	Caterpillar, Inc.	1/7/2014	57,000	1,380,100	100%	100%	Industrial	2018	6,119
DigitalGlobe	Westminster, CO	DigitalGlobe, Inc.	1/14/2014	92,000	430,000	100%	100%	Office	2030	6,420
Waste Management (4)	Phoenix, AZ	Waste Management of AZ	1/16/2014	22,825	131,800	100%	100%	Office	2023	1,829
BT Infonet	El Segundo, CA	Infonet Services Corporation	2/27/2014	52,669	157,000	100%	100%	Office	2021	4,275
Wyndham Worldwide	Parsippany, NJ	Wyndham Worldwide Operations, Inc.	4/23/2014	96,600	249,400	100%	100%	Office	2029	6,472
Ace Hardware	Oak Brook, IL	Ace Hardware Corporate HQ	4/24/2014	37,000	206,000	100%	100%	Office	2024	2,833
Equifax I	St. Louis, MO	Equifax, Inc.	5/20/2014	14,200	94,000	100%	100%	Office	2023	1,175
American Express	Phoenix, AZ	American Express Travel Related Services Co.	5/22/2014	51,000	337,400	100%	100%	Office	2019	3,865
SoftBank	San Carlos, CA	SoftBank Regional HQ	5/28/2014	90,100	207,900	50%	100%	Office	2020	6,869
Vanguard	Charlotte, NC	The Vanguard Group, Inc.	6/19/2014	33,200	224,600	100%	100%	Office	2024	2,483
Parallon	Largo (Tampa Bay), FL	Parallon Business Performance Group	6/25/2014	17,235	83,200	100%	100%	Office	2025	1,216
Level 3 (5)	Lone Tree, CO	Level 3 Communications, Inc.	8/1/2014	43,000	166,700	100%	100%	Office	2024	2,985
Equifax II	Earth City, MO	Equifax, Inc.	10/1/2014	13,916	99,300	100%	100%	Office	2024	1,110
Mason I	Mason, OH	Community Insurance Company	11/7/2014	22,500	213,000	100%	100%	Office	2026	1,573
Wells Fargo	Charlotte, NC	Wells Fargo Bank, N.A.	12/15/2014	41,486	155,600	100%	100%	Office	2025	2,703
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	66,000	409,800	100%	100%	Office	2020	4,928
Westgate III	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000	225,500	100%	100%	Office	2026	4,912
Lisle	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	94,400	100%	100%	Office	2021	1,481
Bloomingdale	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	7,450	71,100	98%	98%	Office	2018	1,296
Columbia	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	200,600	84%	85%	Office	2019	4,413

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased by Major Lessee(1)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (2) (Unaudited)
Denver	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	182,900	97%	97%	Office	2027	3,861
Columbus	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	164,600	100%	100%	Office	2022	2,288
Miramar	Miramar, FL	Humana Medical Plan, Inc.	6/10/2015	24,600	96,400	100%	100%	Office	2023	1,878
Irving Carpenter	Irving, TX	NEC Corporation of America	6/10/2015	23,500	119,600	100%	100%	Office	2026	1,293
Frisco	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,250	284,200	90%	97%	Office	2017	4,314
Houston Westway II	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	242,400	77%	100%	Office	2022	5,663
Houston Westway I	Houston, TX	Cameron Solutions, Inc.	6/10/2015	37,700	144,000	89%	100%	Office	2018	2,781
Atlanta Perimeter	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	584,800	86%	90%	Office	2023	7,137
Herndon	Herndon, VA	Time Warner Cable, Inc.	6/10/2015	87,300	268,200	100%	100%	Office	2019	7,028
Deerfield	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	171,900	55%	100%	Office	2027	2,771
DreamWorks	Glendale, CA	DreamWorks Animation SKG, Inc.	7/21/2015	215,000	459,800	100%	100%	Office	2035	13,335
Restoration Hardware	Patterson, CA	Restoration Hardware, Inc.	8/15/2015	99,850	1,501,400	100%	100%	Industrial	2030	6,438
Highway 94	Jefferson City, MO	ABB, Inc.	11/6/2015	31,940	660,000	100%	100%	Industrial	2024	2,310
DynCorp	Fort Worth, TX	DynCorp International, LLC	12/11/2015	16,650	119,000	100%	100%	Office	2018	1,526
Mercedes-Benz	Fort Worth, TX	Mercedes-Benz Financial Services USA LLC	12/11/2015	29,000	164,300	100%	100%	Office	2018	2,902
Samsonite	Jacksonville, FL	Samsonite, LLC	12/11/2015	48,000	817,700	100%	100%	Industrial	2024	3,816
Total real estate portfolio				$2,955,581	18,628,500					$229,842
Investment in unconsolidated joint venture (6)	Ashburn, VA	A social media company and a financial services company	9/9/2014	148,400	132,300	73%	100%	Data Center	2020	14,242
Total				$3,103,981	18,760,800					$244,084

(1)	The portfolio is approximately 99.5% occupied and leased.

(2)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
In connection with the acquisition of the General Electric and Farmers properties, we were assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the "PILOT Program") with the municipalities which own the underlying leased fee estate and subsequently leased the ground to us. The ground lease arrangements were put in place to provide real estate tax abatements, which is facilitated through the issuance of a municipal bond. Payments on the bonds, which are owned by us as lessee, are funded solely from the payments on the ground leases. The bonds can only be transferred to any successor to us, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of our leasehold interest. Upon termination of the lease, we have the obligation to purchase the land for a nominal amount. The bonds, ground lease obligations, and purchase options were measured at fair value at acquisition in accordance with ASC 805, and due to their inseparability, are presented as a component of land on the consolidated balance sheets.

(4)	The land associated with the property is subject to a ground lease with the State of Arizona expiring on December 31, 2095.

(5)	In October 2014, Level 3 Communications, Inc. announced its acquisition of tw telecom holdings, inc. The property name has been updated to represent the surviving company, Level 3, as noted above.

(6)
We acquired an 80% ownership interest in a joint venture with affiliates of Digital Realty Trust, L.P. for an initial investment of $68.4 million. The table above reflects the impact of our 80% ownership interest in the acquisition value, and net rental revenue, on our portfolio. See Note 4, Investments, to the consolidated financial statements.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2015, pursuant to the respective in-place leases, was greater than 6% as of December 31, 2015.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2015, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,608	7	15.5%
Texas	31,524	10	13.7%
Ohio	21,232	8	9.2%
Illinois	20,811	8	9.1%
Georgia	19,875	4	8.6%
Colorado	18,326	6	8.0%
Arizona	11,858	4	5.2%
All others (1)	70,608	27	30.7%
Total	$229,842	74	100.0%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2015, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$61,344	26	26.7%
Finance & Insurance	53,155	27	23.1%
Information (2)	45,162	11	19.6%
Professional, Scientific and Technical Services (3)	26,455	8	11.5%
Retail Trade	12,636	5	5.5%
All others (4)	31,090	18	13.6%
Total	$229,842	95	100.0%

(1)	Industry classification based on the 2012 North American Industry Classification System.

(2)	Includes Telecommunications.

(3)	Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.

(4)	All others accounts for less than 5% of total annualized net rent on an individual basis.
The tenant lease expirations, by year, based on annualized net rent for the 12-month period subsequent to December 31, 2015 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2016	$903	3	91,700	0.4%
2017	9,642	6	560,900	4.2%
2018	24,017	11	2,507,800	10.4%
2019	27,187	9	1,556,900	11.8%
2020	19,503	10	1,668,000	8.5%
2021	11,196	7	1,106,500	4.9%
2022	15,513	9	1,315,300	6.8%
2023	17,641	7	1,278,200	7.7%
2024	27,022	12	2,980,700	11.8%
2025	20,313	8	1,479,700	8.8%
2026	14,299	5	851,000	6.2%
2027	7,565	3	359,800	3.3%
2028	2,376	1	231,400	1.0%
2029	6,472	1	249,400	2.8%
2030	12,858	2	1,931,400	5.6%
2035	13,335	1	459,800	5.8%
Total	$229,842	95	18,628,500	100.0%

Acquisition Indebtedness
For a discussion of our acquisitions and indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

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
Market Information
As of March 4, 2016, we had approximately $1.4 billion in shares of common stock outstanding, including $118.9 million in shares issued pursuant to our distribution reinvestment plan, held by a total of 39,947 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
For purposes of the preceding paragraphs, “Plans” include tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA, and annuities described in Section 403(a) or (b) of the Code, and “Accounts” include an individual retirement account or annuity described in Sections 408 or 408A of the Code (also known as IRAs), an Archer MSA described in Section 220(d) of the Code, a health savings account described in Section 223(d) of the Code, and a Coverdell education savings account described in Section 530 of the Code. We are currently selling shares of our common stock to the public pursuant to the DRP Offerings at a price of $10.40 per share. Our board of directors established this share price following its receipt of a third-party report from an advisor to the board of directors that contained a range of potential values of our common stock, which report was received in conjunction with determining the NAV as of September 30, 2015.
In accordance with applicable FINRA rules, we are required to provide the estimated value of our shares in our annual report each year. On October 22, 2015, our board of directors approved an estimated value per share of our common stock of $10.40 per share, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. The current share price does not represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Determination of Estimated Value Per Share
On October 22, 2015, our board of directors, at the recommendation of our nominating and corporate governance committee of our board comprised solely of independent directors, approved an estimated value per share of our common stock of $10.40 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013 ("IPA Valuation Guidelines"), in addition to guidance from the SEC.
Our nominating and corporate governance committee is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc. ("Stanger"), an independent third-party valuation firm. The engagement of Stanger was approved by our nominating and corporate governance committee. Stanger prepared an appraisal report (the "Appraisal Report"), summarizing key inputs and assumptions, on 68 of the 70 properties in our portfolio (including an ownership interest in a joint venture which owns a data center facility in Ashburn, Virginia), in addition to one joint venture development in Patterson, California that is scheduled to be wholly acquired upon construction completion, and an office asset in Nashville, Tennessee, which we own a partial interest through a membership interest in a Delaware Statutory Trust (the "Appraised Properties"), as of June 30, 2015. Stanger also prepared a net asset value report (the "NAV Report") which estimates the net asset value per share of our common stock as of September 30, 2015. The NAV Report relied upon the Appraisal Report for the Appraised Properties, the acquisition price on three additional properties located in Westchester, Ohio; Houston, Texas; and Glendale, California which were all acquired within nine months of January 1, 2015, Stanger's estimated value of our mortgage loans and other debt, Stanger's value opinion with respect to our unconsolidated entity interests, Stanger's estimate of the Advisor's subordinated share of net proceeds due upon liquidation of our portfolio, and the Advisor's estimate of the value of our other assets and liabilities, to calculate an estimated net asset value per share of our common stock.
Upon our board of directors receipt and review of the Appraisal Report and the NAV Report (the "Reports"), the recommendation of the nominating and corporate governance committee, and the recommendation of the Advisor, our board of directors approved $10.40 as the estimated value per share of our common stock as of September 30, 2015, which determinations are ultimately and solely the responsibility of our board of directors.
The table below sets forth the calculation of our estimated value per share as of September 30, 2015. Certain amounts are reflected net of non-controlling interests, as applicable (dollars in thousands, except share and per share data):

	Estimated Value Per Share as of September 30, 2015
	Gross	Per Share
ASSETS:
Rental Properties, net	$3,193,895	$17.77
Cash and Cash Equivalents	28,223	0.16
Restricted Cash	41,476	0.23
Investment in Unconsolidated Entities	72,982	0.41
Other Assets	16,135	0.09
Total Assets	3,352,711	18.66
LIABILITIES:
Mortgage Payable	$(328,487)	$(1.83)
Line of Credit	(640,000)	(3.56)
KeyBank Term Loan	(353,225)	(1.97)
Total Debt	(1,321,712)	(7.36)
Restricted Reserves	(10,568)	(0.06)
Due to Affiliates	(2,951)	(0.02)
Distributions Payable	(6,275)	(0.03)
Accounts payable and Other Liabilities	(76,558)	(0.43)
Total Liabilities	(1,418,064)	(7.89)

Preferred Equity Subject to Redemption	(63,631)	(0.35)
Stockholders' Equity	1,871,016	10.41
Less: Promote	(2,527)	(0.01)
Stockholders' Equity, Net of Promote	$1,868,489	$10.40

Fully Diluted Shares Outstanding (1)	179,690,000	179,690,000

(1)	Approximate number of shares outstanding on a fully diluted basis.
The table below sets forth the calculation of our prior estimated value per share as of December 31, 2012, as conducted by another independent third-party valuation firm. Stanger is not responsible for the determination of the estimated value per share as of December 31, 2012 (dollars in thousands, except share and per share data):

Prior Estimated Value Per Share as of December 31, 2012
Gross Real Estate Asset Value	$362,800
Current Assets, net	3,031
Mortgage Debt	(199,809)
Net Asset Value	166,022
Fully Diluted Shares Outstanding as of 12/31/2012	17,358,507
Net Asset Value Per Share Approved by our board of directors (1)	$9.56

(1)
The estimated value range of our real estate assets and range of estimated value per share included a low end, mid-point, and high end. Our board of directors utilized the low end of the estimated value per share range to finalize their conclusion of the primary offering price. For more information related to the December 31, 2012 estimated value per share and the assumptions and methodologies used, see our Current Report on Form 8-K filed with the SEC on February 15, 2013.

Methodology and Key Assumptions
In determining an estimated value per share, our board of directors considered the Reports provided by Stanger and information provided by the Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions.
FINRA's current rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.
Independent Valuation Firm
Stanger was selected by the nominating and corporate governance committee to appraise the 68 Appraised Properties (including an ownership interest in a joint venture which owns a data center facility in Ashburn, Virginia), in addition to one joint venture development in Patterson, California that is scheduled to be wholly acquired upon construction completion and an office asset in Nashville, Tennessee which we own a partial interest through a membership interest in a Delaware Statutory Trust. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our business.
Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by the Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.
In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or our Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, the Board, and/or the Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we had clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Appraisal Report, and any material change in such circumstances and conditions may affect Stanger's analyses and conclusions. Stanger's Appraisal Report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger's analyses.
Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Advisor, and our affiliates, on the other hand. The nominating and corporate governance committee elected to engage Stanger to deliver their Reports to assist in the net asset value calculation due to its extensive knowledge of our portfolio. Stanger received usual and customary compensation for its efforts to deliver their Reports to us. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger (i) was engaged by us to provide a fairness opinion in connection with our merger with SOR and the corresponding exchange ratio; and (ii) performed a valuation involving one of our prospective acquisitions. Stanger received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Report.
Although Stanger considered any comments received from us or the Advisor relating to their Reports, the final appraised values of our real estate properties were determined by Stanger. The Reports are addressed solely to the nominating and corporate governance committee to assist it in calculating and recommending to our board of directors an estimated value per share of our common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of the our common stock.
The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.
Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 68 of the 70 properties in our portfolio (including an ownership interest in a joint venture which owns a data center facility in Ashburn, Virginia), in addition to one joint venture development in Patterson, California that was scheduled to be wholly acquired upon construction completion and an office asset in Nashville, Tennessee which we own a partial interest through a membership interest in a Delaware Statutory Trust, as of June 30, 2015. In preparing the Appraisal Report, Stanger, among other things:

•	performed a site visit of each Appraised Property;

•
interviewed our officers or the Advisor's personnel to obtain information relating to the physical condition of each Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

•	reviewed lease agreements for those properties and discussed with us or the Advisor certain lease provisions and factors on each property; and

•
reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer's criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger employed the income approach to estimate the value of the Appraised Properties, which involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis was used to determine the value of our interest in the portfolio, by valuing the subject interest in each Appraised Property in the portfolio based upon the leases that encumber such property. The indicated value by the discounted cash flow approach represents the amount an investor would probably pay for the expectation of receiving the net cash flow from the property during the subject lease term and the proceeds from the ultimate sale of the property.

Stanger prepared the Appraisal Report, summarizing key inputs and assumptions, for each of the Appraised Properties it appraised using financial information provided by us and our Advisor. From such review, Stanger selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.
Three additional properties located in Westchester, Ohio; Houston, Texas; and Glendale, California which were all acquired within nine months of January 1, 2015 were included in the NAV Report at their respective acquisition prices.
As of September 30, 2015, we owned 71 real estate assets (including an ownership interest in a joint venture which owns a data center facility in Ashburn, Virginia), in addition to one joint venture development in Patterson, California that was scheduled to be wholly acquired upon construction completion and one membership interest in a Delaware Statutory Trust which owns an office asset in Nashville, Tennessee. The total acquisition cost of these properties at our respective ownership interest, including the joint venture development and the office asset owned through a membership interest in a Delaware Statutory Trust was approximately $3.02 billion, excluding acquisition fees and expenses. In addition, through September 30, 2015, we had invested $26.8 million in capital improvements on these real estate assets since inception. As of September 30, 2015, the total value of the Appraised Properties at our respective ownership interest, as provided by Stanger, assuming the expected buyout of the joint venture development and the acquisition price of the three real estate assets acquired during 2015 was approximately $3.35 billion. This represents an approximately 10.0% increase in the total value of the real estate assets over the aggregate basis. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of the Appraised Properties:

			Weighted Average
	Range
Terminal Capitalization Rate	6.25%	8.5%	6.97%
Cash Flow Discount Rate	4.75%	9.5%	6.64%
Residual Discount Rate	6.5%	8.75%	7.44%
Income and Expense Growth	3%		3%
While we believe that Stanger's assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Appraised Properties and thus, the estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points or 5.0%, and assuming all other factors remain unchanged:

	Estimated Value Per Share due to:
	Increase 25 Basis	Decrease 25 Basis	Increase	Decrease
	Points	Points	5.0%	5.0%
Terminal Capitalization Rate	$10.09	$10.71	$9.98	$10.84
Cash Flow Discount Rate	$10.31	$10.49	$10.28	$10.52
Residual Discount Rate	$10.18	$10.62	$10.07	$10.73
Loans
Values for mortgage loans, the line of credit, and term loan (the "Loans") were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for the loans ranged from 1.64% to 6.70%.
As of September 30, 2015, Stanger's estimate of fair value of our consolidated Loans and ownership interest in unconsolidated Loans was $1.3 billion and $87.3 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, excluding the line of credit and term loan, was approximately 4.35% and including the line of credit and term loan was approximately 2.49%.
While we believe that Stanger's assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the estimated value of our loans and thus, the estimated value per share. The table below illustrates the impact on the estimated value per share if the market interest rate were adjusted by 25 basis points or 5.0%, and assuming all other factors remain unchanged:

Estimated Value Per Share due to:
Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%

$10.37	$10.43	$10.37	$10.42
Unconsolidated Entities
In those situations where our assets and liabilities are held in unconsolidated entities, Stanger valued those interests by:

•	utilizing the value of the properties that are owned by the unconsolidated entities based upon its appraisal;

•	adding the other tangible assets held by the unconsolidated entities;

•
deducting the tangible liabilities of the unconsolidated entities, including any mortgage debt encumbering the unconsolidated entities properties after considering mark-to-market adjustments on such mortgage debt based on the debt information provided by us; and

•
taking the resulting unconsolidated entities equity from the above steps and processing such equity through the unconsolidated entities agreement as it pertains to capital distribution allocations, to determine the amount of equity attributable to us.

Other Assets and Liabilities
To derive our estimated value per share, Stanger added the other tangible assets and liabilities, including our redeemable preferred units from a draft of our September 30, 2015 balance sheet, to its estimated value of the real estate assets, mortgage loans, and the unconsolidated entities.
The carrying value of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions, and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments.
Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.
Advisor Promote
The estimated value per share was calculated net of the Advisor's subordinated share of net proceeds in the event of a liquidation of the portfolio, which we advised Stanger was equal to:

•	5% if stockholders are paid return of capital plus between 6% and 8% annual cumulative, non-compounded return;

•	10% if stockholders are paid return of capital plus between 8% and 10% annual cumulative, non-compounded return; and

•	15% if stockholders are paid return of capital plus a 10% or more annual cumulative, non-compounded return.
Limitations of Estimated Value Per Share
The various factors considered by our board of directors in determining the estimated value per share was based on a number of assumptions and estimates that may not be accurate or complete. As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our business;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
 Similarly, the amount a stockholder may receive upon repurchase of his or her shares, if he or she participates in our SRP, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any of our assets.
In addition, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2015. The estimated value per share was based upon 179,693,496 shares of equity interest outstanding as of September 30, 2015, which was comprised of (i) 174,750,370 outstanding shares of our common stock, plus (ii) 4,939,793 outstanding units of limited partnership interest in our Operating Partnership, which units are exchangeable on a one-for-one basis into shares of common stock, plus (iii) 3,333 shares of unvested restricted common stock issued to our independent directors which shares vest ratably over time.
In addition, the estimated value per share considered by our board of directors as of October 22, 2015 does not reflect the actual or estimated portfolio liquidation value range or potential "enterprise value" range our business or our real estate portfolio. For example, it does not include a premium for:

•
the large size of our portfolio, as buyers may be willing to pay more for a large portfolio than they are willing to pay for each property in the portfolio separately, commonly referred to as a "portfolio premium" or "aggregation premium";

•
the potential increase in our share value if it were to list our shares on a national securities exchange reflecting potential premiums to net asset values and earnings multiples typically applied to valuing publicly-listed companies; or

•
the potential value per share we may achieve if we were to merge with or be acquired by a publicly-listed real estate investment trust or other real estate company, resulting from potential premiums to net asset values and earnings multiples typically applied to valuing companies in such transactions.

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. We currently expect to utilize an independent valuation firm to update the estimated value per share in the second half of 2016, in accordance with IPA Valuation Guidelines.
Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010, and for each year thereafter. To qualify as a REIT, we must meet certain organizational and operational requirements, and continue to adhere to these requirements for each subsequent year. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2015, we satisfied the REIT requirements and distributed all of our taxable income.
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
Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from operating cash flow generated from our properties or offering proceeds raised in future public offerings (if any).

The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2014	$4,687	$825	$11,698	$0.17
2nd Quarter 2014	$4,740	$858	$21,168	$0.17
3rd Quarter 2014	$4,792	$868	$22,332	$0.17
4th Quarter 2014	$4,792	$868	$22,548	$0.17
1st Quarter 2015	$4,687	$849	$22,258	$0.17
2nd Quarter 2015	$2,904	$858	$24,370	$0.17
3rd Quarter 2015	$1,198	$868	$30,430	$0.17
4th Quarter 2015	$456	$943	$30,544	$0.17

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2015, awards totaling 14,000 shares of restricted stock have been granted to our independent board members under the Plan.
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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	9,986,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,986,000

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2015, we had 175,184,519 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan, therefore the Plan was limited to the issuance of 10,000,000 shares.

Recent Sales of Unregistered Securities
During the fourth quarter of 2015, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
On February 20, 2009, our board of directors adopted a share redemption program, which enables our stockholders to have their shares redeemed by us, subject to certain significant conditions and limitations. Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited.
As of December 31, 2015 and 2014, $110.2 million and $57.7 million in shares of common stock, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings, of which $6.3 million and $1.2 million in redemptions, respectively, were reclassified from redeemable common stock to accounts payable and accrued liabilities in the consolidated balance sheets. During the year ended December 31, 2015, we redeemed 1,397,801 shares of common stock for approximately $13.8 million at a weighted average price per share of $9.89. Since inception and through December 31, 2015, we had redeemed 1,753,700 shares of common stock for approximately $17.3 million at a weighted average price per share of $9.88 pursuant to the SRP. As of December 31, 2015, there were 638,483 shares totaling $6.3 million subject to redemption requests. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended December 31, 2015, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2015	845,051	$9.94	845,051	(1)
November 30, 2015	—	N/A	—	—
December 31, 2015	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 8, Equity, to the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Total revenue	$290,095	$202,394	$68,916	$25,490	$15,009
Income (loss) from operations	35,109	22,501	(10,603)	2,085	1,165
Net income (loss)	15,621	14	(24,469)	(5,674)	(4,621)
Net loss attributable to common stockholders	(3,750)	(18,654)	(24,664)	(4,195)	(2,535)
Net loss attributable to common stockholders per share, basic and diluted	(0.02)	(0.17)	(0.97)	(0.46)	(0.72)
Distributions declared per common share	0.69	0.68	0.68	0.68	0.68
Balance Sheet Data
Total real estate, net	$2,696,026	$1,721,012	$1,132,617	$309,445	$162,863
Total assets	3,050,289	2,065,447	1,225,396	334,796	175,945
Total debt	1,486,326	625,696	489,778	194,812	95,429
Total liabilities	1,649,758	755,498	563,466	213,190	107,130
Preferred units subject to redemption	—	250,000	250,000	—	—
Redeemable noncontrolling interests	4,887	12,543	4,887	4,887	4,887
Redeemable common stock	86,557	56,421	12,469	3,439	1,070
Total stockholders’ equity	1,287,769	973,507	374,838	95,769	41,071
Total equity	1,309,087	990,985	394,574	113,281	62,858
Other Data
Net cash provided by (used in) operating activities	$92,458	$73,249	$948	$5,058	$(1,184)
Net cash used in investing activities	(414,371)	(757,903)	(845,672)	(154,066)	(14,651)
Net cash provided by financing activities	274,942	743,162	849,458	149,252	19,628

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type, and lease duration. As described in more detail in Item 1 of this report, we were formed on August 28, 2008 and commenced operations on May 6, 2009. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, our Advisor.
On April 25, 2013, we terminated our Initial Public Offering, having issued approximately 19,200,570 total shares of our common stock for gross proceeds of approximately $191.5 million, including 585,533 shares, or $5.6 million, issued pursuant to the distribution reinvestment plan (“DRP”).
On April 22, 2014, we terminated our Follow-On Offering, having issued 107,144,337 total shares of our common stock for gross proceeds of approximately $1.1 billion, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with our DRP Offerings, we had issued 8,579,699 shares of our common stock for gross proceeds of approximately $87.3 million through December 31, 2015. The 2015 DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders. Since inception and through December 31, 2015, we had redeemed 1,753,700 shares of common stock for approximately $17.3 million at a weighted average price per share of $9.88 pursuant to the share redemption program.
As of December 31, 2015, our real estate portfolio consisted of 74 properties in 20 states for a total purchase price of approximately $3.0 billion, net of properties sold for a total selling price of approximately $104.7 million with an initial acquisition value of $96.2 million, and an 80% interest in an unconsolidated joint venture for a total purchase price of approximately $148.4 million, as discussed in Note 4, Investments, to the consolidated financial statements. The tenants of our properties operate in a diverse range of industries, including consumer products, financial services, manufacturing, education, printing, technology, telecommunications, insurance, energy, and aerospace, as described in more detail in Part I, Item 2 of this report.
Acquisition Indebtedness
For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.
Significant Accounting Policies and Estimates
We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or "ASC"). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion on our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

Real Estate - Valuation and Purchase Price Allocation
When we acquire operating properties, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date. Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2015, we did not record any impairment charges related to our real estate assets or intangible assets.
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on our estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, we reconcile the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by us for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount we can recover from the tenant such as a cap on certain or all property operating expenses.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management, and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Same Store Analysis
As of December 31, 2015, our "Same Store" portfolio consisted of 38 properties, encompassing approximately 7.5 million square feet, with an acquisition value of $1.1 billion and annual net rent of $91.5 million (for the 12-month period subsequent to December 31, 2015). The following table provides a comparative summary of the results of operations for the 38 properties for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2015	2014
Rental income	$113,381	$109,994	$3,387	3%
Property expense recoveries	30,002	30,743	(741)	(2)%
Asset management fees to affiliates	8,142	8,091	51	1%
Property management fees to affiliates	4,138	4,059	79	2%
Property operating expense	23,653	24,849	(1,196)	(5)%
Property tax expense	17,564	18,008	(444)	(2)%
Rental Income
The increase in rental income is primarily due to (1) $0.5 million in additional rent related to a lease commencement at the One Century Place property in the prior period, for which there was a full year of rent recognized in the current period; (2) $1.2 million in additional rent related to a lease commencement on January 1, 2015 at the Northpointe Corporate Center II property; and (3) a $1.9 million net adjustment to straight-line rent and accelerated amortization of the in-place lease intangible at the Wells Fargo property (acquired in 2013), which resulted from the early lease termination effective December 31, 2015. For comparability purposes, the rental income for the year ended December 31, 2015 does not include the $9.0 million termination fee related to the Wells Fargo property, which is included in rental income on the consolidated statements of operations.
Property Expense Recoveries
The decrease in property expense recoveries is primarily due to (1) a $0.4 million decrease in expense recoveries for the Nokia property, which became self-managed in August 2014; and (2) a $1.5 million decrease in the current year expense recoveries as a result of the 2015 common area maintenance ("CAM") reconciliations primarily related to decreases in operating and tax expenses; offset by (3) a $1.2 million increase in property tax recoveries related to the Community Insurance, Travelers, and other properties.
Property Operating Expense
The decrease in property operating expense is primarily due to (1) $0.6 million related to the Nokia and Community Insurance properties, which became self-managed in August 2014 and December 2014, respectively; and (2) $0.7 million related to the Schlumberger, IBM, and One Century Place properties, primarily for utilities and repairs and maintenance.
Property Tax Expense
The decrease in property tax expense is primarily due to (1) a $1.1 million decrease in property taxes due to a successful 2014 tax appeal in September 2015 for the Nokia property and an additional payment made during the year ended December 31, 2014 as a result of a prior year reassessment for the JPMorgan Chase property; offset by (2) a $0.6 million increase related to property reassessments for the Northrop Grumman, Schlumberger, CHRISTUS Health, and United HealthCare properties.
As of December 31, 2014, our "Same Store" portfolio consisted of 14 properties, encompassing approximately 3.3 million square feet, with an acquisition value of $325.2 million and annual net rent of $25.6 million (for the 12-month period subsequent to December 31, 2014). The following table provides a comparative summary of the results of operations for the 14 properties for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2014	2013
Rental income	$27,096	$30,025	$(2,929)	(10)%
Property expense recoveries	$4,518	$5,141	(623)	(12)%
Asset management fees to affiliates	$2,443	$2,441	2	—%
Property management fees to affiliates	$934	$976	(42)	(4)%
Property operating expenses	$2,310	$2,133	177	8%
Property tax expense	$3,843	$3,960	(117)	(3)%
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
Property Operating Expense
The increase in property operating expense is due to an increase of $0.2 million in utilities, repairs and maintenance, and property services primarily for the Will Partners and Northrop Grumman properties, offset by a decrease of approximately $0.02 million primarily related to the Travelers, Zeller Plastik, and Health Net properties.
Property Tax Expense
The decrease in property tax expense is primarily a result of a $0.2 million decrease for the Will Partners property, which is due to a $0.3 million tax rebate related to 2013 taxes paid in 2014, which World Kitchen, LLC was entitled to prior to the termination of its lease, offset by an increase of $0.07 million due to property tax reassessments and other services for the Plainfield, Travelers, Zeller Plastik, Northrop Grumman, and Health Net properties.
Portfolio Analysis
As of December 31, 2014, we owned 56 properties, and, as shown in the table in Part I, Item 2 of this report, as of December 31, 2015, we owned 74 properties. As of December 31, 2015, we have completed the offering stage of our life cycle, and continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility (July 2015), to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2015 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time.
Comparison of the Years Ended December 31, 2015 and 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$235,148	$164,412	$70,736	43%
Property expense recoveries	54,947	37,982	16,965	45%
Asset management fees to affiliates	19,389	12,541	6,848	55%
Property management fees to affiliates	7,622	5,445	2,177	40%
Property operating expense	37,924	30,565	7,359	24%
Property tax expense	34,733	24,873	9,860	40%
Acquisition fees and expenses to non-affiliates	2,730	4,261	(1,531)	(36)%
Acquisition fees and expenses to affiliates	32,245	24,319	7,926	33%
General and administrative expenses	7,595	4,982	2,613	52%
Depreciation and amortization	112,748	72,907	39,841	55%
Interest expense	33,402	24,598	8,804	36%
Rental Income
Rental income for the year ended December 31, 2015 is comprised of base rent of $217.6 million, adjustments to straight-line contractual rent of $13.8 million, and in-place lease valuation amortization, net, of approximately $3.8 million. Rental income for the year ended December 31, 2015 increased by $70.7 million compared to the same period in the prior year primarily as a result of (1) $49.3 million of additional rental income related to the real estate acquired in the current period and a development project with WRRH Patterson, LLC, which was placed into service on August 15, 2015; (2) $18.7 million of additional rental income related to the real estate acquired during the year ended December 31, 2014, which includes a full year of rental income for 2015; (3) a net increase of $1.9 million in termination income related to lease terminations at the SoftBank and Wells Fargo (acquired in 2013) properties effective August 31, 2015 and December 31, 2015, respectively, partially offset by the World Kitchen, LLC lease termination in the prior period; and (4) a $1.9 million net adjustment to straight-line rent and accelerated amortization of the in-place lease intangible at the Wells Fargo property, which resulted from the early lease termination; less (5) $3.4 million of decreased rental income due to the sale of the Eagle Rock and College Park properties on December 17, 2014 and February 20, 2015, respectively.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by $17.0 million compared to the same period in the prior year primarily as a result of (1) $14.1 million of additional expense recovery revenue related to properties acquired in the current period, net of the related CAM adjustments; and (2) $3.0 million of additional expense recovery revenue related to the real estate acquired during the year ended December 31, 2014, which includes a full period of recoverable expenses for the year ended December 31, 2015, net of the related CAM adjustments.
Management Fees (Asset and Property)
Asset management and property management fees for the years ended December 31, 2015 and 2014 totaled $27.0 and $18.0 million, respectively. The total increase of $9.0 million compared to the same period a year ago is primarily the result of (1) approximately $4.5 million and $1.7 million in asset management and property management fees, respectively, related to the acquisitions made during the current year; and (2) approximately $2.5 million and $0.5 million in asset management and property management fees, respectively, related to the acquisitions made during the year ended December 31, 2014.
Property Operating Expense
Property operating expenses for the years ended December 31, 2015and 2014 totaled $37.9 million and $30.6 million, respectively. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $7.3 million compared to the same period a year ago is primarily a result of (1) $9.5 million in additional property operating expenses related to properties acquired during the current year; and (2) $1.2 million in additional property operating expenses related to properties acquired during the year ended December 31, 2014; offset by (3) a $3.4 million decrease in property operating expenses primarily related to the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and certain properties which became self-managed in the prior year.
Property Tax Expense
Property tax expenses for the years ended December 31, 2015 and 2014 totaled $34.7 million and $24.9 million, respectively. The total increase of approximately $9.8 million compared to the same period a year ago is primarily a result of (1) $7.1 million in additional property tax expenses related to properties acquired during the current year; and (2) $3.7 million in additional property tax expenses related to properties acquired during the year ended December 31, 2014; offset by (3) a $0.7 decrease in property tax expenses related to the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively; and (4) a $0.5 million decrease in property tax expenses for the Nokia property as a result of a successful 2014 tax appeal settled in September 2015.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $2.7 million for the year ended December 31, 2015, decreased by $1.5 million compared to the prior year due to decreased acquisition activity of individual properties in the current period. Acquisition fees and expenses to affiliates, which are based on the purchase price of each acquisition, increased by $7.9 million as a result of an increase in total purchase price of approximately $280.1 million compared to the prior year.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 increased by $2.6 million compared to the same period a year ago due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs, and other professional fees. The $2.6 million increase is primarily due to the following: (1) an increase of $1.2 million in professional fees primarily for valuation services by third party providers and proxy campaign management services; (2) an increase of $0.7 million in allocated expenses for additional personnel and rent costs incurred by our Advisor, which is due in part to the growth in our portfolio; and (3) an increase of $0.6 million in transfer agent fees and insurance expense primarily due to increased fees related to the SOR Merger.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2015 consisted of depreciation of building and building improvements of our properties of $43.3 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $69.4 million. The increase of $39.8 million as compared to the year ended December 31, 2014 is primarily the result of additional depreciation and amortization of (1) $24.4 million related to the acquisitions made during the year ended December 31, 2015; (2) $7.9 million related to the acquisitions made during the year ended December 31, 2014, which includes a full year of depreciation and amortization compared to partial months of activity during the year ended December 31, 2014; and (3) $12.7 million in additional amortization of absorption costs as a result of the early lease terminations at the SoftBank and Wells Fargo (acquired in 2013) properties, which were effective August 31, 2015 and December 31, 2015, respectively; less (4) $5.9 million in amortization of absorption costs primarily related to the lease termination at the Will Partners property, the sale of the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and the expiration of certain leases at the Roush and One Century Place properties.
Interest Expense
Interest expense for the year ended December 31, 2015 increased by $8.8 million compared to the same period in 2014 primarily due to the following: (1) an $8.4 million increase in interest expense related to the Unsecured Credit Facility (May 2014) and the Unsecured Credit Facility (July 2015) as a result of borrowings utilized for the GE Aviation, Westgate III, DreamWorks, DynCorp, Mercedes-Benz, and Samsonite property acquisitions, preferred equity redemption, payoff of SOR debt on the merger date, and mortgage receivable entered into in the current year; (2) $3.1 million in interest expense related to the interest rate swaps entered into on July 9, 2015; and (3) an approximately $1.2 million increase in mortgage interest expense related to the AIG loan, TW Telecom loan, Ace Hardware mortgage loan, and the four mortgage loans assumed in the current year; offset by decreases of (4) $2.1 million in interest expense related to the KeyBank credit facility and the KeyBank term loan, which were terminated in conjunction with the execution of the Unsecured Credit Facility (May 2014) on May 8, 2014; (5) $0.8 million of capitalized interest related to the Restoration Hardware real estate development, which was substantially complete as of August 15, 2015; (6) $0.6 million of unused commitment fees; and (7) $0.3 million in amortization of deferred financing costs.
Comparison of the Years Ended December 31, 2014 and 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

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
Rental Income
Rental income for the year ended December 31, 2014 is comprised of base rent of $152.4 million, adjustments to straight-line contractual rent of $11.6 million, and in-place lease valuation amortization of $0.5 million. Rental income for the year ended December 31, 2014 increased by $109.8 million compared to the same period in the prior year as a result of (1) $66.8 million of additional rental income related to the real estate acquired during the year ended December 31, 2013, which includes a full year of activity for the year ended December 31, 2014; (2) $38.7 million in additional rental income related to the real estate acquired during the year ended December 31, 2014; (3) approximately $6.6 million in additional lease termination fees related to World Kitchen, LLC, the tenant previously occupying the Will Partners property; (4) approximately $0.1 million in in-place lease valuation amortization; and less (5) $2.2 million in rental income as a result of the World Kitchen, LLC lease termination.
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
Management Fees (Asset and Property)
Asset management and property management fees for the years ended December 31, 2014 and 2013 totaled $18.0 million and $6.2 million, respectively. The total increase of $11.8 million compared to the same period in the prior year is a result of (1) $4.5 million in asset management fees and $2.5 million in property management fees related to the acquisitions made during the year ended December 31, 2013; (2) $3.7 million in asset management fees related to the properties acquired during the year ended December 31, 2014 and the investment in an unconsolidated joint venture discussed in Note 4, Investments; and (3) $1.1 million in property management fees related to the properties acquired during the year ended December 31, 2014.
Property Operating Expense
Property operating expenses for the years ended December 31, 2014 and 2013 totaled $30.6 million and $8.9 million, respectively. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $21.7 million compared to the same period in the prior year is primarily a result of (1) $0.4 million in ground lease rent expense for the Waste Management property, which was acquired on January 16, 2014; (2) $10.6 million in property operating expenses related to certain real estate for which we paid operating expenses on behalf of the tenant and recovered through estimated monthly recoverable expense reimbursements; (3) $10.2 million in property operating expenses related to certain properties that are leased pursuant to modified gross leases in which we recovered, through estimated monthly recoverable expense reimbursements, any portion of the operating expenses that exceeded the specified operating expenses (base year or expense stop) as set forth in the lease, of which $1.1 million relates to properties acquired during the year ended December 31, 2014; and (4) $0.4 million in property operating expenses related to certain properties for which it is our responsibility to cover such expenses.
Property Tax Expense
Property tax expenses for the years ended December 31, 2014 and 2013 totaled $24.9 million and $8.1 million, respectively. The total increase of $16.8 million compared to the same period in the prior year is primarily a result of (1) $11.9 million in additional property tax expenses related to the properties acquired during the year ended December 31, 2013; and (2) $5.1 million in additional property tax expenses related to the properties acquired during the year ended December 31, 2014; less (3) $0.2 million related to a property tax rebate the former tenant at the Will Partners property, World Kitchen, LLC, was entitled to receive prior to terminating the lease pursuant to the Redevelopment Agreement with the Village of Monee.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, which totaled $4.3 million for the year ended December 31, 2014, decreased by approximately $0.3 million compared to the year ended December 31, 2013 due to decreased acquisition activity in 2014. Real estate acquisition fees and expenses to affiliates of $24.3 million represent the acquisition fees and expense reimbursement earned by our Advisor for 14 of the 15 properties acquired in the current period totaling $684.7 million and one investment in an unconsolidated joint venture totaling $148.4 million, which represents an 80% investment as discussed in Note 4, Investments. In addition, $0.8 million of non-affiliated acquisition expenses and affiliated acquisition fees and expenses earned by our Advisor, for a property acquired in a sale-leaseback transaction, were allocated between land and building and will be depreciated accordingly. In comparison, real estate acquisition fees and expenses to affiliates in the prior year totaled $24.8 million, which was (1) based on a total acquisition value of $851.3 million and (2) included actual acquisition expense reimbursement of $1.9 million paid on the Investment Grade Portfolio acquisition, which was less than the 0.50% fee pursuant to the Advisory Agreement.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 increased by $2.2 million compared to the same period in the prior year due to increased operating activity. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs, and other professional fees. The $2.2 million increase is primarily due to the following: (1) an increase of $0.9 million in transfer agent fees as a result of higher equity sales during the year ended December 31, 2014 compared to the year ended December 31, 2013; (2) an increase of $0.4 million in allocated expenses which are related to additional personnel and rent costs incurred by our Advisor which is due in part to the growth in our portfolio; (3) an increase of $0.3 million in professional fees primarily for audit and tax fees, lease administration costs, and proxy campaign management services; (4) an increase of $0.3 million in state franchise tax expense primarily due to the allocation of properties across 19 states for the year ended December 31, 2014 compared to 18 states for the year ended December 31, 2013, as well as an increase related to a $0.2 million extension fee for Tennessee state taxes and an increase in withholding tax as a result of higher taxable income for our Operating Partnership; (5) $0.1 million in stock-based compensation for restricted stock units issued to our independent directors in 2014, where no stock awards were made in 2013; (6) an increase of $0.1 million in organizational costs primarily due to a write-off of prepaid filing fees as a result of the termination of the Follow-On Offering in 2014; and (7) an increase of $0.1 million in professional liability insurance expense as a result of an increase in coverage due to the acquisition of 15 properties during the year ended December 31, 2014, and transactions to occur in future periods.
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
Interest Expense
Interest expense for the year ended December 31, 2014 increased by $10.7 million compared to the same period in 2013 due to the following: (1) $0.1 million in mortgage interest expense for seven of the eight properties refinanced on the Midland Mortgage Loan on February 28, 2013, which previously served as collateral for the KeyBank credit facility, and had a lower variable interest rate; (2) $1.2 million in mortgage interest expense related to the Ace Hardware mortgage loan which was assumed upon acquisition on April 24, 2014 and the TW Telecom loan which was entered into upon acquisition on August 1, 2014; (3) $4.0 million in mortgage interest expense for five properties refinanced through the AIG loan on January 24, 2014, which previously served as collateral for the KeyBank credit facility, and had a lower variable interest rate; (4) $0.9 million in new interest expense as it relates to the KeyBank term loan, which was originated in November 2013 to acquire the Investment Grade Portfolio, which was refinanced and terminated on May 8, 2014; (5) $3.2 million of interest expense related to the Unsecured term loan (May 2014) which was entered into on May 8, 2014; (6) $2.1 million in amortization of deferred financing costs, including $1.7 million of write-offs related to the unamortized deferred financing costs associated with the KeyBank credit facility, which was refinanced through the AIG loan on January 24, 2014, and the KeyBank term loan which was terminated in conjunction with the execution of the Unsecured term loan (May 2014) on May 8, 2014; (7) $0.8 million in additional unused commitment fees of which $0.7 million related to the Unsecured revolver (May 2014) and the remaining $0.1 million related to the KeyBank credit facility, which was fully paid off in February 2014; partially offset by (8) a $0.1 million decrease in interest expense due to the amortization of the property specific mortgages, primarily related to the Plainfield and LTI properties; (9) a $1.4 million decrease in interest expense related to the KeyBank credit facility, which was fully paid off in February 2014; and (10) a $0.1 million decrease in interest expense related to the KeyBank bridge loan, which was terminated during the three months ended December 31, 2013.

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
The IPA issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements or other hedge instruments and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, we evaluate events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, we assess whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$15,621	$14	$(24,469)
Adjustments:
Depreciation of building and improvements	43,320	27,694	10,093
Amortization of leasing costs and intangibles	69,400	45,187	14,098
Equity interest of depreciation of building and improvements - unconsolidated entities	2,472	853	42
Equity interest of amortization of intangible assets - unconsolidated entities	4,799	1,643	47
Gain from sale of depreciable operating property	(13,813)	(3,104)	—
FFO/(FFO deficit)	$121,799	$72,287	$(189)
Distributions to redeemable preferred unit holders	(9,245)	(19,011)	(2,969)
Distributions to noncontrolling interests	(3,518)	(3,419)	(3,097)
Preferred units redemption premium	(9,905)	—	—
FFO/(FFO deficit), adjusted for redeemable preferred and noncontrolling interest distributions	$99,131	$49,857	$(6,255)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$99,131	$49,857	$(6,255)
Adjustments:
Acquisition fees and expenses to non-affiliates	2,730	4,261	4,639
Acquisition fees and expenses to affiliates	32,245	24,319	24,849
Equity interest of acquisition fees and expenses to non-affiliates - unconsolidated entities	—	826	120
Revenues in excess of cash received (straight-line rents)	(13,792)	(11,563)	(3,515)
Amortization of above/(below) market rent	(3,785)	(468)	(546)
Amortization of ground leasehold interests (below market)	28	26	—
Revenues in excess of cash received	(2,078)	(7,125)	—
Financed termination fee payments received	1,061	1,050	—
Loss on extinguishment of debt - write-off of deferred financing costs	1,367	1,755	—
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(1,155)	(615)	(17)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	3,000	1,014	15
Gain from discount on investment in unconsolidated entities	—	—	(160)
Preferred units redemption premium	9,905	—	—
MFFO	$128,657	$63,337	$19,130

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility (July 2015) and property secured mortgage loans discussed below, and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBO Rate plus the applicable LIBO Rate margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBO Rate margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBO Rate margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter.
Highway 94 Mortgage Loan
On November 6, 2015, we assumed a $19.0 million mortgage loan (the "Highway 94 mortgage loan") from Wells Fargo Bank Northwest, N.A., and Teachers Insurance and Annuity Association, as participating holder of the note. The Highway 94 mortgage loan matures on August 1, 2024, has a fixed interest rate of 3.75%, and requires monthly payments of principal and interest.

DynCorp Mortgage Loan, Mercedes-Benz Mortgage Loan, and Samsonite Mortgage Loan
On December 11, 2015, we, through three wholly-owned subsidiaries of the Operating Partnership, assumed the following three mortgage loans related to the acquisition of the following three properties:

•
DynCorp - Approximately $11.2 million, secured by the DynCorp property (the "DynCorp mortgage loan"). The DynCorp mortgage loan has a fixed interest rate of 4.70%, matures in July 2016, and requires monthly principal and interest payments.

•
Mercedes-Benz - Approximately $18.9 million, secured by the Mercedes-Benz property (the "Mercedes-Benz mortgage loan"). The Mercedes-Benz mortgage loan has a fixed interest rate of 6.018%, matures in November 2016, and requires monthly principal and interest payments.

•
Samsonite - Approximately $24.6 million, secured by the Samsonite property (the "Samsonite mortgage loan"). The Samsonite mortgage loan has a fixed interest rate of 6.08%, matures in September 2023, and requires monthly principal and interest payments.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2015 DRP Offering and our income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2016		2017-2018		2019-2020		Thereafter
Outstanding debt obligations (1)	$1,485,516	$40,078	(4)	$29,314	(5)	$1,153,639	(6)	$262,485	(7)
Interest on outstanding debt obligations (2)	210,307	33,985		63,396		55,918		57,008
Interest rate swaps (3)	39,238	9,772		19,618		9,848		—
Ground lease obligations	35,020	180		396		396		34,048
Total	$1,770,081	$84,015		$112,724		$1,219,801		$353,541

(1)	Amounts only include principal payments. Mortgage debt does not include the premiums or discount related to four properties of $0.8 million, net premium.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2015. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at December 31, 2015.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate.

(4)	Amount includes payment of the balances of the TransDigm, DynCorp, and Mercedes-Benz property mortgage loans, which mature in 2016.

(5)	Amount includes payment of the balance of the Plainfield property mortgage, which matures in 2017.

(6)
Amount includes payment of the balance of the TW Telecom loan, which matures in 2019. Amount also includes payment of the Term Loan (July 2015), which matures in 2020 and the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised.

(7)	Amount includes payment of the balances of:
•the Midland Mortgage, Emporia Partners, and Samsonite property mortgage loans, all of which mature in 2023,
•the Ace Hardware and Highway 94 property mortgage loans, which mature in 2024, and
•the AIG loan, which matures in 2029.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and other properties we acquire in the future. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.
Our cash and cash equivalent balances decreased by approximately $47.0 million during the year ended December 31, 2015 and were used in or provided by the following:
Operating Activities. During the year ended December 31, 2015, we generated $92.5 million of net cash from operating activities compared to $73.2 million generated during the same period in 2014. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2015 increased by $39.8 million to

$96.7 million compared to $56.9 million for the year ended December 31, 2014. The increase is primarily related to the acquisition of 35 properties from January 1, 2014 through December 31, 2015, partially offset by the sale of four non-strategic properties over the same period.
Investing Activities. During the year ended December 31, 2015, we used $414.4 million in cash for investing activities, compared to $757.9 million used during the same period in 2014. The $343.5 million decrease in cash used in investing activities is related to the following:

•	$260.2 million decrease in cash used to acquire properties;

•	$68.4 million decrease for the investment in an unconsolidated entity;

•	$7.5 million decrease related to the investment in a land development joint venture, of which there was none in the current period;

•	$5.9 million increase in distributions from the investment in unconsolidated entities primarily related to the Digital Realty joint venture, which was entered into on September 9, 2014;

•	$8.6 million in cash assumed through the SOR Merger;

•	$80.2 million increase in proceeds related to the sale of three properties during the year ended December 31, 2015 compared to the sale of one property during the prior year;

•	$2.5 million in reserves for tenant improvements primarily related to the SoftBank property, which was written off as a result of the lease termination effective August 31, 2015; offset by

•
$26.8 million increase related to the proceeds held by a third party intermediary from the sale of the Will Partners and LTI properties, as discussed in Note 3, Real Estate, to the consolidated financial statements, which will be released upon completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code;

•	$34.6 million increase related to payments for construction-in-progress and tenant improvements;

•	$24.2 million in a mortgage receivable to a related party as discussed in Note 9, Related Party Transactions; and

•	$4.1 million in acquisition deposits applied during the year ended December 31, 2014.
Financing Activities. During the year ended December 31, 2015, we generated $274.9 million in financing activities compared to $743.2 million generated during the same period in 2014, a decrease in cash provided by financing activities of approximately $468.3 million which is comprised of the following:

•
$710.8 million decrease in proceeds from the issuance of common stock and noncontrolling interest, net of the decrease in offering costs and repurchases of common stock, during the year ended December 31, 2015;

•	$518.1 million increase in principal payoff of secured indebtedness, including the SOR credit facility, net of the decrease of deferred financing costs and financing deposits;

•	$21.6 million increase in distribution payments to common stockholders and noncontrolling interest due to an increase in shares issued;

•	$254.5 million for the preferred units repurchase; offset by

•	$8.2 million decrease in distributions paid on preferred units as a result of the full redemption during the current year; and

•
$1.0 billion net increase in proceeds from borrowings related to the Unsecured Revolver (May 2014), Term Loan (July 2015), and Revolver Loan (July 2015) during the year ended December 31, 2015 offset by proceeds from borrowings related to the KeyBank credit facility, AIG loan, and TW Telecom loan during the same period in the prior year.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures, and reserves for such expenditures;

•	the issuance of additional shares; and

•	debt maturity, financings, and refinancings.
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. For the year ended December 31, 2015, we funded 90% of our cash distributions from cash flows provided by operating activities and 10% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the year ended December 31, 2015:

			Distributions Paid (3)
Period	Distributions Declared (1) (4)	Distributions Declared Per Common Share (1)(2)	Cash (4)	Reinvested	Total	Cash Flow from Operating Activities
First Quarter 2015	$27,794	$0.17	$14,819	$12,896	$27,715	$18,518
Second Quarter 2015	$31,526	$0.17	$18,099	$13,055	$31,154	$14,287
Third Quarter 2015	$33,627	$0.17	$18,452	$13,303	$31,755	$31,400
Fourth Quarter 2015	$37,323	$0.17	$25,277	$13,303	$38,580	$29,093

(1)	Distributions for the period from January 1, 2015 through December 31, 2015 were based on daily record dates and were calculated at a rate of $0.001901096 per share per day.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions for all record dates of a given month are paid on a monthly basis, on or about the first business day of the following month.

(4)
Includes distributions paid to noncontrolling interests and preferred unit holders, including the liquidation preference related to the redemption of the preferred units on May 14, 2015 and November 5, 2015.

For the year ended December 31, 2015, we paid and declared distributions of approximately $107.6 million to common stockholders including shares issued pursuant to the DRP, and approximately $22.7 million to the limited partners of our Operating Partnership, including those distributions paid to the preferred unit holders, as compared to FFO, adjusted for redeemable preferred and noncontrolling interest distributions, and MFFO to common stockholders for the year ended December 31, 2015 of $99.1 million and $128.7 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 13, Subsequent Events, to the consolidated financial statements.

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
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The following table illustrates the effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and mortgage loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of December 31, 2015 (in thousands):

Impact of future earnings due to variable-rate debt
Rate increase of 1%	$(5,504)
Effect of fair value of total consolidated debt and interest rate swap agreements
Rate increase of 1%	$(357)
These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect as of December 31, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountant during the years ended December 31, 2015 and 2014.

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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	During the quarter ended December 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended December 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
PART III
We expect to file a definitive proxy statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2016 Proxy Statement. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2
Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Griffin Capital Essential Asset REIT, Inc. Second Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on September 22, 2015, Commission File No. 333-207075

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on September 22, 2015, Commission File No. 333-207075

10.1
Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.2
Tax Protection Agreement by and among Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset Operating Partnership, L.P., Kevin A. Shields, Don G. Pescara and David C. Rupert, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.3
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2009, Commission File No. 333-159167

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

10.8
Open End Mortgage and Security Agreement for Westinghouse Property dated February 27, 2013, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.9
Separate Guaranty of Retained Liability Matters Agreement for Midland Mortgage Loan dated February 27, 2013, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.10	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.11	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.12	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.13	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377

Exhibit No.	Description
10.14	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.15	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.16	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.17	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377
10.18
Third Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377

10.19
Agreement and Plan of Merger, dated as of November 21, 2014, by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC, and Signature Office REIT, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2014, Commission File No. 000-54377

10.20	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2015, Commission File No. 000-54377
10.21	DreamWorks Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.22	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.23	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.24	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.25	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.26	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.27*	First Amendment to Unsecured Credit Agreement dated February 12, 2016
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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 10, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2016
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2016
Joseph E. Miller

/s/ Gregory M. Cazel	Independent Director	March 10, 2016
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 10, 2016
Timothy J. Rohner

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
/s/ Ernst & Young LLP
Los Angeles, California
March 10, 2016

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$21,944	$68,915
Restricted cash	24,187	40,752
Restricted cash - real estate funds held for exchange	47,031	10,105
Real estate:
Land	355,443	250,078
Building and improvements	2,020,947	1,178,751
Tenant origination and absorption cost	516,879	359,416
Construction in progress	4,805	35,650
Total real estate	2,898,074	1,823,895
Less: accumulated depreciation and amortization	(202,048)	(102,883)
Total real estate, net	2,696,026	1,721,012
Real estate assets and other assets held for sale, net	68,792	96,862
Investments in unconsolidated entities	56,863	66,249
Intangible assets, net	36,769	23,621
Deferred rent	26,432	15,619
Deferred financing costs, net	12,899	11,791
Mortgage receivable from affiliate	24,513	—
Other assets, net	34,833	10,521
Total assets	$3,050,289	$2,065,447
LIABILITIES AND EQUITY
Debt:
Mortgage payable, plus unamortized premium of $810 and $1,858, respectively	$364,673	$325,696
Unsecured term loan (May 2014)	—	300,000
Term Loan (July 2015)	640,000	—
Revolver Loan (July 2015)	481,653	—
Total debt	1,486,326	625,696
Restricted reserves	11,286	37,050
Interest rate swap liability	6,394	—
Mandatory redemption of noncontrolling interest	18,129	—
Accounts payable and other liabilities	68,168	41,518
Distributions payable	6,147	5,083
Due to affiliates	8,757	1,851
Below market leases, net	41,706	40,394
Liabilities of real estate assets held for sale	2,845	3,906
Total liabilities	1,649,758	755,498
Commitments and contingencies (Note 10)
Preferred units subject to redemption, nil and 24,319,066 units outstanding as of December 31, 2015 and 2014, respectively	—	250,000
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2015 and 2014	4,887	12,543
Common stock subject to redemption	86,557	56,421
Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 175,184,519 and 129,763,016 shares outstanding, as of December 31, 2015 and 2014, respectively	175	1,326
Additional paid-in capital	1,561,499	1,128,318
Cumulative distributions	(212,031)	(104,429)
Accumulated deficit	(55,035)	(51,285)
Accumulated other comprehensive loss	(6,839)	(423)
Total stockholders’ equity	1,287,769	973,507
Noncontrolling interests	21,318	17,478
Total equity	1,309,087	990,985
Total liabilities and equity	$3,050,289	$2,065,447
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Rental income	$235,148	$164,412	$54,605
Property expense recoveries	54,947	37,982	14,311
Total revenue	290,095	202,394	68,916
Expenses:
Asset management fees to affiliates	19,389	12,541	4,317
Property management fees to affiliates	7,622	5,445	1,839
Property operating expense	37,924	30,565	8,865
Property tax expense	34,733	24,873	8,061
Acquisition fees and expenses to non- affiliates	2,730	4,261	4,639
Acquisition fees and expenses to affiliates	32,245	24,319	24,849
General and administrative expenses	7,595	4,982	2,758
Depreciation and amortization	112,748	72,907	24,191
Total expenses	254,986	179,893	79,519
Income (loss) from operations	35,109	22,501	(10,603)
Other income (expense):
Interest expense	(33,402)	(24,598)	(13,922)
Interest income	1,576	365	2
Gain from investment in unconsolidated entities	—	—	160
Loss from investment in unconsolidated entities	(1,475)	(1,358)	(106)
Gain from sale of depreciable operating property	13,813	3,104	—
Net income (loss)	15,621	14	(24,469)
Distributions to redeemable preferred unit holders	(9,245)	(19,011)	(2,969)
Preferred units redemption premium	(9,905)	—	—
Less: Net loss attributable to noncontrolling interests	138	698	3,092
Net loss attributable to controlling interests	(3,391)	(18,299)	(24,346)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(359)	(355)	(318)
Net loss attributable to common stockholders	$(3,750)	$(18,654)	$(24,664)
Net loss attributable to common stockholders per share, basic and diluted	$(0.02)	$(0.17)	$(0.97)
Weighted average number of common shares outstanding, basic and diluted	155,059,231	112,358,422	25,404,780
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$15,621	$14	$(24,469)
Other comprehensive loss:
Equity in other comprehensive loss of unconsolidated joint venture	(189)	(423)	—
Change in fair value of swap agreement	(6,371)	—	—
Total comprehensive income (loss)	9,061	(409)	(24,469)
Distributions to redeemable preferred unit holders	(9,245)	(19,011)	(2,969)
Preferred units redemption premium	(9,905)	—	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(359)	(355)	(318)
Less: other comprehensive loss attributable to noncontrolling interests	282	698	3,092
Net other comprehensive loss attributable to common stockholders	$(10,166)	$(19,077)	$(24,664)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2012	13,376,868	$134	$112,794	$(9,192)	$(7,967)	—	$95,769	$17,512	$113,281
Gross proceeds from issuance of common stock	35,666,880	366	365,285	—	—	—	365,650	—	365,650
Discount on issuance of common stock	—	—	(910)	—	—	—	(910)	—	(910)
Offering costs including dealer manager fees to affiliates	—	—	(37,761)	—	—	—	(37,761)	—	(37,761)
Distributions to common stockholders	—	—	—	(8,589)	—	—	(8,589)	—	(8,589)
Issuance of shares for distribution reinvestment plan	912,214	9	8,893	(8,902)	—	—	—	—	—
Repurchase of common stock	(62,460)	(1)	(614)	—	—	—	(614)	—	(614)
Additions to common stock subject to redemption	—	—	(8,902)	—	—	—	(8,902)	—	(8,902)
Contribution of noncontrolling interest	—	—	239	—	—	—	239	8,095	8,334
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,730)	(2,730)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(49)	(49)
Offering costs on preferred equity	—	—	(5,380)	—	—	—	(5,380)	—	(5,380)
Net loss	—	—	—	—	(24,664)		(24,664)	(3,092)	(27,756)
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	$—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Stock-based compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—		(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)	—	—	—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value - common stock	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—	—	—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—		(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$15,621	$14	$(24,469)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation of building and building improvements	43,320	27,694	10,093
Amortization of leasing costs and intangibles, including ground leasehold interests	69,428	45,213	14,098
Amortization of above and below market leases, net	(3,785)	(468)	(546)
Amortization of deferred financing costs	3,764	3,853	1,943
Amortization of debt premium	(285)	(255)	(139)
Amortization of deferred revenue	(282)	—	—
Deferred rent	(13,792)	(11,563)	(3,515)
Termination fee revenue - release of tenant obligation	(2,078)	—	—
Termination fee revenue receivable from tenant, net	(2,904)	(5,937)	—
Gain from sale of depreciable operating property	(13,813)	(3,104)	—
Unrealized loss on interest rate swaps	23	—	—
Gain from investment in unconsolidated entities	—	—	(160)
Loss from investment in unconsolidated entities	1,475	1,358	106
Stock-based compensation	12	108	—
Change in operating assets and liabilities:
Other assets	(19,331)	3,490	(8,537)
Restricted cash	(8,811)	616	(3,597)
Accounts payable and other liabilities	19,978	13,414	13,077
Due to affiliates, net	3,918	(1,184)	2,594
Net cash provided by operating activities	92,458	73,249	948
Investing Activities:
Acquisition of properties, net	(401,418)	(661,618)	(840,691)
Cash assumed from the Signature Office REIT merger	8,557	—	—
Proceeds from disposition of properties	90,323	10,141	—
Real estate acquisition deposits	—	4,100	(3,350)
Real estate funds held for exchange	(36,926)	(10,105)	—
Reserves for tenant improvements	2,537	—	—
Improvements to real estate	(7,173)	(2,826)	(256)
Payments for construction in progress	(5,448)	(1,766)	(7)
Real estate development, net of unpaid construction costs	(48,314)	(21,691)	—
Mortgage receivable from affiliate	(24,231)	—	—
Land acquisition - real estate development	—	(7,529)	—
Investment in unconsolidated joint venture	—	(68,424)	(1,440)
Distributions of capital from investment in unconsolidated entities	7,722	1,815	72
Net cash used in investing activities	(414,371)	(757,903)	(845,672)
Financing Activities:
Proceeds from borrowings - KeyBank credit facility	—	151,000	198,000
Proceeds from borrowings - Mortgage debt	—	132,140	105,600
Proceeds from borrowings - KeyBank term loan	—	—	282,000
Proceeds from borrowings - Unsecured term loan (May 2014)	—	300,000	—
Proceeds from borrowings - Unsecured revolver (May 2014)	490,100	—	—
Proceeds from borrowings - Term Loan (July 2015)	640,000	—	—
Proceeds from borrowings - Revolver Loan (July 2015)	481,653	—	—
Principal payoff of secured indebtedness - Keybank credit facility	—	(195,500)	(282,530)
Principal payoff of secured indebtedness - Keybank term loan	—	(282,000)	—
Principal payoff of secured indebtedness - Unsecured term loan (May 2014)	(300,000)	—	—
Principal payoff of secured indebtedness - Unsecured revolver (May 2014)	(490,100)	—	—
Principal payoff of secured indebtedness - Signature Office REIT Credit Facility	(173,000)	—	—
Principal payoff of secured indebtedness - LTI mortgage loan	(31,407)	—	—
Principal amortization payments on secured indebtedness	(2,283)	(1,707)	(1,396)
Deferred financing costs	(4,872)	(6,688)	(8,750)
Financing deposits	—	2,325	(2,325)
Offering costs	(62)	(76,638)	(37,761)
Issuance of common stock, net	—	774,722	364,740
Issuance of preferred equity subject to redemption	—	—	250,000
Issuance of noncontrolling interests, net	—	1,364	—
Repurchase of common stock	(13,819)	(2,560)	(614)
Repurchase of preferred units	(254,525)	—	—
Payment of offering costs - preferred units	—	—	(5,380)
Distributions paid on preferred units subject to redemption	(10,859)	(19,011)	(1,354)
Distributions to noncontrolling interests	(3,477)	(3,410)	(3,041)
Distributions to common stockholders	(52,407)	(30,875)	(7,731)
Net cash provided by financing activities	274,942	743,162	849,458
Net (decrease) increase in cash and cash equivalents	(46,971)	58,508	4,734
Cash and cash equivalents at the beginning of the period	68,915	10,407	5,673
Cash and cash equivalents at the end of the period	$21,944	$68,915	$10,407
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27,518	$19,718	$11,255
Restricted cash - funded as a component of proceeds from borrowings	$—	$21,500	$23,761
Supplemental Disclosures of Significant Non-cash Transactions:
Change in fair value of interest rate swap agreements	$(6,560)	$(423)	$—
Construction in progress costs - real estate development	$(38,208)	$(35,114)	$—
Unpaid construction in progress costs - real estate development	$(10,106)	$13,423	$—
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets	$7,282	$—	$8,335
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $749 and $1,799, respectively	$73,701	$23,843	$—
Noncontrolling interest in land development	$—	$7,656	$—
Increase in distributions payable to noncontrolling interests	$42	$9	$56
Increase in distributions payable to common stockholders	$2,637	$1,924	$859
(Decrease) increase in distributions payable to preferred unit holders	$(1,615)	$—	$1,615
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$359	$355	$318
Common stock issued pursuant to the distribution reinvestment plan	$52,557	$44,947	$8,902
Common stock redemptions funded subsequent to year-end	$6,336	$1,240	$244
Assets and liabilities assumed in conjunction with the Signature Office REIT merger:
Land	$71,529	$—	$—
Building and improvements	$436,350	$—	$—
Tenant origination and absorption cost	$89,357	$—	$—
Above market leases	$16,860	$—	$—
Other assets	$2,148	$—	$—
Unsecured debt	$173,000	$—	$—
Below market leases	$6,996	$—	$—
Accounts payable and other liabilities	$11,138	$—	$—
Equity consideration for the Signature Office REIT merger	$433,667	$—	$—
See accompanying notes.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

1.     Organization
Griffin Capital Essential Asset REIT, Inc., a Maryland corporation (the "Company"), was formed on August 28, 2008 under the Maryland General Corporation Law. The Company was organized primarily with the purpose of acquiring single tenant properties that are essential to the tenant’s business and used a substantial amount of the net proceeds from the Public Offerings (as defined below) to invest in these properties. The Company satisfied requisite financial and non-financial requirements and elected to be taxed as a REIT for each taxable year ended since December 31, 2010 and for each year thereafter. The Company’s year end is December 31.
Griffin Capital Corporation, a California corporation (the "Sponsor"), has sponsored the Company’s Public Offerings. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor as the trustee of the trust entity that is the sole shareholder of the Sponsor.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), was formed on August 27, 2008. Griffin Capital Asset Management Company, LLC ("GAMCO," formerly known as Griffin Capital REIT Holdings, LLC) is the sole member of the Advisor, and Griffin Capital, LLC ("GC") is the sole member of GAMCO. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. On February 20, 2009, the Company began to offer shares of common stock, pursuant to a private placement offering to accredited investors (collectively, the "Private Offering"), which included shares for sale pursuant to the distribution reinvestment plan ("DRP"). On November 6, 2009, the Company's registration statement was declared effective by the Securities and Exchange Commission ("SEC"), and the Company began to offer, in a public offering, a maximum of 82,500,000 shares of common stock, consisting of 75,000,000 shares at $10.00 per share (the "Primary Public Offering") and 7,500,000 shares pursuant to the DRP at $9.50 per share (together with the Primary Public Offering, the "Initial Public Offering") and terminated the Private Offering.
On April 25, 2013, the Company terminated its Initial Public Offering, having issued approximately 19,200,570 total shares of the Company's common stock for gross proceeds of approximately $191.5 million, including 585,533 shares, or $5.6 million, issued pursuant to the DRP. On April 26, 2013, the Company began to offer, in a follow-on offering, up to $1.0 billion in shares of common stock, consisting of approximately 97,200,000 shares at $10.28 per share in the primary offering (the "Primary Follow-On Offering" and together with the Primary Public Offering, the "Primary Public Offerings") and $100.0 million in shares of common stock, consisting of approximately 10,200,000 shares pursuant to the DRP at a price equal to 95% of the share price, which was approximately $9.77 per share (together with the Primary Follow-On Offering, the “Follow-On Offering” and, collectively with the Initial Public Offering, the "Public Offerings"). On April 22, 2014, the Company announced that it was no longer accepting subscriptions in the Follow-On Offering, as it expected to reach the maximum amount of offering proceeds. The Company issued 107,144,337 total shares of the Company's common stock for gross proceeds of approximately $1.1 billion in the Follow-On Offering, including 1,774,208 shares, or $17.3 million, issued pursuant to the DRP.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the "2014 DRP Offering"). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the "2015 DRP Offering" and together with the 2014 DRP Offering, the "DRP Offerings") and terminated the 2014 DRP Offering. In connection with the DRP Offerings, the Company had issued 8,579,699 shares of the Company's common stock for gross proceeds of approximately $87.3 million through December 31, 2015. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
On November 21, 2014, the Company entered into a merger agreement with Signature Office REIT, Inc. ("SOR"). In connection with the merger (the "SOR Merger"), (1) SOR merged into a wholly-owned subsidiary of the Company, and (2)

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

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
On October 22, 2015, the Company's board of directors (the "Board"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the "Nominating and Corporate Governance Committee") comprised solely of independent directors, approved an estimated value per share of the Company's common stock of $10.40 (unaudited) based on the estimated value of the Company's assets less the estimated value of the Company's liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013, in addition to guidance from the SEC.
As of December 31, 2015, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 175,184,519 shares outstanding at December 31, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of December 31, 2015 and 2014, the Company had issued $110.2 million and $57.7 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption. The common stock subject to redemptions is net of cumulative redemptions which includes stock tendered at December 31, 2015 of approximately $6.3 million and $1.2 million, respectively, which is included in accounts payable and other liabilities on the consolidated balance sheets. See Note 8, Equity — Share Redemption Program. Since inception and through December 31, 2015, the Company had redeemed 1,753,700 shares of common stock for approximately $17.3 million at a weighted average price per share of $9.88 pursuant to the share redemption program.
Griffin Capital Securities, LLC (formerly known as Griffin Capital Securities, Inc., the "Dealer Manager") is an affiliate of the Sponsor, and is a wholly-owned subsidiary of GC. The Dealer Manager was responsible for marketing the Company’s shares offered during the Public Offerings. The dealer manager agreement was terminated in accordance with its terms upon the termination of the Follow-On Offering.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2015, the Company owned approximately 97% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 1% of the limited partnership units of the Operating Partnership. The remaining approximately 2% of the limited partnership units were owned by third parties. No limited partnership units of the Operating Partnership have been redeemed during the years ended December 31, 2015 and 2014. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2015.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2015 and 2014. The consolidated financial

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

statements include accounts of the Company, the Operating Partnership, including a consolidated VIE (see Note 4, Investments), and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Based on certain criteria discussed below, the Company classified an office property as held for sale as of December 31, 2015. As a result, certain assets and liabilities are presented as held for sale on the consolidated balance sheets for all periods presented. See Assets Held for Sale in Note 3, Real Estate.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of December 31, 2015 and 2014.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of December 31, 2015 and 2014, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was approximately $24.2 million and $40.8 million, respectively. The balance as of December 31, 2015 includes $2.0 million in rent collections from the eight properties, which serve as collateral under the Midland Mortgage loan and the DynCorp property, which was acquired in the current period, $13.3 million designated for deferred maintenance and re-leasing costs, $2.2 million of taxes and insurance reserves to be applied to future amounts incurred, and $6.6 million in rent received from the DreamWorks property, which is to be held in escrow pending the wind down of a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners and LTI properties. Such exchange was completed on January 12, 2016, thus, releasing any restrictions on the DreamWorks rent receipts.
The proceeds of approximately $47.0 million from the sale of the Will Partners and LTI properties were deposited with a qualified intermediary, as both properties were treated as a tax-deferred exchange. See Note 3, Real Estate.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the years ended December 31, 2015, 2014, and 2013 totaled $35.0 million, $28.6 million, and $29.5 million, respectively. For properties acquired in a sale-leaseback transaction or part of a development project, acquisition fees and acquisition expenses are included as part of the acquisition price.
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
Depreciation expense for buildings and improvements for the years ended December 31, 2015, 2014, and 2013 was $43.3 million, $27.7 million, and $10.1 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2015, 2014, and 2013 was $69.4 million, $45.2 million, and $14.1 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
Assets Held for Sale
The Company accounts for properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, ("ASC Topic 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant,

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

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
In accordance with ASC 205, a component of an entity or a group of components of an entity, or a business or nonprofit activity (the entity to be sold), shall be classified as held for sale in the period in which all of the required criteria are met.
In accordance with ASC Topic 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. As of December 31, 2015, one property owned by the Company met the criteria to be classified as held for sale and was included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations. See Note 3, Real Estate.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2015 and 2014, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Intangible Assets and Liabilities Arising from In-Place Leases Where the Company is the Lessee
In-place ground leases where the Company is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the lease. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating expense over the remaining term of the respective lease.
The Operating Partnership, through a single purpose entity, assumed a ground lease with the acquisition of the Waste Management property on January 16, 2014. The ground lease has a remaining term of 80 years, expiring on December 31, 2095. See Note 3, Real Estate.
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

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

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
During the years ended December 31, 2015, 2014, and 2013, the Company recognized deferred rent from tenants of $13.8 million, $11.6 million, and $3.5 million, respectively. As of December 31, 2015 and 2014, the cumulative deferred rent balance for assets not held for sale was $26.4 million and $15.6 million, respectively.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2015, the Company estimated that approximately $2.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability to reflect the net over collections which will be refunded to the tenants either by a credit to contractual rent payments or as a disbursement from operating cash flow.
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
Pursuant to the Advisory Agreement, the Company was obligated to reimburse the Advisor for organizational and offering expenses incurred in connection with the Primary Public Offerings in an amount not to exceed 3.5% of gross offering proceeds of the terminated or completed Primary Public Offerings for issuer costs (excluding sales commissions and dealer manager fees). In addition, pursuant to the Advisory Agreement, organization and offering expenses (including sales commissions and dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) were subject to a limitation of 15% of gross offering proceeds of the terminated or completed Public Offerings. If the organization and offering expenses exceeded such limits discussed above, within 60 days after the end of the month in which the Public Offerings terminated or were completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2015, the Company was not obligated to reimburse the Advisor for any organizational and offering expenses. As of December 31, 2015, the Company incurred approximately $130.6 million of offering costs and approximately $0.8 million in organizational costs.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, and other fees associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3.8 million, $3.9 million, and $1.9 million, respectively. Amortization expense for the year ended December 31, 2015 includes approximately $1.4 million of write-offs

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

related to the Unsecured credit facility (May 2014), which was terminated upon the execution of the Unsecured Credit Facility (July 2015) on July 20, 2015. Similarly, the amortization expense for the year ended December 31, 2014 includes approximately $1.7 million of write-offs related to the refinancing through the AIG loan on January 24, 2014 and the Company's previously existing KeyBank credit facility and KeyBank term loan, which were both terminated in conjunction with the execution of the Unsecured credit facility (May 2014) on May 8, 2014. As of December 31, 2015 and 2014, the Company’s deferred financing costs, net of accumulated amortization, were $12.9 million and $11.8 million, respectively.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of a $4.9 million and a $2.9 million termination fee, as a result of the lease terminations with World Kitchen, LLC, the former tenant at the Will Partners property, on January 24, 2014, and with Wells Fargo Bank, N.A., the former tenant at the Wells Fargo property, on December 31, 2015, respectively. Prepaid expenses, which are capitalized as other assets, will be expensed over the corresponding period. Leasing commissions for new, renewal, or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred Leasing Costs, net of the Deferred Leasing Costs related to the real estate held for sale, totaled $13.2 million and $2.2 million as of December 31, 2015 and 2014, respectively.
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
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The future shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted, subject to the vesting period. One-third of the shares of restricted stock, or 333 shares, for

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

each of the Company's independent directors, vested during the year ended December 31, 2015. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
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
Derivative Instruments and Hedging Activities
FASB ASC Topic 815: Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 6, Interest Rate Contracts.
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
See Note 7, Fair Value Measurements.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2015, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2015, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2015 and 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assume each share was issued and outstanding each day during the three months ended December 31, 2015. Distributions declared per common share were based on daily declaration and record dates selected by the Company’s board of directors of $0.001901096 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU No. 2015-16”). In a business combination, ASU No. 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to disclose, by financial statement line item, the nature and amount for the adjustments and the current period income statement impact related to prior periods. The amendments in this ASU are effective for fiscal years beginning December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company elected to adopt ASU No. 2015-16 early, beginning with the quarter ended September 30, 2015. There was no significant impact to the Company's consolidated financial statements or notes to theconsolidated financial statements as a result of early adoption.
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

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company does not expect the adoption of ASU No. 2015-03 to have a significant impact on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2015-02 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
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

3.     Real Estate
As of December 31, 2015, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
2015 Acquisitions and SOR Merger
During the year ended December 31, 2015, the Company acquired six properties from unaffiliated parties and one property from an affiliated party. The aggregate purchase price of the acquisitions was approximately $483.6 million.
As previously discussed in Note 1, the SOR Merger closed on June 10, 2015, and as part of the SOR Merger, the Company assumed 15 buildings located on 13 properties in 8 states, comprising a total of approximately 2.6 million square feet. The properties assumed through the SOR Merger have been allocated a combined value of $607.1 million.
A summary of the fair value of the assets and liabilities acquired and assumed through the SOR Merger in exchange for approximately 41.8 million shares of the Company's stock is shown in the table below:

Cash assumed	$8,557
Land	71,529
Building and improvements	436,350
Tenant origination and absorption cost	89,357
Above market leases	16,860
Other assets	2,148
Total assets	$624,801

Unsecured debt (1)	$173,000
Below market leases	6,996
Accounts payable and other liabilities	11,138
Total liabilities	191,134
Equity consideration for SOR Merger	433,667
Total liabilities and equity	$624,801

(1)	The unsecured debt was terminated simultaneously with the closing of the SOR Merger, and repaid with borrowings from the Company's Unsecured credit facility (May 2014).
Highway 94
On November 6, 2015, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired the interests of Griffin Capital (Highway 94) Investors, DST ("Highway 94") from 45 unaffiliated third party investors. The Highway 94 property is a 660,000 square foot manufacturing facility located in Jefferson City, Missouri, and was managed by an affiliate of the Advisor. The Highway 94 property is leased in its entirety to ABB, Inc., which lease terminates on August 31, 2024. ABB, Inc. has the option to purchase the Highway 94 property through the termination date of the lease. The unaffiliated third party investors contributed all of their ownership interests in Highway 94 in exchange for either limited partnership units in the Operating Partnership or cash. The purchase price of the Highway 94 property was $31.9 million. The Company, through the Operating Partnership, issued approximately $7.3 million in limited partnership units to those investors who elected to exchange their ownership interest. The issuance of the limited partnership units is included as a component of noncontrolling interest in the Company's permanent equity. The remaining balance of approximately $24.6 million consists of a mortgage loan assumption of approximately $19.0 million and a cash payment made to the unaffiliated third party investors of $5.6 million.
The aggregate value of the 21 properties related to the 2015 acquisitions, SOR Merger, and completion of the Restoration Hardware project, which was transferred out of construction in progress in August 2015, was approximately $1.2 billion as shown below:

Property	Location	Tenant/Major Lessee	Acquisition/ Merger Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)		Unsecured Credit Facility	Other Debt Financings		Year of Lease Expiration (for Major Lessee)
GE Aviation	West Chester, OH	General Electric Company	2/19/2015	$66,000		409,800	$1,980		$50,000	$—		2020
Westgate III	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	77,000		225,500	2,310		76,100	—		2026
Lisle	Lisle, IL	McCain Foods USA, Inc.	6/10/2015	19,500	(2)	94,400	(2)		(3)	—		2021
Bloomingdale	Bloomingdale, IL	BFS Retail & Commercial Operations, LLC	6/10/2015	7,450	(2)	71,100	(2)		(3)	—		2018
Columbia	Columbia, MD	Leidos Holdings, Inc.	6/10/2015	58,130	(2)	200,600	(2)		(3)	—		2019
Denver	Denver, CO	Jackson National Life Insurance Company	6/10/2015	35,000	(2)	182,900	(2)		(3)	—		2027
Columbus	Dublin, OH	Qwest Communications Company, LLC	6/10/2015	27,600	(2)	164,600	(2)		(3)	—		2022
Miramar	Miramar, FL	Humana Medical Plan Inc.	6/10/2015	24,600	(2)	96,400	(2)		(3)	—		2023
Irving Carpenter	Irving, TX	NEC Corporation of America	6/10/2015	23,500	(2)	119,600	(2)		(3)	—		2026
Frisco	Frisco, TX	T-Mobile West Corporation	6/10/2015	59,250	(2)	284,200	(2)		(3)	—		2017
Houston Westway II	Houston, TX	VetcoGray, Inc. (GE Oil & Gas, Inc.)	6/10/2015	82,500	(2)	242,400	(2)		(3)	—		2022
Houston Westway I	Houston, TX	Cameron Solutions	6/10/2015	37,700	(2)	144,000	(2)		(3)	—		2018
Atlanta Perimeter	Atlanta, GA	State Farm Mutual Automobile Insurance Company	6/10/2015	101,670	(2)	584,800	(2)		(3)	—		2023
Herndon	Herndon, VA	Time Warner Cable Southeast, LLC	6/10/2015	87,300	(2)	268,200	(2)		(3)	—		2019
Deerfield	Deerfield, IL	CF Industries Holdings, Inc.	6/10/2015	42,900	(2)	171,900	(2)		(3)	—		2027
DreamWorks	Glendale, CA	DreamWorks Animation SKG, Inc.	7/21/2015	215,000		459,800	(4)		205,000	—		2035
Restoration Hardware	Patterson, CA	Restoration Hardware, Inc.	8/15/2015	99,850	(5)	1,501,400	2,965	(5)	—	—		2030
Highway 94	Jefferson City, MO	ABB, Inc.	11/6/2015	31,940		660,000	958		—	19,033	(6)	2024
DynCorp	Fort Worth, TX	DynCorp International, LLC	12/11/2015	16,650		119,000	499		—	11,162	(6)	2018
Mercedes-Benz	Fort Worth, TX	Mercedes-Benz Financial Services USA	12/11/2015	29,000		164,300	870		—	18,945	(6)	2018

Property	Location	Tenant/Major Lessee	Acquisition/ Merger Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Unsecured Credit Facility	Other Debt Financings		Year of Lease Expiration (for Major Lessee)
Samsonite	Jacksonville, FL	Samsonite, LLC	12/11/2015	48,000	817,700	1,440	—	24,561	(6)	2024
				$1,190,540	6,982,600	$11,022	$331,100	$73,701

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

(3)
In connection with the SOR Merger on June 10, 2015, the Company, through the Operating Partnership, borrowed $173.0 million from the Unsecured revolver (May 2014) to repay the outstanding SOR debt, as discussed in Note 5, Debt.

(4)
The Advisor received acquisition fees equal to 2.5%, or approximately $5.4 million, of the acquisition value of $215.0 million. In addition, the Advisor also received actual expense reimbursements of $0.8 million.

(5)
Represents a development project with WRRH Patterson, LLC, which was placed into service on August 15, 2015. The total acquisition fees and expense reimbursements payable to the Advisor were included in the basis of the property, as discussed in Note 4, Investments.

(6)	Represents the mortgage loans assumed in conjunction with the acquisitions of the Highway 94, DynCorp, Mercedes-Benz, and Samsonite properties. See Note 5, Debt.

The following summarizes the purchase price allocation of the 2015 acquisitions and SOR Merger:

Property	Land	Building and improvements	Tenant origination and absorption cost	In-place lease valuation - above/(below) market	Debt discount/(premium)	Total
GE Aviation	$4,400	$52,211	$9,470	$(81)	$—	$66,000
Westgate III	3,209	60,852	15,085	(2,146)	—	77,000
DreamWorks	26,387	148,163	42,642	(2,192)	—	215,000
Highway 94 (1)	5,540	21,300	6,930	(4,080)	2,250	31,940
DynCorp (1)	1,952	13,546	1,994	(842)	—	16,650
Mercedes-Benz (1)	2,330	23,424	2,952	294	—	29,000
Samsonite (1)	5,040	37,152	5,338	1,971	(1,501)	48,000
Total acquisitions	$48,858	$356,648	$84,411	$(7,076)	$749	$483,590
Lisle	2,788	11,209	4,991	512	—	19,500
Bloomingdale	1,178	4,689	493	1,090	—	7,450
Columbia	6,989	42,690	4,185	4,266	—	58,130
Denver	9,948	22,714	1,174	1,164	—	35,000
Columbus	2,943	14,896	7,755	2,006	—	27,600
Miramar	4,488	18,211	1,768	133	—	24,600
Irving Carpenter	1,842	19,479	2,573	(394)	—	23,500
Frisco	8,239	47,296	4,099	(384)	—	59,250
Houston Westway II	3,961	67,484	11,184	(129)	—	82,500
Houston Westway I	6,540	27,765	2,938	457	—	37,700
Atlanta Perimeter	8,607	63,247	33,472	(3,656)	—	101,670
Herndon	9,667	66,303	7,794	3,536	—	87,300
Deerfield	4,339	30,367	6,931	1,263	—	42,900
Total SOR Merger	$71,529	$436,350	$89,357	$9,864	$—	$607,100
Total acquisitions and SOR Merger	$120,387	$792,998	$173,768	$2,788	$749	$1,090,690

(1)	As of December 31, 2015, the purchase price allocation for the Highway 94, DynCorp, Mercedes-Benz, and Samsonite properties had not been finalized.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2015 had been included in operations as of January 1, 2014. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2015	2014
Revenue	$345,092	$318,720
Net income	$63,170	$49,499
Net income attributable to noncontrolling interests	$1,259	$979
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(359)	$(355)
Net income attributable to common stockholders (1)	$42,402	$29,154
Net income attributable to common stockholders per share, basic and diluted	$0.24	$0.19

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.

The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2016 to 2035, are shown in the table below:

2016	$254,246
2017	253,976
2018	246,264
2019	215,126
2020	189,114
Thereafter	1,001,398
Total	$2,160,124
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
Tenant security deposits as of December 31, 2015 and 2014, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.8 million and $0.2 million, net of tenant security deposits related to the real estate held for sale, respectively, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables, which the Company deemed to be fully collectible, totaled $2.2 million and $0.3 million, net of tenant receivables related to the real estate held for sale, as of December 31, 2015 and 2014, respectively. Tenant receivables are included in other assets, net, on the consolidated balance sheets.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the disposal of the contributed asset, for a time period specified in the tax protection agreement. As of December 31, 2015, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Sale of College Park Property

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

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
Sale of LTI Property
On December 31, 2015, Life Technologies Corporation, the tenant previously occupying the LTI property, exercised its option to purchase the building located in Carlsbad, California, for total proceeds of $57.4 million, less closing costs of approximately $0.3 million. The carrying value of the LTI property on the closing date was approximately $51.0 million, which was comprised of $45.2 million of real estate assets, net, $1.6 million of deferred rent, and $4.2 million of other intangibles, such as tenant absorption costs and below market rent, net. Upon the sale of the property, the Company recognized a gain of approximately $6.1 million. In conjunction with the sale, the Advisor was paid a disposition fee of approximately $0.3 million, in accordance with the Advisory Agreement. The Company elected to complete the sale as part of a tax-deferred exchange of real estate as permitted by Section 1031 of the Internal Revenue Code, and thus, the proceeds of the sale of the property were deposited with a qualified intermediary.
Asset Held for Sale
As of December 31, 2015, one property, the One Century Place property located in Nashville, Tennessee, met the criteria to be classified as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of December 31, 2015. The summary includes the College Park, Will Partners, LTI and One Century Place properties as of December 31, 2014. Since the College Park and Will Partners properties were sold during 2015, the properties were not included in the current year balance sheet. The College Park, Will Partners, LTI and One Century Place properties are included in continuing operations in the consolidated statements of operations based on the Company's early adoption of ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of December 31, 2015 and 2014:

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

	Balance December 31, 2015	Balance December 31, 2014
Restricted cash	$561	$1,450
Real Estate:
Land	8,025	10,256
Building	42,858	66,629
Tenant origination and absorption cost	20,003	21,400
Construction in progress	22	271
Total Real Estate	70,908	98,556
Less: accumulated depreciation and amortization	(7,034)	(7,893)
Total real estate, net	63,874	90,663
In-place lease valuation - above market	813	813
Deferred rent	2,716	2,135
Other assets	829	1,801
Total assets	$68,793	$96,862
Accounts payable and other liabilities	$2,203	$2,763
Due to affiliates	81	104
Restricted reserve	561	1,039
Total liabilities	$2,845	$3,906
The following is a summary of the income (loss) included in the Company's income from continuing operations for the years ended December 31, 2015, 2014, and 2013 from assets classified as held for sale subsequent to the Company's adoption of ASU No. 2014-08, which includes the College Park, Will Partners, and One Century Place properties:

	Year Ended December 31,
	2015	2014	2013
Total revenues	$12,128	$13,231	$5,254
Operating expenses	(6,368)	(8,306)	(4,189)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	5,760	4,925	1,065
Depreciation and amortization expense	(2,554)	(8,156)	(2,041)
Interest expense	—	(907)	(170)
Income (loss) from assets classified as "held for sale," not qualifying as discontinued operations	$3,206	$(4,138)	$(1,146)
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles for the years ended December 31, 2015 and 2014. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

	Balance December 31, 2015	Balance December 31, 2014
In-place lease valuation (above market)	$45,413	$26,289
In-place lease valuation (above market) - accumulated amortization	(10,844)	(4,896)
In-place lease valuation (above market), net	34,569	21,393
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(54)	(26)
Ground leasehold interest (below market), net	2,200	2,228
Intangible assets, net	$36,769	$23,621
In-place lease valuation (below market)	$(55,774)	$(48,448)
In-place lease valuation (below market) - accumulated amortization	14,068	8,054
In-place lease valuation (below market), net	$(41,706)	$(40,394)
Tenant origination and absorption cost	$516,879	$359,416
Tenant origination and absorption cost - accumulated amortization	(119,593)	(58,679)
Tenant origination and absorption cost, net	$397,286	$300,737
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.8 years and 7.9 years as of December 31, 2015 and 2014, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2015	2014	2013
In-place lease valuation	$(3,785)	$(468)	$(546)
Tenant origination and absorption cost	$69,099	$45,044	$14,098
Ground leasehold amortization (below market)	$28	$26	$—
Other leasing costs amortization	$301	$143	$—
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2015 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2016	$1,028	$63,111	$28	$1,000
2017	$495	$60,293	$28	$1,229
2018	$(226)	$53,948	$28	$1,481
2019	$(1,990)	$44,201	$28	$1,481
2020	$(1,228)	$35,109	$28	$1,457

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

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

	Balance December 31, 2014	Additions	Deductions	Balance December 31, 2015
Tenant improvement reserves (1)	$36,931	$1,904	$(25,942)	$12,893
Midland Mortgage loan repairs reserves (2)	453	—	—	453
Real estate tax reserve (Emporia Partners, TW Telecom, DynCorp, and Mercedes-Benz) (3)	1,074	2,601	(1,784)	1,891
Property insurance reserve (Emporia Partners) (3)	251	494	(444)	301
Restricted deposits	20	—	—	20
Midland Mortgage loan restricted lockbox (4)	2,023	2,044	(2,023)	2,044
Restricted rent receipts (5)	—	6,585	—	6,585
	$40,752	$13,628	$(30,193)	$24,187

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

(2)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013, whereby certain properties became collateral for the Midland Mortgage loan.

(3)
Additions represent monthly funding of real estate taxes and insurance by the tenants during the current period. Deductions represent reimbursements to the tenant for payment of real estate taxes and insurance premiums made during the current period.

(4)
As part of the terms of the Midland Mortgage loan, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

(5)
Addition represents rent and prepaid rent received from the DreamWorks property from August 2015 through January 2016, which is to be held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of the Will Partners and LTI properties. Such exchange was completed on January 12, 2016, thus, releasing any restrictions on the DreamWorks rent receipts.

4.	Investments
Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust ("DST") affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the "HealthSpring property") for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consists of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a tripe-net lease to HealthSpring, Inc. ("HealthSpring"), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. The Operating Partnership has the ability to exercise two exchange rights in which it can acquire additional beneficial interests in the DST at fair value. The initial exchange right, which may be exercised by the Operating Partnership at any point after the beneficial owners have held their interest in the DST for at least one year, allows each investor to sell or retain its interest in the DST or exchange its interest in the DST for units in the Operating Partnership ("the Units"). The secondary exchange right, which may not be exercised by the Operating Partnership until at least five years after the date of the agreement, allows each investor to either exchange their interest in the DST for units in the Operating Partnership or cash.
As of December 31, 2015, the Operating Partnership had exercised its initial exchange right. Approximately 73% of the beneficial owners of HealthSpring interests elected to exchange their interest in the DST for the Units, and the remaining 27% elected to be paid in cash. Until a contribution agreement is executed, the beneficial owners can change their contribution election or remain in the DST. The exchange is expected to be completed in the first quarter of 2016.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offering. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially acquired with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately seven years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $(0.2) million, of other comprehensive loss for the year ended December 31, 2015.
The interests discussed above are deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interests in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements.
As of December 31, 2015, the balance of the investments totaled approximately $56.9 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2014	$1,351	$64,898	$66,249
Other comprehensive loss	—	(189)	(189)
Net income (loss)	35	(1,510)	(1,475)
Distributions	(95)	(7,627)	(7,722)
Balance December 31, 2015	$1,291	$55,572	$56,863
Investments in Consolidated Entities
Effective June 16, 2014, WRRH Patterson, LLC (an affiliate of Weeks Robinson Properties) and Griffin Capital JVII Patterson, LLC, a wholly-owned SPE of the Operating Partnership, entered into an operating agreement as Managing Member and Investor Member, respectively, for purposes of forming WR Griffin Patterson, LLC ("WR Griffin"). WR Griffin's purpose is to acquire, own, develop, construct, and otherwise invest and manage a development project located in Patterson, California (the "Project") in which a warehouse and distribution facility consisting of approximately 1.5 million square feet was subsequently constructed (the "Restoration Hardware property").
On June 20, 2014, the Company, through WR Griffin, entered into a real estate development agreement with Weeks Robinson Development & Management, LLC ("Weeks Robinson") to develop and construct the Restoration Hardware property. Concurrently, the land on which the property was to be constructed was purchased by WR Griffin for approximately $15.2 million, including closing costs.
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
During the construction of the Project, the business and affairs of WR Griffin were managed by the Managing Member. However, all major decisions, as provided in the operating agreement, were approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest, pursuant to the purchase and sale agreement, has been assigned to the Investor Member in exchange for a mandatory redemption fee based on the fair value of the property at completion. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon completion of certain terms included in the operating agreement, which is expected to occur in the first quarter in 2016.
The Company determined that control of the joint venture lies with its wholly-owned SPE. As such, the Company, in consolidation with the joint venture, included the following amounts on its consolidated balance sheet as of December 31, 2015 and 2014:

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

	Balance December 31, 2015		Balance December 31, 2014
Cash on hand	$4,711		$6,985
Deferred rent	372		—
Other assets	59		—
Construction in progress - paid by the joint venture	—		34,739
Construction in progress - paid by the Company	—		70
Leasing commissions, net	731		375
Land	15,463	(1)	15,185
Building	57,595	(1)	—
Tenant improvements	18,040	(1)	—
Accumulated depreciation	(1,314)		—
Construction in progress payable	—		(13,423)
Accounts payable and other liabilities	(21,979)		—
Due to affiliates	(3,324)		—
Noncontrolling interest	—		(7,656)
Total investment	$70,354		$36,275

(1)	Includes $3.0 million of acquisition fees and expense reimbursements, as discussed in Note 3, Real Estate.
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
Mandatory redemption
As noted above, the Managing Member's interest pursuant to the purchase and sale agreement has been assigned to the Investor Member in exchange for a mandatory redemption fee. As a result of the assignment, the Managing Member will transfer all membership interest to the Investor Member upon satisfying certain terms included in the operating agreement, including the completion of the Project and payment of the mandatory redemption fee, which is based on the estimated fair value of the property at completion. As of December 31, 2015, the Company agreed to pay the mandatory redemption fee of approximately $18.1 million, thus, reclassifying the noncontrolling interest from temporary equity to a liability on the consolidated balance sheet. The redemption of the Managing Member's interest includes their initial contribution of approximately $7.7 million.
5.     Debt
As of December 31, 2015 and 2014, the Company’s debt consisted of the following:

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

	Balance December 31, 2015	Balance December 31, 2014	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Plainfield mortgage loan	$19,295	$19,638	6.650%		Principal and Interest	November 2017
Emporia Partners mortgage loan	3,753	4,108	5.880%		Principal and Interest	September 2023
LTI mortgage loan	—	32,128	5.800%		Principal and Interest	March 2016
LTI mortgage loan premium	—	102	—		—	—
TransDigm mortgage loan	6,432	6,576	5.980%		Principal and Interest	June 2016
TransDigm mortgage loan premium	22	75	—		—	—
Ace Hardware mortgage loan	23,294	23,648	5.588%		Principal and Interest	October 2024
Ace Hardware mortgage loan premium	1,508	1,681	—		—	—
Highway 94 mortgage loan	18,968	—	3.750%		Principal and Interest	August 2024
Highway 94 mortgage loan discount	(2,210)	—	—		—	—
DynCorp mortgage loan	11,162	—	4.700%		Principal and Interest	July 2016
Mercedes-Benz mortgage loan	18,945	—	6.018%		Principal and Interest	November 2016
Samsonite mortgage loan	24,561	—	6.080%		Principal and Interest	September 2023
Samsonite mortgage loan premium	1,490	—	—		—	—
Midland Mortgage loan	105,600	105,600	3.940%		Interest Only through March 2017/Principal and Interest thereafter	April 2023
AIG loan	110,640	110,640	4.960%		Interest Only through January 2017/Principal and Interest thereafter	February 2029
TW Telecom loan	21,213	21,500	LIBO Rate +2.45%	(2)	Interest Only through July 2015/Principal and Interest thereafter	August 2019
Mortgage Loan Total	364,673	325,696
Unsecured term loan (May 2014)	—	300,000	LIBO Rate +1.45%		Interest Only	May 2019
Term Loan (July 2015)	640,000	—	LIBO Rate +1.25%	(2)	Interest Only	July 2020
Revolver Loan (July 2015)	481,653	—	LIBO Rate +1.30%	(2)	Interest Only	July 2020	(3)
Total	$1,486,326	$625,696

(1)
Including the effect of an interest rate swap agreement with a notional amount of $425.0 million, the weighted average interest rate as of December 31, 2015 was 2.8% for the Company's fixed-rate and variable-rate debt combined and approximately 3.8% for the Company's fixed-rate debt only.

(2)	The LIBO Rate as of December 31, 2015 was 0.30% (effective as of December 11, 2015).

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

(3)
The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Unsecured Credit Facility (July 2015)
On July 20, 2015, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital Markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), the Company was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility (July 2015) has an interest rate calculated based on LIBO Rate plus the applicable LIBO Rate margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement (July 2015). The applicable LIBO Rate margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after the Company has received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and the Company has elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement (July 2015). Otherwise, the applicable LIBO Rate margin will be based on a leverage ratio computed in accordance with the Company's quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility (July 2015) are interest only and are due on the first day of each quarter. In connection with the Unsecured Credit Agreement (July 2015), the Company incurred approximately $4.1 million of deferred financing costs, which are being amortized as a component of interest expense over the term of the agreement.
Highway 94 Mortgage Loan
As part of the acquisition of the Highway 94 property, the Company assumed a $19.0 million mortgage loan (the "Highway 94 mortgage loan") from Wells Fargo Bank Northwest, N.A., and Teachers Insurance and Annuity Association, as participating holder of the note. The Highway 94 mortgage loan matures on August 1, 2024, has a fixed interest rate of 3.75%, and requires monthly payments of principal and interest.
DynCorp Mortgage Loan, Mercedes-Benz Mortgage Loan, and Samsonite Mortgage Loan
On December 11, 2015, the Company, through three wholly-owned subsidiaries of the Operating Partnership, assumed the following property mortgage loans related to the acquisition of the following three properties:

•
DynCorp - Approximately $11.2 million, secured by the DynCorp property (the "DynCorp mortgage loan"). The DynCorp mortgage loan has a fixed interest rate of 4.70%, matures in July 2016, and requires monthly principal and interest payments.

•
Mercedes-Benz - Approximately $18.9 million, secured by the Mercedes-Benz property (the "Mercedes-Benz mortgage loan"). The Mercedes-Benz mortgage loan has a fixed interest rate of 6.018%, matures in November 2016, and requires monthly principal and interest payments.

•
Samsonite - Approximately $24.6 million, secured by the Samsonite property (the "Samsonite mortgage loan"). The Samsonite mortgage loan has a fixed interest rate of 6.08%, matures in September 2023, and requires monthly principal and interest payments.

Debt Covenant Compliance
Pursuant to the terms of the Midland Mortgage loan, AIG loan, TW Telecom loan, Unsecured Credit Facility (July 2015), DynCorp mortgage loan, and Mercedes-Benz mortgage loan, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants for each quarter of 2015 and as of December 31, 2015.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

The following summarizes the future principal repayments of all loans as of December 31, 2015 per the loan terms discussed above:

	December 31, 2015
2016	$40,078	(1)
2017	22,237	(2)
2018	7,077
2019	25,153	(3)
2020	1,128,486	(4)
Thereafter	262,485	(4)
Total principal	1,485,516
Unamortized debt premium	810
Total	$1,486,326

(1)	Amount includes payment of the balances of the TransDigm, DynCorp, and Mercedes-Benz property mortgage loans, which mature in 2016.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan, which matures in 2017.

(3)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(4)	Amount includes payment of the balances of:

•	the Term Loan (July 2015), which matures in 2020,

•	the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised,

•	the Midland Mortgage, Emporia Partners, and Samsonite property mortgage loans, all of which mature in 2023,

•	the Ace Hardware and Highway 94 property mortgage loans, which mature in 2024, and

•	the AIG loan, which matures in 2029.
Principal repayments on the TransDigm, Ace Hardware, Highway 94, and Samsonite property mortgage loans do not include the unamortized valuation net premium of $0.8 million.

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
Derivative Instruments
The objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015). The first interest rate swap is effective for the period from July 9, 2015 to July 1, 2020 with a notional amount of $425.0 million. The two forward-starting interest rate swap transactions are effective for the periods from January 1, 2016 to July 1, 2018 and July 1, 2016 to July 1, 2018, and have notional amounts of $300.0 million and $100.0 million, respectively.
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, the Company estimates that an additional $6.5 million will be released from accumulated other comprehensive income (loss) into earnings.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

During the year ended December 31, 2015, the amount of income (loss) into earnings under "interest expense" was approximately $3.1 million. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. During the year ended December 31, 2015, the Company recognized, in earnings, less than $0.1 million related to the ineffective portion of the interest rate swaps.
The following table sets forth a summary of the interest rate swaps at December 31, 2015:

		Maturity	Interest	Fair value (2)	Current Notional Amount (3)
Derivative Instrument	Effective Date (1)	Date	Strike Rate	December 31, 2015	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(4,305)	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	$(1,605)	$—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	$(484)	$—

(1)	The Company entered into all interest rate swap agreements in 2015. Thus, no prior period information is available.

(2)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2015, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" on the consolidated balance sheets.

(3)	Represents the notional amount of swaps that are effective as of the balance sheet date of December 31, 2015.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $6.4 million. As of December 31, 2015, the Company had not posted any collateral related to these agreements.
7.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2015 and 2014.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2015:

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at (1):
December 31, 2015	$(6,394)	$—	$(6,394)	$—

(1)	The Company entered into all interest rate swap agreements in 2015. Thus, no prior period information is available.
Financial Instruments Disclosed at Fair Value

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

Financial instruments as of December 31, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2015 and 2014. The fair value of the 11 mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield mortgage loan	$20,240	$19,295	$20,994	$19,638
Emporia Partners mortgage loan	3,742	3,753	4,434	4,108
LTI mortgage loan	—	—	32,742	32,128
TransDigm mortgage loan	6,432	6,432	6,748	6,576
Ace Hardware mortgage loan	23,778	23,294	26,424	23,648
Midland Mortgage loan	107,154	105,600	105,155	105,600
AIG loan	114,747	110,640	122,062	110,640
Highway 94 mortgage loan	17,658	18,968	—	—
DynCorp mortgage loan (2)	11,162	11,162	—	—
Mercedes-Benz mortgage loan (2)	18,945	18,945	—	—
Samsonite mortgage loan	26,044	24,561	—	—

(1)
The carrying value of the TransDigm, Ace Hardware, Highway 94, and Samsonite property mortgage loans do not include the net debt premium of $0.8 million and $1.9 million as of December 31, 2015 and 2014, respectively. See Note 5, Debt, for details.

(2)	The fair value is identical to the carrying value as of December 31, 2015 since all three property mortgage loans mature in 2016.
8.     Equity
Preferred Equity
On November 5, 2013, in connection with the acquisition of the Investment Grade Portfolio, a portfolio of 18 properties, the Operating Partnership entered into a purchase agreement with an affiliate (the "Preferred Equity Investor") of Starwood Property Trust (“Starwood”), pursuant to which Starwood provided a $250.0 million equity investment in the Operating Partnership in exchange for 24,319,066 Series A Cumulative Exchangeable Preferred Units of limited partnership interest (the "Preferred Units") of the Operating Partnership. Pursuant to the terms of the purchase agreement, on May 14, 2015 and November 5, 2015, the Company, through the Operating Partnership, exercised its right to redeem the Preferred Units for $191.6 million and $64.1 million, respectively, including a liquidation preference and all accumulated and unpaid distributions. Effective November 5, 2015, the preferred equity investment was terminated.
Common Equity
As of December 31, 2015, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 175,184,519 shares outstanding at December 31, 2015, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
On October 22, 2015, the Company's board of directors, at the recommendation of the nominating and corporate governance committee comprised solely of independent directors, approved an estimated value per share of the Company's common stock of $10.40 (unaudited) based on the estimated value of the Company's assets less the estimated value of the Company's liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

The Company’s par value calculation and related additional paid in capital ("APIC") allocation from the inception of the offering was determined to be calculated incorrectly. The Company assessed the cumulative impact of the reclassification between the par value and APIC from inception and recorded a reduction to the par value of $1.2 million and a corresponding increase to APIC for the same amount to correct the balances as of December 31, 2015. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its consolidated financial statements for the year ended December 31, 2015, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect was not material to its consolidated financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that recording the correction in 2015 did not have a material effect on its consolidated financial statements for the year ended December 31, 2015.
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
As of December 31, 2015 and 2014, $110.2 million and $57.7 million in shares of common stock, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through December 31, 2015, the Company had redeemed 1,753,700 shares of common stock for approximately $17.3 million at a weighted average price per share of $9.88 pursuant to the SRP. As of December 31, 2015, there were 638,483 shares totaling $6.3 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General Partnership units and limited partnership units of the Operating Partnership were issued as part of the

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as discussed in Note 1, Organization.
As of December 31, 2015, noncontrolling interests were approximately 3% of total shares outstanding and approximately 3% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Operating Partnership issued 5.5 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties and 0.1 million limited partnership units to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC (Will Partners property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the years ended December 31, 2015 and 2014.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$17,478	$19,736	$17,512
Contribution/issuance of noncontrolling interests	7,282	1,504	8,095
Distributions to noncontrolling interests	(3,150)	(3,050)	(2,730)
Allocated distributions to noncontrolling interests subject to redemption	(10)	(14)	(49)
Net loss	(138)	(698)	(3,092)
Other comprehensive loss	(144)	—	—
Ending balance	$21,318	$17,478	$19,736
Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners REIT, LLC contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
At December 31, 2014, noncontrolling interests subject to redemption include Weeks Robinson's interest in the joint venture, the real estate developer engaged to develop and construct the Restoration Hardware property. The interest in the joint venture is deemed to be a variable interest in a VIE, and based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is the primary beneficiary of the investment. As such, the interest in the VIE is recorded using the consolidation method of accounting in the accompanying consolidated financial statements. Under the consolidation method, the Company includes the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. Since the Project was substantially completed in 2015, and the Company agreed to pay

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

the mandatory redemption fee, the Company reclassified the noncontrolling interest from temporary equity to a liability as of December 31, 2015. See Note 4, Investments.
9.     Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2015 and 2014:

	As of December 31, 2014		Year Ended December 31, 2015
	Payable		Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	—		35,210	(1)	32,245	2,965
Operating expenses/leasing commissions	202		3,713		1,738	2,177
Asset management fees	1,189		18,753		17,818	2,124
Property management fees	460		7,149		6,411	1,198
Disposition fees (2)	—		640		353	287
Costs advanced by the Advisor	—		53		47	6
Total, net of real estate assets held for sale	1,851		65,518		58,612	8,757
Asset management fees related to real estate held for sale (3)	65		636		657	44
Property management fees related to real estate held for sale (3)	39		473		475	37
Total	$1,955	(1)	$66,627		$59,744	$8,838
(1)     Includes approximately $3.0 million of acquisition fees and expense reimbursements related to the Restoration Hardware property, as discussed in Note
3, Real Estate, which are also included in the basis of the property.
(2)     The disposition expense represents fees incurred from the sale of the College Park, Will Partners, and LTI properties.
(3)     Represents asset management fees and property management fees for the College Park, Will Partners, and One Century Place properties.
Mortgage Receivable from Affiliate
On October 9, 2015, the Company entered into a mortgage receivable for approximately $26.0 million related to a 127,246 square foot, single-story office building located in Emeryville, CA. The borrower is an affiliated tenant-in-common private program or LLC, each with the Sponsor as the asset manager. The mortgage receivable had a rate of 8% per annum and was funded with proceeds from the Unsecured Credit Facility (July 2015). The mortgage receivable was paid in full on January 15, 2016.
Advisory Agreement
The Company currently does not have nor does it expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an advisory agreement with the Advisor for the Public Offerings. The Advisory Agreement entitles the Advisor to specified fees and incentives upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
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
Management Compensation

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

The following table summarizes the compensation and fees the Company has paid or may pay to the Advisor, the Property Manager, and the Sponsor and other affiliates, including amounts to reimburse costs for providing services.

Type of Compensation (Recipient)	Determination of Amount
Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement, the Advisor receives acquisition fees equal to 2.5%, and reimbursement for actual acquisition related expenses incurred by the Advisor of up to 0.50% of the contract purchase price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred on the Company's behalf, including certain payroll costs for acquisition-related efforts by the Advisor's personnel, as defined in the agreements. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of the Company's properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6.0% of the contract purchase price, unless approved by a majority of the independent directors.

Disposition Fee (Advisor)
In the event that the Company sells any or all of its properties (or a portion thereof), or all or substantially all of the business or securities of the Company are transferred or otherwise disposed of by way of a merger or other similar transaction, the Advisor will be entitled to receive a disposition fee if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company's directors, including a majority of the independent directors) in connection with such transaction. The disposition fee the Advisor or such affiliate shall be entitled to receive at closing will be equal to the lesser of: (1) 3% of the Contract Sales Price, as defined in the Advisory Agreement or (2) 50% of the Competitive Commission, as defined in the Advisory Agreement; provided, however, that in connection with certain types of transactions described further in the Advisory Agreement, the disposition fee shall be subordinated to Invested Capital (as defined in the operating partnership agreement). The disposition fee may be paid in addition to real estate commissions or other commissions paid to non-affiliates, provided that the total real estate commissions or other commissions (including the disposition fee) paid to all persons by the Company or the operating partnership shall not exceed an amount equal to the lesser of (i) 6% of the aggregate Contract Sales Price or (ii) the Competitive Commission.

Asset Management Fee (Advisor)
The Advisor receives an annual asset management fee for managing the Company’s assets equal to 0.75% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the years ended December 31, 2015 and 2014, approximately $1.6 million and $1.0 million, respectively, of operating expenses incurred by the Advisor were allocated to the Company in each period. Such costs are allocated using methodologies meant to fairly allocate such costs based upon the related activities and in accordance with the agreement.

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), a non-traded real estate investment trust in registration as of December 31, 2015, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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

Table of Contents          GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Dollars in thousands unless otherwise noted)

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
10.     Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.4 million during the years ended December 31, 2015 and 2014, related to the ground lease. As of December 31, 2015, the remaining required payments under the terms of the ground lease are as follows:

December 31, 2015
2016	$180
2017	198
2018	198
2019	198
2020	198
Thereafter	34,048
Total	$35,020
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
11.     Declaration of Distributions
During the quarter ended December 31, 2015, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2015 through December 31, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 16, 2015, the Company’s board of directors declared distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2016 through March 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
12.     Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$55,213	$61,563	$82,849	$90,470
Net income (loss)	$11,101	$(11,655)	$4,005	$12,170
Net income (loss) attributable to common stockholders	$6,116	$(21,409)	$1,544	$9,999
Net loss per share	$0.05	$(0.15)	$0.01	$0.06

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$47,992	$47,285	$52,631	$54,486
Net income (loss)	$2,740	$(7,990)	$381	$4,883
Net loss attributable to common stockholders	$(1,920)	$(12,378)	$(4,354)	$(2)
Net loss per share	$(0.03)	$(0.10)	$(0.03)	$(0.01)
13.     Subsequent Events
Offering Status
As of March 4, 2016, the Company had issued approximately 9,414,932 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $96.0 million.
Declaration of Distributions
On March 1, 2016, the Company’s board of directors declared distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2015						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
Plainfield	Office/Laboratory	IL	$19,295	$3,709	$27,335	$2,217	$3,709	$29,552	$33,261	$8,750	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,500	1,400	18,804	1,390	1,400	20,194	21,594	5,394	N/A	6/18/2009	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	3,753	274	7,567	—	274	7,567	7,841	1,731	N/A	8/27/2010	5-40 years
ITT	Office	CA	4,600	2,877	4,222	17	2,877	4,239	7,116	1,444	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	7,500	1,950	10,236	272	1,950	10,508	12,458	1,931	N/A	12/30/2010	5-40 years
AT&T	Office/ Data Center	WA	26,000	6,770	32,420	461	6,770	32,881	39,651	5,786	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	22,000	2,650	29,096	—	2,650	29,096	31,746	4,022	N/A	3/22/2012	5-40 years
TransDigm	Assembly/Manufacturing	NJ	6,432	3,773	9,030	—	3,773	9,030	12,803	1,505	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,500	2,600	13,500	468	2,600	13,968	16,568	2,138	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	9,000	2,674	13,229	651	2,674	13,880	16,554	1,597	N/A	11/8/2012	5-40 years
Northrop	Office	OH	10,800	1,300	16,188	—	1,300	16,188	17,488	3,082	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,500	4,182	18,072	—	4,182	18,072	22,254	3,327	N/A	12/18/2012	5-40 years
Comcast	Office	CO	—	3,146	22,826	174	3,146	23,000	26,146	3,957	N/A	1/11/2013	5-40 years
Boeing	Office	WA	—	3,000	9,000	102	3,000	9,102	12,102	2,732	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	30,060	2,800	47,752	145	2,800	47,897	50,697	4,612	N/A	5/1/2013	5-40 years
UTC	Office	NC	23,760	1,330	37,858	—	1,330	37,858	39,188	3,987	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	19,860	1,860	31,481	—	1,860	31,481	33,341	3,230	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	—	8,600	48,102	—	8,600	48,102	56,702	4,922	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—	7,697	21,843	—	7,697	21,843	29,540	1,828	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	26,160	5,300	36,768	1,472	5,300	38,240	43,540	5,082	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—	3,672	23,230	—	3,672	23,230	26,902	1,792	N/A	10/29/2013	5-40 years
Coca-Cola Refreshments	Office	GA	—	5,000	50,227	40	5,000	50,267	55,267	5,483	N/A	11/5/2013	5-40 years

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2015						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
General Electric	Office	GA	—	5,050	51,396	114	5,050	51,510	56,560	3,832	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—	4,189	23,414	114	4,189	23,528	27,717	3,155	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—	1,177	22,323	—	1,177	22,323	23,500	2,013	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—	850	8,892	—	850	8,892	9,742	1,074	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—	5,500	39,000	—	5,500	39,000	44,500	3,386	N/A	11/5/2013	5-40 years
IBM	Office	OH	—	4,750	32,769	341	4,750	33,110	37,860	4,153	N/A	11/5/2013	5-40 years
Aetna	Office	TX	—	3,000	12,330	185	3,000	12,515	15,515	1,671	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—	1,950	46,922	37	1,950	46,959	48,909	4,738	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—	875	11,375	534	875	11,909	12,784	2,326	N/A	11/5/2013	5-40 years
Wells Fargo	Office	WI	—	3,100	26,348	359	3,100	26,707	29,807	10,430	N/A	11/5/2013	5-40 years
Shire Pharmaceuticals	Office	PA	—	2,925	18,935	25	2,925	18,960	21,885	3,669	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—	2,920	23,510	44	2,920	23,554	26,474	3,576	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	—	1,109	6,066	4,575	1,109	10,641	11,750	784	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	—	2,292	16,930	—	2,292	16,930	19,222	2,189	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—	2,750	17,106	51	2,750	17,157	19,907	1,758	N/A	12/27/2013	5-40 years
Caterpillar	Industrial	IL	—	6,000	46,511	—	6,000	46,511	52,511	5,333	N/A	1/7/2014	5-40 years
DigitalGlobe	Office	CO	—	8,600	83,400	—	8,600	83,400	92,000	6,285	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—	—	16,515	10	—	16,525	16,525	1,511	N/A	1/16/2014	5-40 years
BT Infonet	Office	CA	—	9,800	41,483	—	9,800	41,483	51,283	3,394	N/A	2/27/2014	5-40 years
Wyndham Worldwide	Office	NJ	—	6,200	91,153	—	6,200	91,153	97,353	4,860	N/A	4/23/2014	5-40 years
Ace Hardware	Office	IL	23,294	6,900	33,945	—	6,900	33,945	40,845	2,195	N/A	4/24/2014	5-40 years
Equifax I	Office	MO	—	1,850	12,709	—	1,850	12,709	14,559	1,119	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—	15,000	45,893	—	15,000	45,893	60,893	5,262	N/A	5/22/2014	5-40 years
SoftBank	Office	CA	—	22,789	68,950	—	22,789	68,950	91,739	11,744	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—	2,230	31,062	—	2,230	31,062	33,292	1,984	N/A	6/19/2014	5-40 years

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2015						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances		Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation	Date of Construction	Date of Acquisition
Parallon	Office	FL	—		1,000	16,772	—	1,000	16,772	17,772	1,054	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	21,213		11,097	35,817	583	11,097	36,400	47,497	2,329	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	—	2,200	12,755	14,955	775	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	—	4,777	18,489	23,266	532	N/A	11/7/2014	5-40 years
Wells Fargo	Office	NC	—		2,150	40,806	—	2,150	40,806	42,956	1,683	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	2,730	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	2,112	N/A	4/1/2015	5-40 years
Lisle	Office	IL	—		2,788	16,200	33	2,788	16,233	19,021	626	N/A	6/10/2015	5-40 years
Bloomingdale	Office	IL	—		1,178	5,182	—	1,178	5,182	6,360	145	N/A	6/10/2015	5-40 years
Columbia	Office	MD	—		6,989	46,875	—	6,989	46,875	53,864	1,166	N/A	6/10/2015	5-40 years
Denver	Office	CO	—		9,948	23,888	—	9,948	23,888	33,836	682	N/A	6/10/2015	5-40 years
Columbus	Office	OH	—		2,943	22,651	—	2,943	22,651	25,594	833	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—		4,488	19,979	—	4,488	19,979	24,467	643	N/A	6/10/2015	5-40 years
Irving Carpenter	Office	TX	—		1,842	22,052	1,995	1,842	24,047	25,889	294	N/A	6/10/2015	5-40 years
Frisco	Office	TX	—		8,239	51,395	1,104	8,239	52,499	60,738	1,300	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—		3,961	78,668	—	3,961	78,668	82,629	2,363	N/A	6/10/2015	5-40 years
Houston Westway I	Office	TX	—		6,540	30,703	—	6,540	30,703	37,243	1,068	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	—		8,607	96,718	278	8,607	96,996	105,603	3,394	N/A	6/10/2015	5-40 years
Herndon	Office	VA	—		9,666	74,098	—	9,666	74,098	83,764	1,987	N/A	6/10/2015	5-40 years
Deerfield	Office	IL	—		4,339	37,298	—	4,339	37,298	41,637	1,164	N/A	6/10/2015	5-40 years
DreamWorks	Office	CA	—		26,387	190,805	—	26,387	190,805	217,192	2,640	N/A	7/21/2015	5-40 years
Highway 94	Office	MO	18,968		5,540	28,230	—	5,540	28,230	33,770	202	N/A	11/6/2015	5-40 years
DynCorp	Office	TX	11,162		1,952	15,540	—	1,952	15,540	17,492	57	N/A	12/11/2015	5-40 years
Mercedes-Benz	Office	TX	18,945		2,330	26,376	—	2,330	26,376	28,706	94	N/A	12/11/2015	5-40 years
Samsonite	Office	FL	24,561		5,040	42,490	—	5,040	42,490	47,530	88	N/A	12/11/2015	5-40 years
Total Operating Properties			$363,863		$339,980	$2,449,128	$17,791	$339,980	$2,466,919	$2,806,899	$200,734
Restoration Hardware	Industrial	CA	—		15,463	—	75,712	15,463	75,712	91,175	1,314	8/15/2015	6/20/2014	5-40 years
Total All Properties			$363,863	(1)	$355,443	$2,449,128	$93,503	$355,443	$2,542,631	$2,898,074	$202,048

(1)
Amount does not include the net loan valuation premium of $0.8 million related to the debt assumed in the TransDigm, Ace Hardware, Highway 94, and Samsonite property acquisitions, the Term Loan (July 2015) of $640.0 million, and the Revolver Loan (July 2015) of approximately $481.7 million.

	Activity for the years ended December 31,
	2015	2014	2013
Real estate facilities
Balance at beginning of year	$1,823,895	$1,175,423	$328,342
Acquisitions	1,087,153	712,036	854,218
Improvements	7,381	2,826	256
Construction-in-progress	45,067	35,831	7
Real estate assets held for sale	—	(91,074)	(7,400)
Write off of tenant origination and absorption costs	—	(4,762)	—
Sale of real estate assets	(65,422)	(6,385)	—
Balance at end of year	$2,898,074	$1,823,895	$1,175,423
Accumulated depreciation
Balance at beginning of year	$102,883	$42,806	$18,898
Depreciation expense	112,748	72,907	24,191
Less: Non-real estate assets depreciation expense	(328)	(170)	—
Less: Real estate assets held for sale depreciation expense	(2,265)	(7,520)	(283)
Less: Write off of tenant origination and absorption costs amortization expense	—	(4,762)	—
Less: Sale of real estate assets depreciation expense	(10,990)	(378)	—
Balance at end of year	$202,048	$102,883	$42,806
Real estate facilities, net	$2,696,026	$1,721,012	$1,132,617

S-4