Form 10-K/A
period 2015-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2016-04-15
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Griffin Capital Essential Asset REIT, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on March 10, 2016 (the “Original Filing”), for the sole purpose of including a copy of the First Amendment to Unsecured Credit Agreement as Exhibit 10.27, which exhibit was inadvertently omitted from the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Original Filing are true or complete as of any date subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. Financial Statements
The following financial statements of the Company, and related report and notes, were filed as part of the Annual Report on Form 10-K filed with the SEC on March 10, 2016:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Other Comprehensive Loss for the Year Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
2. Schedule III — Real Estate and Accumulated Depreciation of the Company was filed as part of the Annual Report on Form 10-K filed with the SEC on March 10, 2016. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The following exhibits are filed with this Amendment No. 1 on Form 10-K/A or incorporated by reference as set forth therein(and are numbered in accordance with Item 601 of Regulation S-K).
(b) See (a) 3 above.
(c) See (a) 2 above.

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

23.1	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on April 15, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

Dated: April 15, 2016	By:	/s/ Kevin A. Shields
Kevin A. Shields Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Joseph E. Miller
Joseph E. Miller Chief Financial Officer and Treasurer (Principal Financial Officer)