Form 10-Q
period 2016-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2016-05-16
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2016: 175,235,791 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$31,101	$21,944
Restricted cash	18,910	24,187
Restricted cash - real estate funds held for exchange	—	47,031
Real estate:
Land	358,406	355,443
Building and improvements	2,017,932	2,020,947
Tenant origination and absorption cost	516,637	516,879
Construction in progress	7,106	4,805
Total real estate	2,900,081	2,898,074
Less: accumulated depreciation and amortization	(233,015)	(202,048)
Total real estate, net	2,667,066	2,696,026
Real estate assets and other assets held for sale, net	70,709	68,792
Investments in unconsolidated entities	53,927	56,863
Intangible assets, net	34,412	36,769
Deferred rent	31,104	26,432
Mortgage receivable from affiliate	—	24,513
Other assets, net	28,597	34,833
Total assets	$2,935,826	$3,037,390
LIABILITIES AND EQUITY
Debt:
Mortgages payable, plus unamortized premium of $1,680 and $810, respectively	$361,595	$361,746
Term Loan (July 2015)	709,532	634,922
Revolver Loan (July 2015)	354,873	476,759
Total debt	1,426,000	1,473,427
Restricted reserves	11,008	11,286
Interest rate swap liability	21,339	6,394
Mandatory redemption of noncontrolling interest	500	18,129
Accounts payable and other liabilities	59,799	68,168
Distributions payable	6,182	6,147
Due to affiliates	3,364	8,757
Below market leases, net	36,390	41,706
Liabilities of real estate assets held for sale	1,761	2,845
Total liabilities	1,566,343	1,636,859
Commitments and contingencies (Note 10)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2016 and December 31, 2015	4,887	4,887
Common stock subject to redemption	89,913	86,557
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding as of March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 175,811,683 and 175,184,519 shares outstanding, as of March 31, 2016 and December 31, 2015	176	175
Additional paid-in capital	1,561,501	1,561,499
Cumulative distributions	(242,269)	(212,031)
Accumulated deficit	(43,144)	(55,035)
Accumulated other comprehensive loss	(21,902)	(6,839)
Total stockholders’ equity	1,254,362	1,287,769
Noncontrolling interests	20,321	21,318
Total equity	1,274,683	1,309,087
Total liabilities and equity	$2,935,826	$3,037,390
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Rental income	$66,850	$44,715
Property expense recoveries	18,952	10,498
Total revenue	85,802	55,213
Expenses:
Asset management fees to affiliates	5,789	3,787
Property management fees to affiliates	2,370	1,474
Property operating expense	10,939	6,899
Property tax expense	11,126	6,878
Acquisition fees and expenses to non-affiliates	110	402
Acquisition fees and expenses to affiliates	—	1,980
General and administrative expenses	1,289	1,126
Depreciation and amortization	31,206	19,465
Total expenses	62,829	42,011
Income from operations	22,973	13,202
Other income (expense):
Interest expense	(12,029)	(5,428)
Interest income	1,826	106
Loss from investment in unconsolidated entities	(384)	(392)
Gain from sale of depreciable operating property	—	3,613
Net income	12,386	11,101
Distributions to redeemable preferred unit holders	—	(4,687)
Less: Net income attributable to noncontrolling interests	(406)	(210)
Net income attributable to controlling interest	11,980	6,204
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(88)
Net income attributable to common stockholders	$11,891	$6,116
Net income attributable to common stockholders per share, basic and diluted	$0.07	$0.05
Weighted average number of common shares outstanding, basic and diluted	175,192,167	130,106,364
Distributions declared per common share	$0.17	$0.17
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$12,386	$11,101
Other comprehensive loss:
Equity in other comprehensive loss of unconsolidated joint venture	(632)	(418)
Change in fair value of swap agreement	(14,942)	—
Total comprehensive (loss) income	(3,188)	10,683
Distributions to redeemable preferred unit holders	—	(4,687)
Preferred units redemption premium	—	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(88)
Less: comprehensive income (loss) attributable to noncontrolling interests	105	(210)
Comprehensive (loss) income attributable to common stockholders	$(3,172)	$5,698
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value - common stock	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—		—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—	—	(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	—	—	3	—	—	—	3	—	3
Distributions to common stockholders	—	—	—	(17,076)	—	—	(17,076)	—	(17,076)
Issuance of shares for distribution reinvestment plan	1,265,647	1	13,161	(13,162)	—	—	—	—	—
Repurchase of common stock	(638,483)	—	(6,335)	—	—	—	(6,335)	—	(6,335)
Additions to common stock subject to redemption	—	—	(6,827)	—	—	—	(6,827)	—	(6,827)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(889)	(889)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	11,891	—	11,891	406	12,297
Other comprehensive loss	—	—	—	—	—	(15,063)	(15,063)	(511)	(15,574)
BALANCE March 31, 2016	175,811,683	$176	$1,561,501	$(242,269)	$(43,144)	$(21,902)	$1,254,362	$20,321	$1,274,683
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net income	$12,386	$11,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	13,217	8,017
Amortization of leasing costs and intangibles, including ground leasehold interests	17,989	11,448
Amortization of above and below market leases, net	842	(551)
Amortization of deferred financing costs	628	562
Amortization of debt premium	(85)	(80)
Amortization of deferred revenue	(1,228)	—
Deferred rent	(4,884)	(3,185)
Gain from sale of depreciable operating property	—	(3,613)
Unrealized loss on interest rate swaps	2	—
Loss from investment in unconsolidated entities	384	392
Stock-based compensation	3	2
Change in operating assets and liabilities:
Other assets	5,832	(949)
Restricted cash	5,050	(1,180)
Accounts payable and other liabilities	(12,925)	(3,459)
Due to affiliates, net	(5,474)	—
Net cash provided by operating activities	31,737	18,505
Investing Activities:
Acquisition of properties, net	(2,782)	(66,000)
Proceeds from disposition of properties	—	11,809
Real estate acquisition deposits	—	(1,000)
Real estate funds held for exchange	47,031	10,105
Reserves for tenant improvements	(51)	13
Improvements to real estate	(1,101)	(115)
Payments for construction in progress, net	(2,426)	(765)
Real estate development, net of unpaid construction costs	—	(17,299)
Mortgage receivable from affiliate	25,741	—
Distributions of capital from investment in unconsolidated entities	1,920	1,938
Net cash provided by (used in) investing activities	68,332	(61,314)
Financing Activities:
Proceeds from borrowings - Unsecured Revolver (May 2014)	—	50,000
Proceeds from borrowings - Term Loan (July 2015)	75,000	—
Proceeds from borrowings - Revolver Loan (July 2015)	17,200	—
Principal payoff of secured indebtedness - Unsecured Term Loan (May 2014)	(139,344)	—
Principal amortization payments on secured indebtedness	(1,101)	(488)
Deferred financing costs	(680)	—
Offering costs	—	(49)
Purchase of noncontrolling interest	(17,629)	—
Repurchase of common stock	(6,336)	(1,240)
Distributions paid on preferred units subject to redemption	—	(4,687)
Distributions to noncontrolling interests	(981)	(849)
Distributions to common stockholders	(17,041)	(9,282)
Net cash (used in) provided by financing activities	(90,912)	33,405
Net increase (decrease) in cash and cash equivalents	9,157	(9,404)
Cash and cash equivalents at the beginning of the period	21,944	68,915
Cash and cash equivalents at the end of the period	$31,101	$59,511
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,285	$4,867
Supplemental Disclosures of Non-cash Transactions:
Change in fair value of interest rate swap agreements	$(15,574)	$(418)
Construction in progress costs - real estate development	$—	$(27,593)
Unpaid construction in progress costs - real estate development	$—	$10,294
Increase in distributions payable to common stockholders	$35	$79
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$89	$88
Common stock issued pursuant to the distribution reinvestment plan	$13,162	$12,896
Common stock redemptions funded subsequent to period-end	$9,807	$1,716
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
On August 28, 2008, the Advisor purchased 100 shares of common stock for $1,000 and became the Company’s initial stockholder. From 2009 to 2014, the Company offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale, pursuant to the distribution reinvestment plan ("DRP"). The Company issued 126,592,885 total shares of its common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, the Company had issued 9,845,346 shares of the Company's common stock for gross proceeds of approximately $100.4 million through March 31, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of March 31, 2016, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 175,811,683 shares outstanding at March 31, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of March 31, 2016 and December 31, 2015, the Company had issued $123.4 million and $110.2 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of $23.7 million and $17.3 million, respectively, and redemptions payable totaling approximately $9.8 million and $6.3 million, respectively, which are included in accounts payable and other liabilities on the consolidated balance sheets. See Note 8, Equity — Share Redemption Program. Since inception and through March 31, 2016, the Company had redeemed 2,392,183 shares of common stock for approximately $23.7 million pursuant to the share redemption program.
On October 22, 2015, the Company's board of directors (the "Board"), at the recommendation of the Nominating and Corporate Governance Committee of the Board (the "Nominating and Corporate Governance Committee") comprised solely of independent directors, approved an estimated value per share of the Company's common stock of $10.40 (unaudited) based on the estimated value of the Company's assets less the estimated value of the Company's liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis (the "NAV"), calculated as of September 30, 2015. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013, in addition to guidance from the SEC. (See the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015 for a description of the methodologies and assumptions used to determine, and the limitations of the estimated value per share.)
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2016, the Company owned approximately 97% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 1% of the limited partnership units of the Operating Partnership. The remaining approximately 2% of the limited partnership units were owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the three months ended March 31, 2016 and year ended December 31, 2015. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2016.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Based on certain criteria discussed below, the Company classified an office property as held for sale as of March 31, 2016. As a result, certain assets and liabilities are presented as held for sale on the consolidated balance sheets for all periods presented. See Assets Held for Sale in Note 3, Real Estate.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s operating cash balance as of March 31, 2016 and December 31, 2015.
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
Restricted Cash
In conjunction with the contribution of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, rent abatement, re-leasing costs, and taxes and insurance (see Note 3, Real Estate). As of March 31, 2016 and December 31, 2015, the balance of these reserves, included in the consolidated balance sheets as restricted cash, was $18.9 million and $24.2 million, respectively. The balance as of March 31, 2016 includes $2.9 million in rent collections from the eight properties which serve as collateral under the Midland Mortgage loan and the DynCorp and Mercedes-Benz property loans, $13.4 million designated for deferred maintenance and re-leasing costs, and $2.6 million of taxes and insurance reserves to be applied to future amounts incurred.
During the three months ended March 31, 2016, proceeds of approximately $47.0 million from the sale of the Will Partners and LTI properties were released by the qualified intermediary, which held the funds as both properties were treated as a tax-deferred exchange.
Real Estate
Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2016 and 2015 totaled $0.1 million and $2.4 million, respectively.
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates, and other variables.
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
Depreciation expense for buildings and improvements for the three months ended March 31, 2016 and 2015 was approximately $13.2 million and $8.0 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the three months ended March 31, 2016 and 2015 was approximately $18.0 million and $11.4 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
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
In accordance with ASC 205 and ASC Topic 360, a component of an entity or a group of components of an entity, or a business or nonprofit activity (the entity to be sold), shall be classified as held for sale in the period in which all of the required criteria are met, and upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property held for sale ceases to be depreciated. As of March 31, 2016, one property owned by the Company met the criteria to be classified as held for sale and was included in continuing operations in the consolidated statements of operations based on the Company's adoption of ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations. See Note 3, Real Estate.
Impairment of Real Estate and Related Intangible Assets

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2016 and December 31, 2015, the Company did not record any impairment charges related to its real estate assets or intangible assets.
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
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate) have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
During the three months ended March 31, 2016 and 2015, the Company recognized deferred rent from tenants of approximately $4.9 million and $3.2 million, respectively. As of March 31, 2016 and December 31, 2015, the cumulative deferred rent balance for assets not held for sale was $31.1 million and $26.4 million, respectively, and is included in deferred rent on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2015, the Company estimated that approximately $2.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability. The over collection of $2.3 million has been, and will continue to be, refunded to the tenants either by a credit to contractual rent payments or as a disbursement from operating cash flow.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are capitalized and netted against outstanding debt and amortized to, and included as a component of, interest expense over the terms of the respective financing agreements (see Note 2, Recently Issued Accounting Pronouncements, for changes to deferred financing cost presentation). Amortization expense for the three months ended March 31, 2016 and 2015 was approximately $0.6 million for each period. As of March 31, 2016 and December 31, 2015, the Company’s deferred financing costs, net of accumulated amortization, were approximately $13.0 million and $12.9 million, respectively. See Note 5, Debt.
Other Assets
Other assets consist primarily of tenant and non-tenant receivables, prepaid expenses, and deferred leasing commissions and other leasing costs ("Deferred Leasing Costs"), net of amortization. Non-tenant receivables primarily consist of a $4.6 million termination fee, as a result of the lease termination with World Kitchen, LLC, the former tenant at the Will Partners property, on January 24, 2014. Prepaid expenses, which are capitalized as other assets, will be expensed over the corresponding period. Leasing commissions for new, renewal, or expansion leases are amortized using the straight-line method over the term of the related lease. Amortization of Deferred Leasing Costs is included in depreciation and amortization in the Company's accompanying consolidated statements of operations. Deferred Leasing Costs, net of the Deferred Leasing Costs related to the real estate held for sale, totaled $13.4 million and $13.2 million as of March 31, 2016 and December 31, 2015, respectively.
Noncontrolling Interests
Due to the Company’s control through the general partner interest in the Operating Partnership and the limited rights of the limited partners, the Operating Partnership, including its wholly-owned subsidiaries, is consolidated with the Company, and the limited partners’ interests are reflected as noncontrolling interests on the accompanying consolidated balance sheets.
The Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from total stockholders’ equity. Also, any issuances or redemptions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Further, the Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) allocated to noncontrolling interests is shown as an adjustment to net income (loss) attributable to common stockholders. Any future purchase or sale of an interest in an entity that results in a change of control may have a material impact on the financial statements, as the interest in the entity will be recognized at fair value with gains and losses included in net income (loss).
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period.
On March 3, 2014, the compensation committee of the board of directors authorized the issuance of 5,000 shares of restricted stock to each of the Company's independent directors. These restricted shares were immediately vested upon issuance. In addition, the compensation committee authorized the future issuance of 1,000 shares of restricted stock to each of the Company's independent directors for each 12-consecutive-month period during which each independent director continuously remains a director for the Company. The future shares granted will vest over a three year period, or will immediately vest upon a change in control of the Company. Upon re-election of each independent director at the June 12, 2014 annual stockholders' meeting, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted, subject to the vesting period. One-third of the shares of restricted stock, or 333 shares, for each of the Company's independent directors, vested during the year ended December 31, 2015. The fair value of both issuances was estimated at $10.28 per share, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

•	Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
See Note 7, Fair Value Measurements.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2016, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2016, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). In a business combination, ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

determined. The acquirer is required to disclose, by financial statement line item, the nature and amount for the adjustments and the current period income statement impact related to prior periods. The amendments in this ASU are effective for fiscal years beginning December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company elected to adopt ASU No. 2015-16 early, beginning with the quarter ended September 30, 2015.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company has elected to adopt ASU 2015-03, beginning with the quarter ended March 31, 2016. As a result of the adoption of ASU 2015-03, the Company reclassified approximately $13.0 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred financing costs, net” in the consolidated balance sheets) to a reduction in the carrying amount of the Company's debt as of March 31, 2016. ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements. See Note 5, Debt.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU No. 2015-02, beginning with the quarter ended March 31, 2016. There was no change to the Company's consolidated financial statements or notes as a result of adoption.
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
As of March 31, 2016, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
2016 Acquisitions

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

During the three months ended March 31, 2016, the Company acquired two land parcels to be held for future development from an unaffiliated party. The aggregate purchase price of the acquisitions was approximately $2.8 million, as shown below:

Land Parcel	Location	Acquisition Date	Purchase Price	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)
Lynnwood III	Lynnwood, WA	3/17/2016	$1,538	$46
Lynnwood IV	Lynnwood, WA	3/17/2016	1,244	37
			$2,782	$83

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired. The total payable to the Advisor was included in the basis of the land parcels acquired.

The purchase price allocation of the Highway 94 property, acquired during the year ended December 31, 2015, was finalized during the three months ended March 31, 2016, as shown below:

Property	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - below market	Debt discount	Total
Highway 94	$5,637	$18,592	$6,688	$(272)	$1,295	$31,940
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2016 to 2035, are shown in the table below:

Remaining 2016	$191,754
2017	254,227
2018	246,523
2019	215,392
2020	189,387
Thereafter	1,002,216
Total	$2,099,499

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
Tenant security deposits as of March 31, 2016 and December 31, 2015, which were included in the accounts payable and other liabilities balance on the consolidated balance sheets, totaled $0.8 million, net of tenant security deposits related to the real estate held for sale, for both periods presented, as required pursuant to the leases for certain tenants. The Company bears the full risk of tenant rent collections for those leases in which a security deposit is not required. Certain leases do, however, require the tenant to pay a penalty in the event of early termination, which fee would be utilized for re-tenanting and restoration. Tenant receivables, which the Company deemed to be fully collectible, totaled $1.1 million and $2.2 million, net of tenant receivables related to the real estate held for sale, as of March 31, 2016 and December 31, 2015, respectively. Tenant receivables are included in other assets, net, on the consolidated balance sheets.
In conjunction with certain assets contributed to the Company in exchange for limited partnership units of the Operating Partnership, the Company effected tax protection agreements in favor of the contributor whereby the Company would be liable to reimburse the contributor, through a special distribution, for any tax liability incurred by the contributor as a result of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

disposal of the contributed asset, for a time period specified in the tax protection agreement. As of March 31, 2016, the Company has not been obligated to any contributor for a tax liability incurred as a result of an asset disposition.
Asset Held for Sale
As of March 31, 2016, one property, the One Century Place property located in Nashville, Tennessee, met the criteria to be classified as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of March 31, 2016. The One Century Place property is included in continuing operations in the consolidated statements of operations in accordance with ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of March 31, 2016 and December 31, 2015:

	Balance as of March 31, 2016	Balance as of December 31, 2015
Restricted cash	$561	$561
Real estate:
Land	8,025	8,025
Building and improvements	43,924	42,858
Tenant origination and absorption costs	20,003	20,003
Construction in progress	490	22
Total real estate	72,442	70,908
Less: accumulated depreciation and amortization	(7,034)	(7,034)
Total real estate, net	65,408	63,874
In-place lease valuation (above market)	813	813
Deferred rent	2,928	2,716
Other assets	999	828
Total assets	$70,709	$68,792

Accounts payable and other liabilities	$1,117	$2,203
Due to affiliates	83	81
Restricted reserves	561	561
Total liabilities	$1,761	$2,845
The following is a summary of the income included in the Company's income from continuing operations for the three months ended March 31, 2016 and 2015, from assets classified as held for sale subsequent to the Company's adoption of ASU No. 2014-08, which includes the Will Partners and One Century Place properties:

	Three Months Ended
	March 31,
	2016	2015
Total revenues	$3,291	$2,883
Operating expenses	(1,259)	(1,597)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	2,032	1,286
Depreciation and amortization expense	—	(878)
Income from assets classified as "held for sale," not qualifying as discontinued operations	$2,032	$408

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles as of March 31, 2016 and December 31, 2015. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

	Balance as of March 31, 2016	Balance as of December 31, 2015
In-place lease valuation (above market)	$45,413	$45,413
In-place lease valuation (above market) - accumulated amortization	(13,194)	(10,844)
In-place lease valuation (above market), net	32,219	34,569
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(61)	(54)
Ground leasehold interest (below market), net	2,193	2,200
Intangible assets, net	$34,412	$36,769
In-place lease valuation (below market)	$(51,966)	$(55,774)
In-place lease valuation (below market) - accumulated amortization	15,576	14,068
In-place lease valuation (below market), net	$(36,390)	$(41,706)
Tenant origination and absorption cost	$516,637	$516,879
Tenant origination and absorption cost - accumulated amortization	(137,343)	(119,593)
Tenant origination and absorption cost, net	$379,294	$397,286
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.6 years and 7.8 years as of March 31, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2016	2015
In-place lease valuation, net	$842	$(551)
Tenant origination and absorption cost	$17,750	$11,387
Ground leasehold amortization (below market)	$7	$7
Other leasing costs amortization	$232	$54
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of March 31, 2016 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2016	$1,508	$49,924	$21	$643
2017	$870	$60,601	$28	$1,219
2018	$141	$54,171	$28	$1,506
2019	$(1,559)	$43,950	$28	$1,506
2020	$(797)	$34,859	$28	$1,481
Restricted Cash

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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

Description	Balance as of December 31, 2015	Additions	Deductions	Balance as of March 31, 2016
Tenant improvement reserves (1)	$12,893	$90	$(14)	$12,969
Midland Mortgage loan repairs reserves (2)	453	—	—	453
Real estate tax reserve (Emporia Partners, TW Telecom, DynCorp, and Mercedes-Benz) (3)	1,891	647	(424)	2,114
Property insurance reserve (Emporia Partners) (3)	301	150	—	451
Restricted deposits	20	25	—	45
Midland Mortgage loan restricted lockbox (4)	2,044	1,903	(2,044)	1,903
Restricted rent receipts (5)	6,585	975	(6,585)	975
Total	$24,187	$3,790	$(9,067)	$18,910

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

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

(5)
Addition represents rent collections from the DynCorp and Mercedes-Benz properties related to March 2016 and April 2016, which are to be held in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the respective loan agreements, and the excess cash is transferred to the respective operating accounts.

4.	Investments
Investments in Unconsolidated Entities
On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consisted of mortgage debt of $23.6 million and an equity contribution of $16.0 million. The HealthSpring property is leased in its entirety pursuant to a triple-net lease to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. Pursuant to the private placement memorandum, the Operating Partnership was provided exchange rights in which it would be able to acquire additional beneficial interests in the DST at fair value. A notice was sent to investors of the Company's intent to exercise its right to acquire the remaining interest in July 2015. On April 27, 2016, approximately 73% of the beneficial owners of HealthSpring interests elected to exchange their interest in the DST for Operating Partnership units, and the remaining 27% elected to be paid in cash. See Note 12, Subsequent Events.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately seven years.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $(0.6) million, of other comprehensive loss for the three months ended March 31, 2016.
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
As of March 31, 2016, the balance of the investments totaled approximately $53.9 million as shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2015	$1,291	$55,572	$56,863
Other comprehensive loss	—	(632)	(632)
Net income (loss)	11	(395)	(384)
Distributions	(26)	(1,894)	(1,920)
Balance March 31, 2016	$1,276	$52,651	$53,927
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
During the construction of the Project, the business and affairs of WR Griffin were managed by the Managing Member. However, all major decisions, as provided in the operating agreement, were approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest, pursuant to the purchase and sale agreement, has been assigned to the Investor Member in exchange for a mandatory redemption fee based on the fair value of the property at completion. The Project was deemed complete during the three months ended March 31, 2016, at which point the Company paid $17.6 million of the $18.1 million mandatory redemption fee to the Managing Member. Upon payment and completion of the Project, the Managing Member transferred all membership interest to the Investor Member, pursuant to the operating agreement. As of March 31, 2016, the Managing Member had no further interest in WR Griffin or any of its assets and had no further obligations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

5.    Debt
As of March 31, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	March 31, 2016				December 31, 2015
	Principal Amount	Deferred Financing Costs	Premiums/ (Discounts)	Net Balance	Principal Amount	Deferred Financing Costs	Premiums/ (Discounts)	Net Balance	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield mortgage loan	$19,205	$—	$—	$19,205	$19,295	$—	$—	$19,295	6.65%	Nov 2017	6.74%
Emporia Partners mortgage loan	3,661	—	—	3,661	3,753	—	—	3,753	5.88%	Sep 2023	5.96%
TransDigm mortgage loan	6,395	—	9	6,404	6,432	—	22	6,454	5.98%	Jun 2016	5.16%
Ace Hardware mortgage loan	23,201	(117)	1,465	24,549	23,294	(120)	1,508	24,682	5.59%	Oct 2024	4.73%
Highway 94 mortgage loan	18,773	—	(1,235)	17,538	18,968	—	(2,210)	16,758	3.75%	Aug 2024	5.04%
DynCorp mortgage loan	11,083	—	—	11,083	11,162	—	—	11,162	4.70%	Jul 2016	4.77%
Mercedes-Benz mortgage loan	18,835	—	—	18,835	18,945	—	—	18,945	6.02%	Nov 2016	6.10%
Samsonite mortgage loan	24,372	—	1,441	25,813	24,561	—	1,490	26,051	6.08%	Sep 2023	4.97%
Midland Mortgage loan	105,600	(1,000)	—	104,600	105,600	(1,035)	—	104,565	3.94%	Apr 2023	4.05%
AIG loan	110,640	(1,615)	—	109,025	110,640	(1,647)	—	108,993	4.96%	Feb 2029	5.14%
TW Telecom loan	20,998	(116)		20,882	21,213	(125)		21,088	LIBO Rate +2.45% (3)	Aug 2019	3.11%
Mortgage Loan Total	362,763	(2,848)	1,680	361,595	363,863	(2,927)	810	361,746
Term Loan (July 2015)	715,000	(5,468)	—	709,532	640,000	(5,078)	—	634,922	LIBO Rate +1.40% (3)	Jul 2020	2.02%
Revolver Loan (July 2015)	359,509	(4,636)	—	354,873	481,653	(4,894)	—	476,759	LIBO Rate +1.45% (3)	Jul 2020 (4)	2.23%
Total	$1,437,272	$(12,952)	$1,680	$1,426,000	$1,485,516	$(12,899)	$810	$1,473,427

(1)
Including the effect of an interest rate swap agreement with a notional amount of $725.0 million, the weighted average interest rate as of March 31, 2016 was 3.20% for the Company’s fixed-rate and variable-rate debt combined and 3.62% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of March 31, 2016 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of March 31, 2016 was 0.44%.

(4)
The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Unsecured Credit Facility (July 2015)
On July 20, 2015, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement (July 2015)") with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets ("KeyBank Capital markets"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement (July 2015), the Company was

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility (July 2015)"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan (July 2015)") and a $640.0 million senior unsecured term loan (the "Term Loan (July 2015)"). The Unsecured Credit Facility (July 2015) may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan (July 2015), the Term Loan (July 2015), or both. The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one - year period if certain conditions are met and upon payment of an extension fee. The Term Loan (July 2015) has a term of five years, maturing on July 20, 2020.
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
On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement (July 2015), by entering into the Increase Agreement. As a result, the total commitments on the Term Loan (July 2015) increased from $640.0 million to $715.0 million.
Debt Covenant Compliance
Pursuant to the terms of the Midland Mortgage loan, AIG loan, TW Telecom loan, Unsecured Credit Facility (July 2015), DynCorp mortgage loan, and Mercedes-Benz mortgage loan, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2016.
The following summarizes the future principal repayments of all loans as of March 31, 2016 per the loan terms discussed above:

	March 31, 2016
Remaining 2016	$38,978	(1)
2017	22,237	(2)
2018	7,077
2019	25,153	(3)
2020	1,081,342	(4)
Thereafter	262,485	(4)
Total principal	1,437,272
Unamortized debt premium	1,680
Unamortized deferred loan costs	(12,952)
Total	$1,426,000

(1)	Amount includes payment of the balances of the TransDigm, DynCorp, and Mercedes-Benz property mortgage loans, which mature in 2016.

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan, which matures in 2017.

(3)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(4)	Amount includes payment of the balances of:

•	the Term Loan (July 2015), which matures in 2020,

•	the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised,

•	the Midland Mortgage, Emporia Partners, and Samsonite property mortgage loans, all of which mature in 2023,

•	the Ace Hardware and Highway 94 property mortgage loans, which mature in 2024, and

•	the AIG loan, which matures in 2029.
Principal repayments on the TransDigm, Ace Hardware, Highway 94, and Samsonite property mortgage loans do not include the unamortized valuation net premium of approximately $1.7 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015). The first and second interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020 and January 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million and $300.0 million, respectively. The third, forward-starting interest rate swap is effective for the period from July 1, 2016 to July 1, 2018 with a notional amount of $100.0 million.
On March 24, 2016, the Company executed an interest rate swap agreement to hedge interest risk related to a forecasted fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million becomes effective May 2016 and has a term of 10 years.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company recognized approximately $2.0 million of loss into earnings under "interest expense."
During the next twelve months, the Company estimates that an additional $9.4 million will be released from accumulated other comprehensive income (loss) into earnings.
The following table sets forth a summary of the interest rate swaps at March 31, 2016 and December 31, 2015:

				Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(13,129)	$(4,305)	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	(4,108)	(1,605)	300,000	—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	(1,496)	(484)	—	—
Interest Rate Swap	5/31/2016	5/31/2026	1.811%	(2,606)	—	—	—
Total				$(21,339)	$(6,394)	$725,000	$425,000

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of March 31, 2016 and December 31, 2015.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

As of March 31, 2016 and December 31, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $21.3 million and $6.4 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had not posted any collateral related to these agreements.

7.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2016 and year ended December 31, 2015.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
March 31, 2016	$(21,339)	$—	$(21,339)	$—
December 31, 2015	$(6,394)	$—	$(6,394)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2016 and December 31, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2016 and December 31, 2015. The fair value of the 10 mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield mortgage loan	$20,061	$19,205	$20,240	$19,295
Emporia Partners mortgage loan	3,631	3,661	3,742	3,753
TransDigm mortgage loan	6,395	6,395	6,432	6,432
Ace Hardware mortgage loan	23,621	23,201	23,778	23,294
Midland mortgage loan	109,020	105,600	107,154	105,600
AIG loan	117,754	110,640	114,747	110,640
Highway 94 mortgage loan	17,810	18,773	17,658	18,968
DynCorp mortgage loan	11,083	11,083	11,162	11,162
Mercedes-Benz mortgage loan	18,835	18,835	18,945	18,945
Samsonite mortgage loan	26,294	24,372	26,044	24,561

(1)
The carrying value of the TransDigm, Ace Hardware, Highway 94, and Samsonite property mortgage loans does not include the net debt premium of approximately $1.7 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively. See Note 5, Debt, for details.

8.    Equity
Common Equity
As of March 31, 2016, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 175,811,683 shares outstanding at March 31, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted a DRP, which allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees are paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders.
As of March 31, 2016 and December 31, 2015, the Company had issued $123.4 million and $110.2 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
Share Redemption Program
The Company has adopted a share redemption program ("SRP") that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem, on a quarterly basis, the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Effective March 17, 2013, the redemption price per share shall be as shown below, which is based upon the number of years the stock is held:

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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the DRP.
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through March 31, 2016, the Company had redeemed 2,392,183 shares of common stock for approximately $23.7 million at a weighted average price per share of $9.89 pursuant to the SRP. As of March 31, 2016, there were 989,669 shares totaling $9.8 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
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
As of March 31, 2016, noncontrolling interests were approximately 3% of total shares outstanding and approximately 3% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the three months ended March 31, 2016 and year ended December 31, 2015.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2016 and year ended December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Beginning balance	$21,318	$17,478
Contribution/issuance of noncontrolling interests	—	7,282
Distributions to noncontrolling interests	(889)	(3,150)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(10)
Net income (loss)	406	(138)
Other comprehensive loss	(511)	(144)
Ending balance	$20,321	$21,318
Noncontrolling interests subject to redemption

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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

9.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2016 and December 31, 2015:

	As of December 31, 2015	Three Months Ended March 31, 2016
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$2,965	$83	(1)	$2,965	$83
Operating expenses	2,177	265		2,177	265
Asset management fees	2,124	5,653		5,801	1,976
Property management fees	1,198	2,254		2,416	1,036
Disposition fees	287	—		287	—
Costs advanced by the Advisor	6	4		6	4
Total, net of real estate assets held for sale	8,757	8,259		13,652	3,364
Asset management fees related to real estate held for sale (2)	44	136		134	46
Property management fees related to real estate held for sale (2)	37	116		116	37
Total	$8,838	$8,511		$13,902	$3,447

(1)
Represents acquisition fees and expense reimbursements related to the Lynnwood III and Lynnwood IV land parcels, as discussed in Note 3, Real Estate, which are included in the basis of the land parcels.

(2)	Represents asset management fees and property management fees for the One Century Place property.
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") which became effective on March 24, 2016, each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

10.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of $0.1 million for the three months ended March 31, 2016 and 2015, related to the ground lease. As of March 31, 2016, the remaining required payments under the terms of the ground lease are as follows:

March 31, 2016
Remaining 2016	$135
2017	198
2018	198
2019	198
2020	198
Thereafter	34,048
Total	$34,975
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
During the quarter ended March 31, 2016, the Company paid distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2016 through March 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
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

12.    Subsequent Events
Offering Status
As of May 9, 2016, the Company had issued approximately 10,259,130 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $104.7 million.
Acquisition of HealthSpring, DST
On April 27, 2016, the Company, through the Operating Partnership, acquired the remaining 90% beneficial ownership interest in the HealthSpring property for $41.3 million. Approximately 73% of the beneficial owners of HealthSpring interests elected to exchange their interest in the DST for Operating Partnership units, and the remaining 27% elected to be paid in cash. The HealthSpring property is a two-building, single-story office campus located in Nashville, Tennessee. The HealthSpring property is leased in its entirety, pursuant to a triple-net lease terminating on May 14, 2022, to HealthSpring, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
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
On August 28, 2008, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. From 2009 to 2014, we offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale, pursuant to the distribution reinvestment plan ("DRP"). We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, we had issued 9,845,346 shares of our common stock for gross proceeds of approximately $100.4 million through March 31, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to March 31, 2016, pursuant to the respective in-place leases, was greater than 6% as of March 31, 2016.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2016, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,768	7	15.4%
Texas	32,341	10	13.9%
Ohio	21,311	8	9.2%
Illinois	20,983	8	9.0%
Georgia	20,179	4	8.7%
Colorado	18,416	6	7.9%
Arizona	11,909	4	5.1%
All others (1)	71,596	27	30.8%
Total	$232,503	74	100.0%
(1)     All others account for less than 5% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2016, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Manufacturing	$62,045	25	26.7%
Finance & Insurance	53,687	26	23.1%
Information (2)	46,093	11	19.8%
Professional, Scientific and Technical Services (3)	26,614	8	11.4%
Retail Trade	12,723	5	5.5%
All others (4)	31,341	18	13.5%
Total	$232,503	93	100.0%
(1)     Industry classification based on the 2012 North American Industry Classification System.
(2)     Includes Telecommunications.
(3)     Includes, but is not limited to: Scientific Research and Development Services; Architectural, Engineering, and Related Services; and Legal Services.
(4)     All others account for less than 4% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2016 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2016	$484	1	69,800	0.2%
2017	9,680	6	560,900	4.2%
2018	24,187	11	2,523,100	10.4%
2019	27,329	9	1,556,900	11.7%
2020	19,631	10	1,668,000	8.4%
2021	11,300	7	1,106,500	4.9%
2022	15,969	9	1,315,300	6.9%
2023	17,993	7	1,278,200	7.7%
Thereafter	105,930	33	8,553,200	45.6%
Total	$232,503	93	18,631,900	100.0%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate - Valuation and Purchase Price Allocation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities; and

•	Revenue Recognition.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2016 and 2015
For the quarter ended March 31, 2016, our "Same Store" portfolio consisted of 53 properties, encompassing approximately 11.6 million square feet and an acquisition value of $1.8 billion. Our "Same Store" portfolio includes properties which were held for a full period for the periods presented. The following table provides a comparative summary of the results of operations for the 53 properties for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$42,154	$42,499	$(345)	1%
Property expense recoveries	11,989	10,195	1,794	18%
Asset management fees to affiliates	3,328	3,302	26	1%
Property management fees to affiliates	1,448	1,428	20	1%
Property operating expense	6,517	6,460	57	1%
Property tax expense	7,636	6,470	1,166	18%
Property Expense Recoveries
The increase in property expense recoveries is primarily due to an increase of property tax expenses.

Property Tax Expense

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

The increase in property tax expense of approximately $1.2 million is primarily related to a reassessment of value at one property, which increased our tax bill in the current year.
Portfolio Analysis
As of March 31, 2016, we owned 74 properties encompassing approximately 18.6 million rentable square feet and an 80% interest in an unconsolidated joint venture. As of March 31, 2016, we have completed the offering stage of our life cycle, and continue to acquire assets that adhere to our investment criteria with draws from our Unsecured Credit Facility (July 2015) and funds from operations. Therefore, our results of operations for our entire portfolio for the three months ended March 31, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time.
Comparison of the Three Months Ended March 31, 2016 and 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$66,850	$44,715	$22,135	50%
Property expense recoveries	18,952	10,498	8,454	81%
Asset management fees to affiliates	5,789	3,787	2,002	53%
Property management fees to affiliates	2,370	1,474	896	61%
Property operating expense	10,939	6,899	4,040	59%
Property tax expense	11,126	6,878	4,248	62%
Acquisition fees and expenses to non-affiliates	110	402	(292)	73%
Acquisition fees and expenses to affiliates	—	1,980	(1,980)	100%
General and administrative expenses	1,289	1,126	163	14%
Depreciation and amortization	31,206	19,465	11,741	60%
Interest expense	12,029	5,428	6,601	122%
Rental Income
Rental income for the three months ended March 31, 2016 is comprised of base rent of $62.8 million and adjustments to straight-line contractual rent of $4.9 million, offset by in-place lease valuation amortization, net, of $0.8 million. Rental income for the three months ended March 31, 2016 increased by $22.1 million compared to the same period a year ago primarily as a result of (1) approximately $24.3 million of additional rental income related to the real estate acquired in the prior year, which includes a full quarter of activity for the three months ended March 31, 2016; less (2) $1.4 million of decreased rental income due to the sale of two properties in the prior year.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by approximately $8.5 million compared to the same period in the prior year primarily as a result of (1) $3.4 million in property tax recoveries due to increases in property tax expense, of which $1.6 million is related to taxes for properties acquired in the prior year, subsequent to March 31, 2015; and (2) $5.0 million in other recoverable property operating expense consisting of (A) $5.1 million for the properties acquired in the prior year, which includes a full quarter of activity for the three months ended March 31, 2016; and (B) $0.3 million related to an increase in common area recoveries for properties acquired prior to 2015; offset by (C) approximately $0.6 million in net over collections, which resulted from tenant reimbursement reconciliations, compared to the prior year.
Management Fees (Asset and Property)
Asset management and property management fees include expenses to manage and monitor the performance of our investments. The total increase of $2.9 million compared to the same period a year ago is primarily a result of $3.0 million of additional fees related to the real estate acquired in the prior year, which includes a full quarter of activity for the three months ended March 31, 2016, offset by $0.2 million of decreased fees due to the sale of three properties in the prior year.
Property Operating Expense

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $4.0 million compared to the same period a year ago is primarily a result of $4.2 million in additional property operating expenses related to the properties acquired in the prior year, which includes a full quarter of activity for the three months ended March 31, 2016, offset by $0.2 million of decreased operating expenses due to the sale of three properties in the prior year.
Property Tax Expense
The total increase of $4.2 million compared to the same period a year ago is primarily a result of (1) $3.5 million in additional property tax expense related to real estate acquired in the prior year, which includes a full period of activity for the three months ended March 31, 2016; and (2) a $1.1 million increase related to property tax reassessments; offset by (3) a $0.4 million decrease related to the three properties sold in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates, which totaled $0.1 million for the three months ended March 31, 2016, decreased by $2.3 million compared to the three months ended March 31, 2015 due to decreased acquisition activity in the current period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2016 consisted of depreciation of building and building improvements of our properties of $13.2 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $18.0 million. The increase of $11.7 million as compared to the three months ended March 31, 2015, is primarily the result of additional depreciation and amortization of (1) $11.6 million related to the acquisitions made during the year ended December 31, 2015, which includes a full period of activity for the three months ended March 31, 2016; and (2) $1.8 million in additional amortization of absorption costs as a result of an early lease termination; less (3) $1.7 million in decreased depreciation and amortization related to two properties sold, one lease expiration, and two lease terminations in prior year.
Interest Expense
Interest expense for the three months ended March 31, 2016 increased by $6.6 million compared to the same period in 2015 primarily due to (1) a $3.8 million increase in interest expense related to our credit facility; (2) $2.0 million in interest expense related to our interest rate swaps; and (3) a $0.5 million increase related to our mortgage debt.
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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$12,386	$11,101
Adjustments:
Depreciation of building and improvements	13,217	8,017
Amortization of leasing costs and intangibles	17,982	11,441
Equity interest of depreciation of building and improvements - unconsolidated entities	629	613
Equity interest of amortization of intangible assets - unconsolidated entities	1,199	1,200
Gain from sale of depreciable operating property	—	(3,613)
FFO	$45,413	$28,759
Distributions to redeemable preferred unit holders	—	(4,687)
Distributions to noncontrolling interests	(981)	(849)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$44,432	$23,223
Reconciliation of FFO to MFFO:
Adjusted FFO	$44,432	$23,223
Adjustments:
Acquisition fees and expenses to non-affiliates	110	402
Acquisition fees and expenses to affiliates	—	1,980
Revenues in excess of cash received (straight-line rents)	(4,884)	(3,185)
Amortization of above/(below) market rent	842	(551)
Amortization of ground leasehold interests (below market)	7	7
Revenues in excess of cash received (financed termination fee)	(202)	—
Financed termination fee payments received	274	260
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(244)	(346)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	750	750
MFFO	$41,085	$22,540

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility (July 2015) and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and 2015 DRP offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement (July 2015), by entering into the Increase Agreement. As a result, the total commitments on the Term Loan (July 2015) increased from $640.0 million to $715.0 million.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2015 DRP Offering and, income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2016		2017-2018		2019-2020		Thereafter
Outstanding debt obligations (1)	$1,437,272	$38,978	(4)	$29,314	(5)	$1,106,495	(6)	$262,485	(7)
Interest on outstanding debt obligations (2)	214,253	27,768		68,840		60,637		57,008
Interest rate swaps (3)	59,877	8,163		22,282		14,107		15,325
Ground lease obligations	34,975	135		396		396		34,048
Total	$1,746,377	$75,044		$120,832		$1,181,635		$368,866

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at March 31, 2016. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at March 31, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balances of the TransDigm, DynCorp, and Mercedes-Benz property mortgage loans, which mature in 2016.

(5)	Amount includes payment of the balance of the Plainfield property mortgage, which matures in 2017.

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
Our cash and cash equivalent balances increased by approximately $9.2 million during the three months ended March 31, 2016 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2016, we generated $31.7 million compared to $18.5 million for the three months ended March 31, 2015. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2016 increased by approximately $15.2 million to $39.3 million compared to $24.1 million for the three months ended March 31, 2015. The increase is primarily related to the acquisition of 21 properties subsequent to January 1, 2015, partially offset by the sale of three non-strategic properties over the same period.
Investing Activities. During the three months ended March 31, 2016, we generated $68.3 million in cash for investing activities compared to $61.3 million used during the same period in 2015. The $129.6 million increase in cash provided in investing activities is primarily related to the following:
•$63.2 million decrease in cash paid for property acquisitions;
•$36.9 million related to the release of proceeds that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code;
•$25.7 million repayment of a mortgage loan receivable from an affiliated party;
•$14.7 million decrease in payments for construction-in-progress and tenant improvements, mainly related to the Restoration Hardware project; offset by
•$11.8 million decrease in proceeds related to the sale of one property during the three months ended March 31, 2015 for which there were none in the current period.
Financing Activities. During the three months ended March 31, 2016, we used $90.9 million in financing activities compared to $33.4 million generated during the same period in 2015, a decrease in cash provided by financing activities of $124.3 million which is comprised primarily of the following:
•$139.3 million increase in principal repayments on the KeyBank Revolver Loan (July 2015);

•$50.0 million decrease in proceeds from borrowings on the prior year unsecured revolver;
•$17.6 million increase in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
•$5.1 million increase in repurchases of common stock;
•$7.9 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; offset by
•$92.2 million in proceeds from borrowings on the Unsecured Credit Facility (July 2015); and
•$4.7 million decrease in distributions paid on preferred units as a result of the full redemption in the prior year.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and
•financings and refinancings.
Distributions may be funded with operating cash flow, offering proceeds raised in our Offerings, or a combination thereof. Through March 31, 2016, we funded 91% of our cash distributions from cash flow provided by operating activities and 9% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2016 (dollars in thousands, except share data):

			Distributions Paid (1)
Period	Distributions Declared (2) (4)	Distributions Declared Per Common Share (2)(3)	Cash	Reinvested	Total	Cash Flow from Operating Activities
First Quarter 2016	$31,219	$0.17	$18,021	$13,162	$31,183	31,737

(1)	Distributions for all record dates of a given month are paid on a monthly basis, on or about the first business day of the following month.

(2)	Distributions for the period from January 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of$0.001895902 per share per day.

(3)	Assumes shares were issued and outstanding each day during the period presented.

(4)	Includes distributions declared/paid to noncontrolling interests.
For the three months ended March 31, 2016, we paid and declared distributions of approximately $30.2 million to common stockholders including shares issued pursuant to the DRP and approximately $1.0 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the three months ended March 31, 2016 of $44.4 million and approximately $41.1 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $3.8 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of 2016, there were no sales of unregistered securities.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Increase Agreement between Griffin Capital Essential Asset Operating Partnership, L.P., KeyBank, Bank of America, Fifth Third Bank, Suntrust Bank, and BMO Harris Bank
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited; dollars in thousands unless otherwise noted)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 13, 2016	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)