Form 10-Q
period 2016-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2016-08-12
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2016: 175,117,522 shares of common stock, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$29,450	$21,944
Restricted cash	16,844	24,187
Restricted cash - real estate funds held for exchange	—	47,031
Real estate:
Land	366,532	355,443
Building and improvements	2,051,271	2,020,947
Tenant origination and absorption cost	521,643	516,879
Construction in progress	9,559	4,805
Total real estate	2,949,005	2,898,074
Less: accumulated depreciation and amortization	(264,279)	(202,048)
Total real estate, net	2,684,726	2,696,026
Real estate assets and other assets held for sale, net	71,189	68,792
Investments in unconsolidated entities	50,152	56,863
Intangible assets, net	33,293	36,769
Deferred rent	34,930	26,432
Mortgage receivable from affiliate	—	24,513
Other assets, net	29,619	34,833
Total assets	$2,950,203	$3,037,390
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$376,001	$361,746
Term Loan (July 2015)	709,849	634,922
Revolver Loan (July 2015)	361,542	476,759
Total debt	1,447,392	1,473,427
Restricted reserves	10,964	11,286
Interest rate swap liability	30,499	6,394
Mandatory redemption of noncontrolling interest	—	18,129
Accounts payable and other liabilities	68,762	68,168
Distributions payable	6,097	6,147
Due to affiliates	3,291	8,757
Below market leases, net	34,817	41,706
Liabilities of real estate assets held for sale	1,852	2,845
Total liabilities	1,603,674	1,636,859
Commitments and contingencies (Note 10)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2016 and December 31, 2015	4,887	4,887
Common stock subject to redemption	89,162	86,557
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding as of June 30, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 176,079,637 and 175,184,519 shares outstanding, as of June 30, 2016 and December 31, 2015	176	175
Additional paid-in capital	1,561,506	1,561,499
Cumulative distributions	(272,566)	(212,031)
Accumulated deficit	(36,896)	(55,035)
Accumulated other comprehensive loss	(30,866)	(6,839)
Total stockholders’ equity	1,221,354	1,287,769
Noncontrolling interests	31,126	21,318
Total equity	1,252,480	1,309,087
Total liabilities and equity	$2,950,203	$3,037,390
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$67,536	$49,633	$134,386	$94,348
Property expense recoveries	18,096	11,930	37,048	22,428
Total revenue	85,632	61,563	171,434	116,776
Expenses:
Asset management fees to affiliates	5,889	4,273	11,678	8,060
Property management fees to affiliates	2,421	1,644	4,791	3,118
Property operating expense	11,289	8,172	22,228	15,071
Property tax expense	11,112	7,857	22,238	14,735
Acquisition fees and expenses to non-affiliates	424	441	534	845
Acquisition fees and expenses to affiliates	1,239	20,291	1,239	22,271
General and administrative expenses	2,348	1,780	3,372	2,753
Corporate operating expenses to affiliates	588	154	853	305
Depreciation and amortization	31,481	22,418	62,687	41,883
Total expenses	66,791	67,030	129,620	109,041
Income (loss) from operations	18,841	(5,467)	41,814	7,735
Other income (expense):
Interest expense	(12,815)	(6,392)	(24,844)	(11,820)
Interest income	243	558	2,069	664
Loss from investment in unconsolidated entities	(354)	(354)	(738)	(746)
Gain on acquisition of unconsolidated entity	666	—	666	—
Gain from sale of depreciable operating property	—	—	—	3,613
Net income (loss)	6,581	(11,655)	18,967	(554)
Preferred units redemption premium	—	(2,904)	—	(7,591)
Distributions to redeemable preferred unit holders	—	(7,429)	—	(7,429)
Less: Net (income) loss attributable to noncontrolling interests	(244)	668	(650)	458
Net income (loss) attributable to controlling interest	6,337	(21,320)	18,317	(15,116)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(89)	(178)	(177)
Net income (loss) attributable to common stockholders	$6,248	$(21,409)	$18,139	$(15,293)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$(0.15)	$0.10	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	175,567,424	140,825,261	175,379,795	135,495,479
Distributions declared per common share	$0.17	$0.17	$0.34	$0.34
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,581	$(11,655)	$18,967	$(554)
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	(151)	287	(783)	(131)
Change in fair value of swap agreement	(9,158)	—	(24,100)	—
Total comprehensive loss	(2,728)	(11,368)	(5,916)	(685)
Distributions to redeemable preferred unit holders	—	(2,904)	—	(7,591)
Preferred units redemption premium	—	(7,429)	—	(7,429)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(89)	(89)	(178)	(177)
Less: comprehensive loss attributable to noncontrolling interests	101	668	206	458
Comprehensive loss attributable to common stockholders	$(2,716)	$(21,122)	$(5,888)	$(15,424)
See accompanying notes.

+
-GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value - common stock	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—		—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—	—	(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	8	—	—	—	8	—	8
Distributions to common stockholders	—	—	—	(34,354)	—	—	(34,354)	—	(34,354)
Issuance of shares for distribution reinvestment plan	2,517,350	3	26,178	(26,181)	—	—	—	—	—
Repurchase of common stock	(1,623,565)	(2)	(16,096)	—	—	—	(16,098)	—	(16,098)
Additions to common stock subject to redemption	—	—	(10,083)	—	—	—	(10,083)	—	(10,083)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,921)	(1,921)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	18,139	—	18,139	650	18,789
Other comprehensive loss	—	—	—	—	—	(24,027)	(24,027)	(856)	(24,883)
BALANCE June 30, 2016	176,079,637	$176	$1,561,506	$(272,566)	$(36,896)	$(30,866)	$1,221,354	$31,126	$1,252,480
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income (loss)	$18,967	$(554)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	27,006	17,490
Amortization of leasing costs and intangibles, including ground leasehold interests	35,681	24,393
Amortization of above and below market leases, net	1,573	(1,055)
Amortization of deferred financing costs	1,302	1,142
Amortization of debt premium	(134)	(157)
Amortization of deferred revenue	(1,228)	—
Deferred rent	(8,923)	(6,436)
Gain from sale of depreciable operating property	—	(3,613)
Gain on acquisition of unconsolidated entity	(666)	—
Unrealized loss on interest rate swaps	5	—
Loss from investment in unconsolidated entities	738	746
Stock-based compensation	8	5
Change in operating assets and liabilities:
Other assets	3,522	(1,549)
Restricted cash	5,069	(4,486)
Accounts payable and other liabilities	(6,753)	(2,263)
Due to affiliates, net	(5,463)	3,360
Net cash provided by operating activities	70,704	27,023
Investing Activities:
Acquisition of properties, net	(7,897)	(143,000)
Cash assumed from SOR merger	—	8,557
Proceeds from disposition of properties	—	11,809
Real estate funds held for exchange	47,031	10,105
Reserves for tenant improvements	1,951	5,782
Improvements to real estate	(6,113)	(4,701)
Payments for construction in progress, net	(7,030)	(1,400)
Real estate development, net of unpaid construction costs	—	(37,921)
Mortgage receivable from affiliate	25,741	—
Distributions of capital from investment in unconsolidated entities	3,970	3,760
Net cash provided by (used in) investing activities	57,653	(147,009)
Financing Activities:
Proceeds from borrowings - Unsecured Revolver (May 2014)	—	490,100
Proceeds from borrowings - Term Loan (July 2015)	75,000	—
Proceeds from borrowings - Revolver Loan (July 2015)	23,600	—
Principal payoff of secured indebtedness - Mortgage Debt	(6,370)	—
Principal payoff of secured indebtedness - Revolver Loan (July 2015)	(139,344)	—
Principal payoff of secured indebtedness - Signature Office REIT Credit Facility	—	(173,000)
Principal amortization payments on secured indebtedness	(2,260)	(958)
Deferred financing costs	(740)	(660)
Offering costs	—	(54)
Purchase of noncontrolling interest	(18,129)	—
Repurchase of preferred units	—	(190,894)
Repurchase of common stock	(16,098)	(3,025)
Distributions paid on preferred units subject to redemption	—	(8,815)
Distributions to noncontrolling interests	(2,050)	(1,717)
Distributions to common stockholders	(34,460)	(18,993)
Net cash (used in) provided by financing activities	(120,851)	91,984
Net increase (decrease) in cash and cash equivalents	7,506	(28,002)
Cash and cash equivalents at the beginning of the period	21,944	68,915
Cash and cash equivalents at the end of the period	$29,450	$40,913
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,876	$10,817
Supplemental Disclosures of Non-cash Transactions:
Change in fair value of interest rate swap agreements	$(24,100)	$—
Construction in progress costs - real estate development	$—	$(36,630)
Unpaid construction in progress costs - real estate development	$—	$(1,291)
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$11,941	$—
Mortgage debt assumed in conjunction with the contribution of real estate assets plus a discount of $535	$22,441	$—
Decrease in distributions payable to noncontrolling interests	$55	$(9)
Increase in distributions payable to common stockholders	$(105)	$1,684
Decrease in distributions payable to preferred unit holders	$—	$(1,224)
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$89	$89
Common stock issued pursuant to the distribution reinvestment plan	$26,180	$25,951
Common stock redemptions funded subsequent to period-end	$13,813	$2,482
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, the Company had issued 11,097,049 shares of the Company's common stock for gross proceeds of approximately $113.5 million through June 30, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of June 30, 2016, the Company had issued 179,456,902 shares of common stock and received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 176,079,637 shares outstanding at June 30, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of June 30, 2016 and December 31, 2015, the Company had issued $136.4 million and $110.2 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of $33.4 million and $17.3 million, respectively, and redemptions payable totaling approximately $13.8 million and $6.3 million, respectively, which are included in accounts payable and other liabilities on the consolidated balance sheets. See Note 8, Equity — Share Redemption Program. Since inception and through June 30, 2016, the Company had redeemed 3,377,265 shares of common stock for approximately $33.4 million pursuant to the share redemption program.
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2016, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 2% of the limited partnership units were owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the six months ended June 30, 2016 and year ended December 31, 2015. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2016.
The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.

2.	Summary of Significant Accounting Policies and Basis of Presentation

There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Certain assets and liabilities are presented as held for sale on the consolidated balance sheets for all periods presented. See Assets Held for Sale in Note 3, Real Estate.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. The Company has elected to adopt ASU 2015-03, beginning with the quarter ended March 31, 2016. As a result of the adoption of ASU 2015-03, the Company reclassified approximately $13.0 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred financing costs, net” in the consolidated balance sheets) to a reduction in the carrying amount of the Company's debt as of December 31, 2015. ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements. See Note 5, Debt.
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
June 30, 2016
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

3.	Real Estate
As of June 30, 2016, the Company’s real estate portfolio consisted of 75 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
2016 Acquisitions
On March 17, 2016, the Company acquired two land parcels to be held for future development from an unaffiliated party. The aggregate purchase price of the acquisitions was approximately $2.8 million.
On April 27, 2016, the Company, through the Operating Partnership, acquired the remaining 90% beneficial interest of a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for $37.2 million (total purchase price value $41.3 million). The purchase price and other acquisition items for the land parcels and properties acquired during the six months ended June 30, 2016 is shown below (see Note 4, Investments, for additional detail):

Land Parcel/Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Square Feet	Acquisition Fees Paid to the Advisor (2)	Year of Lease Expiration
Lynnwood III	Lynnwood, WA	—	3/17/2016	$1,538		43,000	$46	—
Lynnwood IV	Lynnwood, WA	—	3/17/2016	$1,244		34,800	$37	—
HealthSpring	Nashville, TN	HealthSpring, Inc.	4/27/2016	$41,300	(1)	170,500	$1,239	2022

(1)	The Company acquired a 10% beneficial interest in April 2013, which is included in the total purchase price at fair value.

(2)	The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired.
The following summarizes the purchase price allocations of the Highway 94 and HealthSpring properties acquired during the year ended December 31, 2015 and the six months ended June 30, 2016, respectively:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Property	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above/(below) market	Debt discount	Total
Highway 94 (1)	$5,637	$18,592	$6,688	$(272)	$1,295	$31,940
HealthSpring	$8,126	$26,441	$5,006	$1,192	$535	$41,300

(1)	The purchase price allocation of the Highway 94 property was finalized during the three months ended March 31, 2016.
Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s property acquired during the three and six months ended June 30, 2016, had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$85,905	$62,508	$172,651	$118,664
Net income	$8,219	$9,040	$20,672	$22,484
Net income (loss) attributable to noncontrolling interests	$230	$(45)	$581	$269
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(89)	$(89)	$(178)	$(177)
Net income (loss) attributable to common stockholders (1)	$7,900	$(1,337)	$19,913	$7,018
Net income (loss) to common stockholders per share, basic and diluted	$0.04	$(0.01)	$0.11	$0.05

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2016 to 2035.

Remaining 2016	$129,516
2017	257,137
2018	249,491
2019	218,420
2020	192,476
Thereafter	1,006,543
Total	$2,053,583
Asset Held for Sale
As of June 30, 2016, one property, the One Century Place property located in Nashville, Tennessee, met the criteria to be classified as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of June 30, 2016. The One Century Place property is included in continuing operations in the consolidated statements of operations in accordance with ASU No. 2014-08, as it did not meet the prerequisite requirements to be classified as discontinued operations.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of June 30, 2016 and December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

	Balance as of June 30, 2016	Balance as of December 31, 2015
Restricted cash	$561	$561
Real estate:
Land	8,025	8,025
Building and improvements	43,924	42,858
Tenant origination and absorption costs	20,003	20,003
Construction in progress	754	22
Total real estate	72,706	70,908
Less: accumulated depreciation and amortization	(6,885)	(6,885)
Total real estate, net	65,821	64,023
In-place lease valuation (above market), net	664	664
Deferred rent	3,141	2,716
Other assets	1,002	828
Total assets	$71,189	$68,792

Accounts payable and other liabilities	$1,207	$2,203
Due to affiliates	84	81
Restricted reserves	561	561
Total liabilities	$1,852	$2,845
The following is a summary of the income included in the Company's income from continuing operations for the three and six months ended June 30, 2016 and 2015, related to assets classified as held for sale subsequent to the Company's adoption of ASU No. 2014-08, which includes the Will Partners (for the three and six months ended June 30, 2015) and One Century Place properties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$2,930	$3,421	$6,221	$6,304
Operating expenses	(1,229)	(1,714)	(2,489)	(3,321)
Total revenues less operating expenses from assets classified as "held for sale," not qualifying as discontinued operations	1,701	1,707	3,732	2,983
Depreciation and amortization expense	—	(889)	—	(1,767)
Income from assets classified as "held for sale," not qualifying as discontinued operations	$1,701	$818	$3,732	$1,216
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles as of June 30, 2016 and December 31, 2015. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

	June 30, 2016	December 31, 2015
In-place lease valuation (above market)	$46,605	$45,413
In-place lease valuation (above market) - accumulated amortization	(15,498)	(10,844)
In-place lease valuation (above market), net	31,107	34,569
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(68)	(54)
Ground leasehold interest (below market), net	2,186	2,200
Intangible assets, net	$33,293	$36,769
In-place lease valuation (below market)	$(51,966)	$(55,774)
In-place lease valuation (below market) - accumulated amortization	17,149	14,068
In-place lease valuation (below market), net	$(34,817)	$(41,706)
Tenant origination and absorption cost	$521,643	$516,879
Tenant origination and absorption cost - accumulated amortization	(154,818)	(119,593)
Tenant origination and absorption cost, net	$366,825	$397,286
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.5 years and 7.8 years as of June 30, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the six months ended June 30,
	2016	2015
In-place lease valuation, net	$1,573	$(1,055)
Tenant origination and absorption cost	$35,225	$24,267
Ground leasehold amortization (below market)	$14	$14
Other leasing costs amortization	$442	$112
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2016 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2016	$1,392	$31,372	$14	$416
2017	$854	$58,722	$27	$1,007
2018	$148	$52,757	$27	$1,042
2019	$(1,498)	$42,599	$27	$1,042
2020	$(763)	$33,784	$27	$944
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Description	Balance as of December 31, 2015	Additions	Deductions	Balance as of June 30, 2016
Tenant improvement reserves (1)	$12,893	$283	$(1,814)	$11,362
Midland Mortgage loan repairs reserves (2)	453	—	(370)	83
Real estate tax reserve (Emporia Partners, TW Telecom, DynCorp, and Mercedes-Benz) (3)	1,891	1,190	(931)	2,150
Property insurance reserve (Emporia Partners) (3)	301	301	—	602
Restricted deposits	20	25	—	45
Midland Mortgage loan restricted lockbox (4)	2,044	2,003	(2,044)	2,003
Restricted rent receipts (5)	6,585	599	(6,585)	599
Total	$24,187	$4,401	$(11,744)	$16,844

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

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

(5)
Addition represents rent collections from the DynCorp and Mercedes-Benz properties related to July 2016, which are to be held in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the respective loan agreements, and the excess cash is transferred to the respective operating accounts.

During January 2016, proceeds of approximately $47.0 million from the sale of the Will Partners and LTI properties were released by the qualified intermediary. The funds were held by the qualified intermediary as both properties were sold pursuant to a tax-deferred exchange.

4.	Investments
Investments in Unconsolidated Entities
HealthSpring property
On April 10, 2013, a Delaware Statutory Trust (“DST”) affiliated with the Sponsor acquired a two-building, single-story office campus located in Nashville, Tennessee for a purchase price of $36.4 million. The DST was then syndicated for $39.6 million which consisted of mortgage debt of $23.6 million and aggregate equity investment of $16.0 million. The HealthSpring property is leased in its entirety, pursuant to a triple-net lease, to HealthSpring, Inc. (“HealthSpring”), obligating HealthSpring to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining term was approximately nine years. On April 12, 2013, the Company, through the Operating Partnership, acquired a 10% beneficial ownership interest in the DST, net of a 10% discount associated with offering expenses. Pursuant to the private placement memorandum, the Operating Partnership was provided exchange rights in which it would be able to acquire the beneficial interests of other investors of the DST at fair value.
On April 27, 2016, the Company, through its Operating Partnership, exercised its exchange right and acquired the remaining 90% beneficial ownership interest in the HealthSpring property. The total purchase price of the property was $41.3 million, including the initial 10% interest of the Company. Approximately 70% of the beneficial owners of HealthSpring interests elected to exchange their interest in the DST for operating partnership units, and the remaining 30% elected to redeem their interest for cash. The issuance of approximately $11.9 million in limited partnership units of the operating partnership is included as a component of noncontrolling interest in the Company's permanent equity. The limited partnership units of the operating partnership were based on the Company's most recent net asset valuation. The remaining balance of approximately $27.5 million consists of a mortgage loan of approximately $22.4 million, which was assumed by the Company in conjunction with the exchange, and a cash payment made to the unaffiliated third party investors of approximately $5.0 million. As a result of the acquisition of the remaining 90% interest, the Company consolidated the HealthSpring property as of the acquisition date and recognized a gain of approximately $0.7 million from the re-measurement of its initial 10% interest.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

In connection with the acquisition of the HealthSpring property, the Company was assigned and assumed a leasehold estate and the rights to a payment in lieu of taxes agreement (the “PILOT Program”) with the municipalities which own the underlying leased fee estate and subsequently leased the ground to the Company. The ground lease arrangements were put in place to provide the property operator with real estate tax abatements, which are facilitated through the issuance of municipal bonds. Payments on the bonds, which are owned by the Company, are funded solely from the payments on the ground leases, of which the Company is the lessee. Since the payments due from the municipality under the bond arrangement equals the rent payments, no payments are exchanged. The bonds can only be transferred to any successor to the Company, or any affiliate, as a lessee under the lease, including but not limited to any purchaser of the Company’s leasehold interest. Upon termination of the lease, the Company has the option to purchase the land for a nominal amount, which is a bargain purchase option. The bonds, ground lease obligations and purchase options were measured at fair value at acquisition in accordance with ASC 805 and, due to their inseparability, are presented as a component of land on the accompanying consolidated balance sheets.
Digital Realty Trust, Inc.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately six years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $(0.8) million, of other comprehensive loss for the six months ended June 30, 2016.
The interest discussed above is deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investment in the unconsolidated entity is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the joint venture agreements.
As of June 30, 2016, the balance of the investments are shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2015	$1,291	$55,572	$56,863
Other comprehensive loss	—	(783)	(783)
Net income (loss)	14	(752)	(738)
Distributions	(85)	(3,885)	(3,970)
Consolidation of equity investment	(1,220)	—	(1,220)
Balance June 30, 2016	$—	$50,152	$50,152
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
During the construction of the Project, the business and affairs of WR Griffin were managed by the Managing Member. However, all major decisions, as provided in the operating agreement, were approved by both the Managing Member and Investor Member. Additionally, the Managing Member interest, pursuant to the purchase and sale agreement, has been assigned to the Investor Member in exchange for a mandatory redemption fee based on the fair value of the property at completion. The Project was deemed complete during January 2016, at which point the Company paid the $18.1 million mandatory redemption fee to the Managing Member. Upon payment and completion of the Project, the Managing Member transferred all membership interest to the Investor Member, pursuant to the operating agreement. Upon the transfer of the interest, the Managing Member had no further interest in WR Griffin or any of its assets and had no further obligations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

5.    Debt
As of June 30, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	June 30, 2016				December 31, 2015
	Principal Amount	Deferred Financing Costs	Premiums/ (Discounts)	Net Balance	Principal Amount	Deferred Financing Costs	Premiums/ (Discounts)	Net Balance	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield mortgage loan	$19,117	$—	$—	$19,117	$19,295	$—	$—	$19,295	6.65%	Nov 2017	6.74%
Emporia Partners mortgage loan	3,568	—	—	3,568	3,753	—	—	3,753	5.88%	Sep 2023	5.96%
TransDigm mortgage loan	—	—	—	—	6,432	—	22	6,454	5.98%	Jun 2016	—%
Ace Hardware mortgage loan	23,110	(113)	1,423	24,420	23,294	(120)	1,508	24,682	5.59%	Oct 2024(5)	4.70%
Highway 94 mortgage loan	18,576	—	(1,199)	17,377	18,968	—	(2,210)	16,758	3.75%	Aug 2024	5.05%
DynCorp mortgage loan	11,005	—	—	11,005	11,162	—	—	11,162	4.70%	Jul 2016	4.77%
Mercedes-Benz mortgage loan	18,728	—	—	18,728	18,945	—	—	18,945	6.02%	Nov 2016	6.10%
Samsonite mortgage loan	24,179	—	1,393	25,572	24,561	—	1,490	26,051	6.08%	Sep 2023	4.98%
HealthSpring mortgage loan	22,368	—	(521)	21,847	—	—	—	—	4.18%	Apr 2023	4.65%
Midland Mortgage loan	105,600	(965)	—	104,635	105,600	(1,035)	—	104,565	3.94%	Apr 2023	4.05%
AIG loan	110,640	(1,584)	—	109,056	110,640	(1,647)	—	108,993	4.96%	Feb 2029	5.14%
TW Telecom loan	20,783	(107)	—	20,676	21,213	(125)		21,088	LIBO Rate +2.45% (3)	Aug 2019	3.11%
Mortgage Loans Total	377,674	(2,769)	1,096	376,001	363,863	(2,927)	810	361,746
Term Loan (July 2015)	715,000	(5,151)	—	709,849	640,000	(5,078)	—	634,922	LIBO Rate +1.55% (3)	Jul 2020	2.02%
Revolver Loan (July 2015)	365,909	(4,367)	—	361,542	481,653	(4,894)	—	476,759	LIBO Rate +1.60% (3)	Jul 2020 (4)	2.23%
Total	$1,458,583	$(12,287)	$1,096	$1,447,392	$1,485,516	$(12,899)	$810	$1,473,427

(1)
Including the effect of interest rate swap agreements with a total notional amount of $725.0 million, the weighted average interest rate as of June 30, 2016 was 3.30% for the Company’s fixed-rate and variable-rate debt combined and 3.72% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of June 30, 2016 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of June 30, 2016 was 0.47%.

(4)
The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(5)	The interest rate of this loan resets on April 1, 2017 to the greater of (i) 8.9% or (ii) 500 basis points + ten year swap rate.

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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement (July 2015). As a result, the total commitments on the Term Loan (July 2015) increased from $640.0 million to $715.0 million.
HealthSpring Mortgage Loan
As part of the acquisition of the remaining 90% beneficial interest in the HealthSpring property, the Company assumed a $22.4 million mortgage loan (the "HealthSpring mortgage loan") held with Barclays Bank PLC. The HealthSpring mortgage loan, which matures on April 6, 2023, has a fixed interest rate of 4.18% and requires monthly payments of principal and interest.
Debt Covenant Compliance
Pursuant to the terms of the Midland Mortgage loan, AIG loan, TW Telecom loan, Unsecured Credit Facility (July 2015), DynCorp mortgage loan, Mercedes-Benz mortgage loan, and HealthSpring mortgage loan, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2016.
The following summarizes the future principal repayments of all loans as of June 30, 2016 per the loan terms discussed above:

	June 30, 2016
Remaining 2016	$31,740	(1)
2017	25,301	(2)
2018	7,552
2019	25,648	(3)
2020	1,088,257	(4)
Thereafter	280,085	(4)
Total principal	1,458,583
Unamortized debt premium	1,096
Unamortized deferred loan costs	(12,287)
Total	$1,447,392

(1)
Amount includes payment of the balances of the DynCorp and Mercedes-Benz property mortgage loans, which mature in 2016. The DynCorp loan was paid off on July 1, 2016 with a draw from the Unsecured Credit Facility (July 2015).

(2)	Amount includes payment of the balance of the Plainfield property mortgage loan, which matures in 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

(3)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(4)	Amount includes payment of the balances of:

•	the Term Loan (July 2015), which matures in 2020,

•	the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised,

•	the Midland Mortgage, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,

•	the Ace Hardware and Highway 94 property mortgage loans, which mature in 2024, and

•	the AIG loan, which matures in 2029.
Principal repayments on the Ace Hardware, Highway 94, Samsonite, and HealthSpring property mortgage loans do not include the unamortized valuation net premium of approximately $1.1 million.

6.	Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by expected cash payments principally related to borrowings and interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015). Two interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020 and January 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million and $300.0 million, respectively. The forward-starting interest rate swap is effective for the period from July 1, 2016 to July 1, 2018 with a notional amount of $100.0 million.
On March 24, 2016, the Company executed an interest rate swap agreement to hedge interest risk related to a future fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million became effective May 2016 and has a term of 10 years with a mandatory settlement date on November 30, 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at June 30, 2016 and December 31, 2015:

					Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Notional Amount	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.687%	$(15,777)	$(4,305)	$425,000	$425,000
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.320%	(4,542)	(1,605)	300,000	—
Interest Rate Swap	100,000	7/1/2016	7/1/2018	1.495%	(1,862)	(484)	—	—
Interest Rate Swap	200,000	5/31/2016	(3)	1.811%	(8,318)	—	200,000	—
Total					$(30,499)	$(6,394)	$925,000	$425,000

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of June 30, 2016 and December 31, 2015.

(3)	This interest rate swap has a maturity date of May 31, 2026, but requires a mandatory redemption on November 30, 2016, at which time the fair value will be cash settled.
The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCL on derivatives (effective portion)	$(11,354)	$(28,321)
Amount of (loss) gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$(2,196)	$(4,221)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(2)	$(4)
During the next twelve months, the Company estimates that an additional $9.1 million will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016 and December 31, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $30.5 million and $6.4 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had not posted any collateral related to these agreements.

7.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2016 and year ended December 31, 2015.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
June 30, 2016	$(30,499)	$—	$(30,499)	$—
December 31, 2015	$(6,394)	$—	$(6,394)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2016 and December 31, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2016 and December 31, 2015. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield mortgage loan	$19,897	$19,117	$20,240	$19,295
Midland mortgage loan	108,595	105,600	107,154	105,600
AIG loan	116,615	110,640	114,747	110,640
Highway 94 mortgage loan	17,644	18,576	17,658	18,968
Samsonite mortgage loan	25,969	24,179	26,044	24,561
HealthSpring mortgage loan	21,743	22,368	—	—

(1)
The carrying value of the Midland, Highway 94, Samsonite, HealthSpring property mortgage loans, and the AIG loan does not include the debt premium/discount or deferred financing costs as of June 30, 2016 and December 31, 2015. See Note 5, Debt, for details.

8.    Equity
Common Equity
As of June 30, 2016, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 176,079,637 shares outstanding at June 30, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
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
As of June 30, 2016 and December 31, 2015, the Company had issued $136.4 million and $110.2 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through June 30, 2016, the Company had redeemed 3,377,265 shares of common stock for approximately $33.4 million at a weighted average price per share of $9.90 pursuant to the SRP. As of June 30, 2016, there were 1,388,807 shares totaling $13.8 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
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
As of June 30, 2016, noncontrolling interests were approximately 3% of total shares outstanding and approximately 4% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As part of the acquisition of the remaining 90% beneficial interest in the HealthSpring property, the Company, through the Operating Partnership, issued approximately $11.9 million in limited partnership units of the Operating Partnership in April 2016, which is included in noncontrolling interest on the Company's balance sheet, as a component of permanent equity. (See Note 4, Investments, for additional detail.)
The Operating Partnership issued 6.6 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties and 0.1 million limited partnership units to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

which could cause the Company to lose its REIT election. There were no redemption requests during the six months ended June 30, 2016 and year ended December 31, 2015.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Beginning balance	$21,318	$17,478
Contribution/issuance of noncontrolling interests	11,941	7,282
Distributions to noncontrolling interests	(1,921)	(3,150)
Allocated distributions to noncontrolling interests subject to redemption	(6)	(10)
Net income (loss)	650	(138)
Other comprehensive loss	(856)	(144)
Ending balance	$31,126	$21,318
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
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2016 and due to affiliates as of December 31, 2015:

	As of December 31, 2015	Six Months Ended June 30, 2016
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$2,965	$1,322	(1)	$4,287	$—
Operating expenses	2,177	853		2,442	588
Asset management fees	2,124	11,406		11,601	1,929
Property management fees	1,198	4,557		4,994	761
Disposition fees	287	—		287	—
Costs advanced by the Advisor	6	18		11	13
Total, net of amounts classified as real estate assets held for sale	8,757	18,156		23,622	3,291
Asset management fees related to real estate held for sale (2)	44	272		271	45
Property management fees related to real estate held for sale (2)	37	234		232	39
Total	$8,838	$18,662		$24,125	$3,375

(1)
Represents acquisition fees and expense reimbursements related to the land parcels acquired in the prior quarter and the HealthSpring property acquired during the current period, as discussed in Note 3, Real Estate and Note 4, Investments.

(2)	Represents asset management fees and property management fees for the One Century Place property.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Mortgage Receivable from Affiliate
On October 9, 2015, the Company entered into a mortgage receivable for approximately $26.0 million related to a 127,246 square foot, single-story office building located in Emeryville, CA. The borrowers are an affiliated tenant-in-common private program or LLC, each with the Sponsor as the asset manager. The mortgage receivable had a rate of 8% per annum and was funded with proceeds from the Unsecured Credit Facility (July 2015). The mortgage receivable was paid in full on January 15, 2016, and the Company recognized interest income of $1.2 million during the six months ended June 30, 2016.
Advisory Agreement
The Company currently does not have nor does it expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an advisory agreement with the Advisor. The Advisory Agreement entitles the Advisor to specified fees and expense reimbursements upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, including as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Operating expenses for the three and six months ended June 30, 2016 included approximately $0.02 million to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller, and executive vice president David C. Rupert for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.2 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and six months ended June 30, 2016, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of $0.1 million for the three months ended June 30, 2016 and 2015 and $0.2 million for the six months ended June 30, 2016 and 2015, related to the ground lease. As of June 30, 2016, the remaining required payments under the terms of the ground lease are as follows:

June 30, 2016
Remaining 2016	$90
2017	198
2018	198
2019	198
2020	198
Thereafter	34,048
Total	$34,930
Litigation

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
During the quarter ended June 30, 2016, the Company paid distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On June 15, 2016, the Company’s board of directors declared distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2016 through September 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

12.    Subsequent Events
Offering Status
As of August 9, 2016, the Company had issued approximately 11,521,347 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $117.9 million.

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
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As described in more detail in Item 1 of this Quarterly Report on Form 10-Q, we were formed on August 28, 2008 and commenced operations on May 6, 2009. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, our Advisor.
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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, we had issued 11,097,049 shares of our common stock for gross proceeds of approximately $113.5 million through June 30, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of June 30, 2016, our real estate portfolio consisted of 75 properties in 20 states and 94 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to June 30, 2016 was approximately $235.1 million.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to June 30, 2016, pursuant to the respective in-place leases, was greater than 6% as of June 30, 2016.
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2016, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,928	7	15.3%
Texas	31,253	10	13.3%
Ohio	21,403	8	9.1%
Illinois	21,139	8	9.0%
Georgia	20,451	4	8.7%
Colorado	17,596	6	7.5%
Arizona	11,958	4	5.1%
New Jersey	11,329	3	4.8%
Tennessee	10,034	2	4.3%
North Carolina	7,930	3	3.4%
Missouri	7,515	4	3.2%
Washington	7,388	4	3.1%
Virginia	7,130	1	3.0%
Florida	6,958	3	3.0%
All others (1)	17,052	8	7.2%
Total	$235,064	75	100.0%
(1)     All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2016, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$36,859	13	15.7%
Insurance	27,135	13	11.5%
Media	24,880	4	10.6%
Telecommunication Services	22,545	7	9.6%
Energy	16,603	5	7.1%
Health Care Equipment & Services	16,585	8	7.1%
Software & Services	14,871	5	6.3%
Diversified Financials	10,382	4	4.4%
Retailing	9,377	2	4.0%
Consumer Services	8,065	4	3.4%
Technology, Hardware & Equipment	7,953	4	3.4%
Consumer Durables & Apparel	7,859	3	3.3%
All others (2)	31,950	22	13.6%
Total	$235,064	94	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 3% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2016 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2016	$123	1	—	—
2017	5,551	5	296,700	2.4%
2018	24,324	11	2,523,100	10.3%
2019	27,445	9	1,556,900	11.7%
2020	19,751	10	1,668,000	8.4%
2021	11,334	7	1,106,500	4.8%
2022	19,302	10	1,485,800	8.2%
2023	18,263	7	1,278,200	7.8%
Thereafter	108,971	34	8,887,200	46.4%
Total	$235,064	94	18,802,400	100.0%

Critical Accounting Policies
We have established accounting policies which conform to generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the six months ended June 30, 2016.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
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
Same Store Analysis
Comparison of the Three Months Ended June 30, 2016 and 2015
For the quarter ended June 30, 2016, our "Same Store" portfolio consisted of 55 properties, encompassing approximately 12.3 million square feet and an acquisition value of $1.9 billion. Our "Same Store" portfolio includes properties which were held for a full period for the periods presented. The following table provides a comparative summary of the results of operations for the 55 properties for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$44,978	$45,328	$(350)	1%
Property expense recoveries	11,502	10,442	1,060	10%
Asset management fees to affiliates	3,605	3,586	19	1%
Property management fees to affiliates	1,554	1,547	7	—%
Property operating expense	7,482	7,261	221	3%
Property tax expense	7,259	7,004	255	4%
Property Expense Recoveries
The increase in property expense recoveries of $1.1 million compared to the same period a year ago is primarily the result of (1) a $0.6 million of higher property tax recoveries for certain self managed properties; and (2) a $0.3 million increase as a result of timing of prior year common area maintenance reconciliations recorded in each period.
Property Tax Expense
The increase in property tax expense of $0.3 million compared to the same period a year ago is primarily the result of a $0.6 million of higher property tax expenses for certain self managed properties offset by $0.3 million decrease in property taxes as a result of reassessments during each period.
Comparison of the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, our "Same Store" portfolio consisted of 53 properties, encompassing approximately 11.6 million square feet, with an acquisition value of $1.8 billion. The following table provides a comparative summary of the results of operations for the 53 properties for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$84,473	$85,168	$(695)	(1)%
Property expense recoveries	22,350	19,915	2,435	12%
Asset management fees to affiliates	6,665	6,620	45	1%
Property management fees to affiliates	2,913	2,871	42	1%
Property operating expense	13,561	13,273	288	2%
Property tax expense	14,565	13,230	1,335	10%
Property Expense Recoveries
The increase in property expense recoveries of $2.4 million compared to the same period a year ago is primarily the result of (1) a $1.2 million property tax reassessment at one property; (2) a $0.7 million increase as a result of higher anticipated operating expenses and property taxes in 2016; and (3) a $0.3 million increase related to the timing of recording the final prior year common area maintenance reconciliation adjustment.
Property Tax Expense
The increase in property tax expense of $1.3 million compared to the same period a year ago is primarily the result of a $1.6 million property tax reassessment at one property, offset by $0.3 million in timing of estimated property taxes.
Portfolio Analysis
As of June 30, 2016, we owned 75 properties encompassing approximately 18.8 million rentable square feet and an 80% interest in an unconsolidated joint venture. As of June 30, 2016, we have completed the offering stage of our life cycle; we continued to acquire assets that adhered to our investment criteria with draws from our Unsecured Credit Facility (July 2015) and funds from operations during the periods presented below. Therefore, our results of operations for our entire portfolio for the three and six months ended June 30, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.
Comparison of the Three Months Ended June 30, 2016 and 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$67,536	$49,633	$17,903	36%
Property expense recoveries	18,096	11,930	6,166	52%
Asset management fees to affiliates	5,889	4,273	1,616	38%
Property management fees to affiliates	2,421	1,644	777	47%
Property operating expense	11,289	8,172	3,117	38%
Property tax expense	11,112	7,857	3,255	41%
Acquisition fees and expenses to non-affiliates	424	441	(17)	4%
Acquisition fees and expenses to affiliates	1,239	20,291	(19,052)	94%
General and administrative expenses	2,348	1,780	568	32%
Corporate operating expenses to affiliates	588	154	434	282%
Depreciation and amortization	31,481	22,418	9,063	40%
Interest expense	12,815	6,392	6,423	100%

Rental Income
Rental income for the three months ended June 30, 2016 is comprised of base rent of $64.2 million and adjustments to straight-line contractual rent of $4.0 million, offset by in-place lease valuation amortization, net, of $0.7 million. Rental income for the three months ended June 30, 2016 increased by $17.9 million compared to the same period a year ago primarily as a result of (1) approximately $19.2 million of additional rental income related to the real estate acquired subsequent to April 1, 2015; (2) approximately $0.4 million of rental income due to an early termination of a lease in 2015; less (3) $2.1 million of rental income due to the sale of one property in the prior year and a decrease in occupancy at another property.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by approximately $6.2 million compared to the same period in the prior year primarily as a result of (1) $1.6 million in property tax recoveries, of which $1.4 million is related to property taxes for properties acquired subsequent to April 1, 2015; and (2) $4.4 million in other recoverable property operating expense consisting of (A) $3.9 million for properties subsequent to April 1, 2015; and (B) $0.4 million related to an increase in common area recoveries for properties acquired prior to April 1, 2015, which are primarily the result of higher operating expenses.
Management Fees (Asset and Property)
Asset management and property management fees include fees paid to affiliates to manage and monitor the performance of our investments. The total increase of approximately $2.4 million is primarily a result of $2.6 million related to properties acquired subsequent to April 1, 2015; offset by $0.2 million of decreased fees due to the sale of two properties in the prior year.
Property Operating Expense
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $3.1 million compared to the same period a year ago is primarily a result of $3.4 million in additional property operating expenses related to properties acquired subsequent to April 1, 2015; offset by $0.3 million related to the sale of one property in the prior year and a decrease in occupancy at one property in the current year.
Property Tax Expense
The total increase of approximately $3.3 million compared to the same period a year ago is primarily a result of a $3.4 million in additional property tax expense related to properties acquired subsequent to April 1, 2015; offset by a $0.3 million decrease related to the sale of two properties in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates, which totaled approximately $1.7 million for the three months ended June 30, 2016, decreased by $19.1 million compared to the three months ended June 30, 2015 due to decreased acquisition activity in the current period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended June 30, 2016 consisted of depreciation of building and building improvements of our properties of $13.8 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $17.7 million. The increase of $9.1 million as compared to the three months ended June 30, 2015, is primarily the result of additional depreciation and amortization of (1) $10.9 million related to properties acquired subsequent to April 1, 2015; offset by (2) a $1.6 million decrease in depreciation and amortization related to two properties sold, one lease expiration, and two lease terminations in the prior year and (3) a $0.7 million decrease in depreciation and amortization related to the One Century property classified as held for sale as of September 30, 2015.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
General and administrative expenses and corporate operating expenses to affiliates for the three months ended June 30, 2016 increased by $1.0 million compared to the same period a year ago due to increased operating activity. General and administrative expenses and corporate operating expenses to affiliates represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs, and other professional fees. The $1.0 million increase is primarily due to the following: (1) an increase of $0.4 million in expenses for additional personnel and rent costs incurred by our Advisor and allocated to us; (2) an increase of $0.4 million in state tax expense and (3) an increase of $0.2 in transfer agent fees paid to issue equity.

Interest Expense
Interest expense for the three months ended June 30, 2016 increased by $6.4 million compared to the same period in 2015 primarily due to (1) $3.0 million increase in interest expense related to our Unsecured Credit Agreement (July 2015), which had a higher average outstanding balance during the three months ended June 30, 2016 compared to the same period in the prior year; (2) $2.6 million in interest expense related to our interest rate swaps, which became effective subsequent to June 30, 2015; and (3) a $0.7 million increase related to our mortgage debt and amortization of deferred financing costs.

Comparison of the Six Months Ended June 30, 2016 and 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$134,386	$94,348	$40,038	42%
Property expense recoveries	37,048	22,428	14,620	65%
Asset management fees to affiliates	11,678	8,060	3,618	45%
Property management fees to affiliates	4,791	3,118	1,673	54%
Property operating expense	22,228	15,071	7,157	47%
Property tax expense	22,238	14,735	7,503	51%
Acquisition fees and expenses to non-affiliates	534	845	(311)	37%
Acquisition fees and expenses to affiliates	1,239	22,271	(21,032)	94%
General and administrative expenses	3,372	2,753	619	22%
Corporate operating expenses to affiliates	853	305	548	180%
Depreciation and amortization	62,687	41,883	20,804	50%
Interest expense	24,844	11,820	13,024	110%
Rental Income
Rental income for the six months ended June 30, 2016 is comprised of base rent of $127.0 million and adjustments to straight-line contractual rent of $8.9 million, offset by in-place lease valuation amortization, net, of $1.6 million. Rental income for the six months ended June 30, 2016 increased by $40.0 million compared to the same period a year ago primarily as a result of (1) approximately $42.9 million of additional rental income related to real estate acquired subsequent to January 1, 2015; (2) approximately $0.9 million of rental income due to an early termination of a lease in 2015; offset by (3) $4.5 million of rental income due to the sale of two properties and a lease termination during 2015.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by approximately $14.6 million compared to the same period in the prior year primarily as a result of (1) $5.1 million in property tax recoveries, of which $3.1 million is related to taxes for properties acquired subsequent to January 1, 2015; (2) $9.9 million in other recoverable property operating expense consisting of (A) $9.1 million for properties acquired subsequent to January 1, 2015; and (B) $0.7 million related to an increase in common area recoveries for properties acquired prior to January 1, 2015, which are primarily the result of higher common area recovery for new tenants.
Management Fees (Asset and Property)
Asset management and property management fees include fees paid to affiliates to manage and monitor the performance of our investments. The total increase of approximately $5.3 million is primarily a result of $5.6 million related to properties acquired subsequent to January 1, 2015; offset by $0.4 million of decreased fees due to the sale of two properties in the prior year.
Property Operating Expense
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of approximately $7.2 million compared to the same period a year ago is primarily a result of $7.6 million in additional property operating expenses related to properties acquired subsequent to January 1, 2015; offset by $0.5 million related to the sale of two properties during 2015 and a decrease in occupancy for one property in the current period.
Property Tax Expense
The total increase of $7.5 million compared to the same period a year ago is primarily a result of (1) a $6.9 million in additional property tax expense related to properties acquired subsequent to January 1, 2015 and (2) an increase in property tax expenses of $1.1 million for properties acquired prior to 2015; offset by a $0.7 million decrease related to the two properties sold in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by $21.3 million for the six months ended June 30, 2016 compared to the same period a year ago due to decreased acquisition activity in the current period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2016 consisted of depreciation of building and building improvements of our properties of $27.0 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $35.7 million. The increase of $20.8 million as compared to the six months ended June 30, 2016, is primarily the result of additional depreciation and amortization of (1) $24.1 million related to properties acquired subsequent to January 1, 2015; offset by (2) $3.3 million in decreased depreciation and amortization related to two properties sold, one lease expiration, and two lease terminations in the prior year; and (3) a $1.5 million decrease in depreciation and amortization related to the One Century property classified as held for sale as of September 30, 2015.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
General and administrative expenses and corporate operating expenses to affiliates for the six months ended June 30, 2016 increased by approximately $1.2 million compared to the same period a year ago due to increased operating activity. General and administrative expenses and corporate operating expenses to affiliates represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate expenses related to being a public company, including transfer agent fees, certain audit fees, regulatory fees, legal costs, and other professional fees. The $1.2 million increase is primarily due to the following: (1) an increase of $0.5 million in expenses for additional personnel and rent costs incurred by our Advisor allocated to us; and (2) an increase of $0.4 million in state tax expense.
Interest Expense
Interest expense for the six months ended June 30, 2016 increased by $13.0 million compared to the same period in 2015 primarily due to (1) a $6.6 million increase in interest expense related to our unsecured credit agreement,which had a higher average outstanding balance during the six months ended June 30, 2016; (2) a $4.2 million in interest expense related to our interest rate swaps, which became effective subsequent to June 30, 2015; (3) a $1.3 million increase related to our mortgage debt and amortization of deferred financing costs; and (4) a $0.9 million increase in capitalized interest due to our development project being placed in service in August 2015.
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

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-

market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from our Public Offerings or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Public Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,581	$(11,655)	$18,967	$(554)
Adjustments:
Depreciation of building and improvements	13,788	9,473	27,005	17,490
Amortization of leasing costs and intangibles	17,686	12,938	35,668	24,379
Equity interest of depreciation of building and improvements - unconsolidated entities	621	613	1,250	1,226
Equity interest of amortization of intangible assets - unconsolidated entities	1,188	1,200	2,387	2,400
Gain from sale of depreciable operating property	—	—	—	(3,613)
Gain on acquisition of unconsolidated entity	(666)	—	(666)	—
FFO	$39,198	$12,569	$84,611	$41,328
Distributions to redeemable preferred unit holders	—	(2,904)	—	(7,591)
Distributions to noncontrolling interests	(1,124)	(858)	(2,105)	(1,707)
Preferred units redemption premium	—	(7,429)	—	(7,429)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$38,074	$1,378	$82,506	$24,601
Reconciliation of FFO to MFFO:
Adjusted FFO	$38,074	$1,378	$82,506	$24,601
Adjustments:
Acquisition fees and expenses to non-affiliates	424	441	534	845
Acquisition fees and expenses to affiliates	1,239	20,291	1,239	22,271
Revenues in excess of cash received (straight-line rents)	(4,039)	(3,251)	(8,923)	(6,436)
Amortization of above/(below) market rent	731	(504)	1,573	(1,055)
Amortization of ground leasehold interests (below market)	7	7	14	14
Amortization of deferred revenue (1)	—	—	(1,228)	—
Revenues in excess of cash received (financed termination fee)	—	—	(202)	—
Financed termination fee payments received	278	263	552	523
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(217)	(321)	(461)	(667)
Equity interest of amortization of above/(below) market rent - unconsolidated entities	746	750	1,496	1,500
Preferred units redemption premium	—	7,429	—	7,429
MFFO	$37,243	$26,483	$77,100	$49,025
(1) Amount represents the recognition of deferred revenue related to a mortgage receivable from an affiliate, which was paid off in January 2016. Year to date amount has been updated to reflect this adjustment as of the three months ended March 31, 2016
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility (July 2015) and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2015 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, on July 9, 2015, we executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including our Unsecured Credit Facility (July 2015). Two interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020 and January 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million and $300.0 million, respectively. The forward-starting interest rate swap is effective for the period from July 1, 2016 to July 1, 2018 with a notional amount of $100.0 million.
On March 24, 2016, we executed an interest rate swap agreement to hedge interest risk related to a future fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million became effective May 2016 and has a term of 10 years with a mandatory settlement date on November 30, 2016.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The following table sets forth a summary of the interest rate swaps at June 30, 2016 and December 31, 2015 (dollars in thousands):

					Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Notional Amount	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.687%	$(15,777)	$(4,305)	$425,000	$425,000
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.320%	(4,542)	(1,605)	300,000	—
Interest Rate Swap	100,000	7/1/2016	7/1/2018	1.495%	(1,862)	(484)	—	—
Interest Rate Swap	200,000	5/31/2016	(3)	1.811%	(8,318)	—	200,000	—
Total					$(30,499)	$(6,394)	$925,000	$425,000

(1)	We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of June 30, 2016 and December 31, 2015.

(3)	This interest rate swap has a maturity date of May 31, 2026, but requires a mandatory redemption on November 30, 2016, at which time the fair value will be cash settled.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2016		2017-2018		2019-2020		Thereafter
Outstanding debt obligations (1)	$1,458,583	$31,740	(4)	$32,853	(5)	$1,113,905	(6)	$280,085	(7)
Interest on outstanding debt obligations (2)	219,134	19,677		74,654		65,872		58,931
Interest rate swaps (3)	30,607	5,793		16,419		8,395		—
Ground lease obligations	34,930	90		396		396		34,048
Total	$1,743,254	$57,300		$124,322		$1,188,568		$373,064

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at June 30, 2016. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at June 30, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)
Amount includes payment of the balances of the DynCorp and Mercedes-Benz property mortgage loans, which mature in 2016. The DynCorp loan was paid off on July 1, 2016 with a draw from the Unsecured Credit Facility (July 2015).

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
•the Midland Mortgage, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,

•
the Ace Hardware (the interest rate of this loan resets on April 1, 2017 to the greater of (i) 8.9% or (ii) 500 basis points + ten year swap rate) and Highway 94 property mortgage loans, which mature in 2024, and

•the AIG loan, which matures in 2029.

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
Our cash and cash equivalent balances increased by approximately $7.5 million during the six months ended June 30, 2016 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2016, we generated $70.7 million compared to $27.0 million for the six months ended June 30, 2015. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2016 increased by approximately $42.4 million to $74.3 million compared to approximately $32.0 million for the six months ended June 30, 2015. The increase is primarily related to the acquisition of 24 properties subsequent to January 1, 2015, partially offset by the sale of three non-strategic properties over the same period.
Investing Activities. During the six months ended June 30, 2016, we generated approximately $57.7 million in cash provided by investing activities compared to $147.0 million used in investing activities during the same period in 2015. The $204.7 million increase in cash provided by investing activities is primarily related to the following:
•$135.1 million decrease in cash paid for property acquisitions;
•$36.9 million related to the release of proceeds that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code;
•$25.7 million repayment of a mortgage loan receivable from an affiliated party;
•$30.9 million decrease in payments for construction-in-progress and tenant improvements, mainly related to the Restoration Hardware project; offset by
•$11.8 million decrease in proceeds related to the sale of one property during the six months ended June 30, 2015 for which there were none during the six months ended June 30, 2016;
•$8.6 million in cash assumed through the Signature Office REIT, Inc. merger in the prior year; and
•$3.8 million decrease in reserves for tenant improvements.
Financing Activities. During the six months ended June 30, 2016, we used approximately $120.9 million of cash in financing activities compared to approximately $92.0 million in cash provided by financing activities during the same period in 2015, a decrease in cash provided by financing activities of $212.8 million which is comprised primarily of the following:
•$139.3 million increase in principal repayments on the Revolver Loan (July 2015);
•$490.1 million decrease in proceeds from borrowings on the prior year unsecured revolver;
•$18.1 million increase in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
•$13.1 million increase in repurchases of common stock;
•$6.4 million increase in principal payoff of mortgage debt;
•$15.8 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; offset by
•$190.9 million decrease in preferred units repurchased;
•$173.0 million decrease in principal payoff of secured indebtedness of the Signature Office REIT Inc. credit facility;
•$98.6 million in proceeds from borrowings under the Unsecured Credit Agreement (July 2015); and
•$8.8 million decrease in distributions paid on preferred units as a result of the full redemption in the prior year.
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
Distributions may be funded with operating cash flow, offering proceeds raised in our Offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Six Months Ended June 30, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$2,050			$3,476
Distributions paid in cash — common stockholders	34,460			52,407
Distributions paid in cash — preferred equity	—			20,764
Distributions of DRP	26,181			52,557
Total distributions	$62,691	(1)		$129,204
Source of distributions (2)
Cash flows provided by operations	$36,510		58%	$76,647	59%
Offering proceeds from issuance of common stock pursuant to the DRP	26,181		42%	52,557	41%
Total sources	$62,691	(3)	100%	$129,204	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2016 were $6.1 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2016, we paid and declared distributions of approximately $60.5 million to common stockholders including shares issued pursuant to the DRP and approximately $2.1 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the six months ended June 30, 2016 of $82.5 million and approximately $77.1 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
On March 24, 2016, the Company executed an interest rate swap agreement to hedge interest risk related to a forecasted fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million became effective May 2016 and has a term of 10 years with a mandatory settlement date on November 30, 2016.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, financial loss, liability for stolen assets or information, increased cybersecurity protection and

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2016, there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive loss (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 11, 2016	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)