Form 10-Q
period 2016-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2016-11-10
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2016: 175,207,712 shares of common stock, $0.001 par value per share.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$40,007	$21,944
Restricted cash	15,311	24,748
Restricted cash - real estate funds held for exchange	—	47,031
Real estate:
Land	374,557	363,468
Building and improvements	2,098,007	2,063,805
Tenant origination and absorption cost	541,646	536,882
Construction in progress	8,160	4,827
Total real estate	3,022,370	2,968,982
Less: accumulated depreciation and amortization	(304,848)	(208,933)
Total real estate, net	2,717,522	2,760,049
Investments in unconsolidated entities	48,051	56,863
Intangible assets, net	31,713	37,433
Deferred rent	41,012	29,148
Mortgage receivable from affiliate	—	24,513
Deferred leasing costs, net	13,554	13,833
Other assets	17,721	21,828
Total assets	$2,924,891	$3,037,390
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$363,938	$361,746
Term Loan (July 2015)	710,169	634,922
Revolver Loan (July 2015)	378,313	476,759
Total debt	1,452,420	1,473,427
Restricted reserves	9,487	11,847
Interest rate swap liability	23,250	6,394
Mandatory redemption of noncontrolling interest	—	18,129
Accrued expenses and other liabilities	66,850	70,371
Distributions payable	6,130	6,147
Due to affiliates	3,420	8,838
Below market leases, net	33,226	41,706
Total liabilities	1,594,783	1,636,859
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2016 and December 31, 2015	4,887	4,887
Common stock subject to redemption	90,614	86,557
Stockholders’ equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding as of September 30, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value; 700,000,000 shares authorized; 175,945,568 and 175,184,519 shares outstanding, as of September 30, 2016 and December 31, 2015	176	175
Additional paid-in capital	1,561,511	1,561,499
Cumulative distributions	(303,202)	(212,031)
Accumulated deficit	(30,101)	(55,035)
Accumulated other comprehensive loss	(24,279)	(6,839)
Total stockholders’ equity	1,204,105	1,287,769
Noncontrolling interests	30,502	21,318
Total equity	1,234,607	1,309,087
Total liabilities and equity	$2,924,891	$3,037,390
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental income	$67,889	$65,885	$202,275	$160,233
Property expense recoveries	17,898	16,964	54,946	39,392
Total revenue	85,787	82,849	257,221	199,625
Expenses:
Asset management fees to affiliates	5,921	5,448	17,599	13,508
Property management fees to affiliates	2,373	2,265	7,164	5,383
Property operating expense	11,284	10,971	33,512	26,042
Property tax expense	10,876	9,813	33,114	24,548
Acquisition fees and expenses to non-affiliates	7	288	541	1,133
Acquisition fees and expenses to affiliates	—	6,206	1,239	28,477
General and administrative expenses	1,153	1,694	4,525	4,447
Corporate operating expenses to affiliates	578	164	1,431	469
Depreciation and amortization	34,217	34,638	96,904	76,521
Total expenses	66,409	71,487	196,029	180,528
Income from operations	19,378	11,362	61,192	19,097
Other income (expense):
Interest expense	(12,405)	(11,186)	(37,249)	(23,006)
Other income	623	145	2,692	809
Loss from investment in unconsolidated entities	(465)	(431)	(1,203)	(1,177)
Gain on acquisition of unconsolidated entity	—	—	666	—
Gain from sale of depreciable operating property	—	4,115	—	7,728
Net income	7,131	4,005	26,098	3,451
Preferred units redemption premium	—	(1,198)	—	(8,789)
Distributions to redeemable preferred unit holders	—	(1,131)	—	(8,560)
Less: Net (income) loss attributable to noncontrolling interests	(246)	(41)	(896)	417
Net income (loss) attributable to controlling interest	6,885	1,635	25,202	(13,481)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(91)	(268)	(268)
Net income (loss) attributable to common stockholders	$6,795	$1,544	$24,934	$(13,749)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$0.01	$0.14	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	175,570,072	173,987,254	175,443,680	148,467,065
Distributions declared per common share	$0.17	$0.17	$0.51	$0.51
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,131	$4,005	$26,098	$3,451
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	327	(539)	(456)	(670)
Change in fair value of swap agreement	6,494	(14,664)	(17,606)	(14,664)
Total comprehensive income (loss)	13,952	(11,198)	8,036	(11,883)
Distributions to redeemable preferred unit holders	—	(1,198)	—	(8,789)
Preferred units redemption premium	—	(1,131)	—	(8,560)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(91)	(268)	(268)
Less: comprehensive (income) loss attributable to noncontrolling interests	(480)	336	(274)	850
Comprehensive income (loss) attributable to common stockholders	$13,382	$(13,282)	$7,494	$(28,650)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value - common stock	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—		—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—	—	(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	14	—	—	—	14	—	14
Distributions to common stockholders	—	—	—	(51,919)	—	—	(51,919)	—	(51,919)
Issuance of shares for distribution reinvestment plan	3,774,254	4	39,248	(39,252)	—	—	—	—	—
Repurchase of common stock	(3,014,538)	(3)	(29,930)	—	—	—	(29,933)	—	(29,933)
Additions to common stock subject to redemption	—	—	(9,320)	—	—	—	(9,320)	—	(9,320)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,022)	(3,022)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	24,934	—	24,934	896	25,830
Other comprehensive loss	—	—	—	—	—	(17,440)	(17,440)	(622)	(18,062)
BALANCE September 30, 2016	175,945,568	$176	$1,561,511	$(303,202)	$(30,101)	$(24,279)	$1,204,105	$30,502	$1,234,607
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$26,098	$3,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	42,302	30,106
Amortization of leasing costs and intangibles, including ground leasehold interests	54,602	46,415
Amortization of above and below market leases, net	2,219	(2,147)
Amortization of deferred financing costs	2,004	3,132
Amortization of debt premium	(170)	(235)
Accretion in excess of cash receipts on notes receivable	(1,228)	—
Deferred rent	(11,864)	(11,368)
Write off of tenant improvement reserves	(900)	—
Gain from sale of depreciable operating property	—	(7,728)
Gain on acquisition of unconsolidated entity	(666)	—
Unrealized gain on interest rate swaps	(21)	—
Loss from investment in unconsolidated entities	1,203	1,177
Stock-based compensation	14	9
Change in operating assets and liabilities:
Deferred leasing costs and other assets	3,437	(4,221)
Restricted cash	6,013	(5,774)
Accrued expenses and other liabilities	(9,513)	7,031
Due to affiliates, net	(5,418)	996
Net cash provided by operating activities	108,112	60,844
Investing Activities:
Acquisition of properties, net	(7,897)	(356,811)
Cash assumed from SOR merger	—	8,557
Proceeds from disposition of properties	—	34,878
Real estate acquisition deposits	—	(3,000)
Real estate funds held for exchange	47,031	(11,048)
Reserves for tenant improvements	1,965	3,361
Improvements to real estate	(6,758)	(6,156)
Payments for construction in progress, net	(7,045)	(2,090)
Real estate development, net of unpaid construction costs	—	(44,425)
Mortgage receivable from affiliate	25,741	—
Distributions of capital from investment in unconsolidated entities	5,933	5,720
Net cash provided by (used in) investing activities	58,970	(371,014)
Financing Activities:
Proceeds from borrowings - Unsecured Revolver (May 2014)	—	490,100
Proceeds from borrowings - Term Loan (July 2015)	75,000	640,000
Proceeds from borrowings - Revolver Loan (July 2015)	40,100	353,225
Principal payoff of Unsecured Term Loan (May 2014)	—	(300,000)
Principal payoff of Unsecured Revolver (May 2014)	—	(490,100)
Principal payoff of secured indebtedness - Mortgage Debt	(17,375)	—
Principal payoff of secured indebtedness - Revolver Loan (July 2015)	(139,344)	—
Principal payoff of secured indebtedness - Signature Office REIT Credit Facility	—	(173,000)
Principal amortization payments on secured indebtedness	(3,363)	(1,506)
Deferred financing costs	(740)	(4,895)
Offering costs	—	(54)
Purchase of noncontrolling interest	(18,129)	—
Repurchase of preferred units	—	(190,894)
Repurchase of common stock	(29,933)	(5,422)
Distributions paid on preferred units subject to redemption	—	(10,013)
Distributions to noncontrolling interests	(3,244)	(2,585)
Distributions to common stockholders	(51,991)	(35,379)
Net cash (used in) provided by financing activities	(149,019)	269,477
Net increase (decrease) in cash and cash equivalents	18,063	(40,693)
Cash and cash equivalents at the beginning of the period	21,944	68,915
Cash and cash equivalents at the end of the period	$40,007	$28,222
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33,236	$3,566
Supplemental Disclosures of Non-cash Transactions:
Decrease in fair value of interest rate swap agreements	$(17,312)	$(15,344)
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$11,941	$—
Mortgage debt assumed in conjunction with the contribution of real estate assets plus a discount of $535	$22,441	$—
Common stock issued pursuant to the distribution reinvestment plan	$39,252	$39,254
Common stock redemptions funded subsequent to period-end	$11,598	$8,397
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, the Company had issued 12,353,953 shares of the Company's common stock for gross proceeds of approximately $126.5 million through September 30, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of September 30, 2016, the Company had issued 180,713,806 shares of common stock and received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 175,945,568 shares outstanding at September 30, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of September 30, 2016 and December 31, 2015, the Company had issued approximately $149.5 million and $110.2 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $47.2 million and $17.3 million, respectively, and redemptions payable totaling approximately $11.6 million and $6.3 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 13, Subsequent Events — Amendment to Share Redemption Program, for a discussion on the current status of the Company's share redemption program. Since inception and through September 30, 2016, the Company had redeemed 4,768,238 shares of common stock for approximately $47.2 million pursuant to the share redemption program.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of September 30, 2016, the Company owned approximately 96% of the limited

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 2% of the limited partnership units were owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the nine months ended September 30, 2016 and year ended December 31, 2015. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2016.
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

2.	Summary of Significant Accounting Policies and Basis of Presentation
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015 (except as noted below). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
Assets Reclassified from Held for Sale to Held and Used
Upon the Company's determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch up adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used will be included as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. If fair value is determined to be lower, the Company will record a gain or loss included in income or loss from continuing operations in the accompanying condensed consolidated statements of operations. See Note 3, Real Estate.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Corporate operating expenses to affiliates are presented separately from general and administrative expenses on the statement of operations for all periods presented.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the new standard may have on our consolidated financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a Variable Interest Entity, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Company adopted ASU No. 2015-02, beginning with the quarter ended March 31, 2016. There was no change to the Company's consolidated financial statements or notes as a result of adoption.
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
As of September 30, 2016, the Company’s real estate portfolio consisted of 75 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
2016 Acquisitions
On March 17, 2016, the Company acquired two land parcels to be held for future development from an unaffiliated party. The aggregate purchase price of the acquisitions was approximately $2.8 million.
On April 27, 2016, the Company, through the Operating Partnership, acquired the remaining 90% beneficial interest of a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for $37.2 million (total purchase price value of $41.3 million). The purchase price and other acquisition items for the land parcels and properties acquired during the nine months ended September 30, 2016 are shown below (see Note 4, Investments, for additional detail):

Land Parcel/Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Square Feet	Acquisition Fees Paid to the Advisor (2)	Year of Lease Expiration
Lynnwood III	Lynnwood, WA	—	3/17/2016	$1,538		43,000	$46	—
Lynnwood IV	Lynnwood, WA	—	3/17/2016	$1,244		34,800	$37	—
HealthSpring	Nashville, TN	HealthSpring, Inc.	4/27/2016	$41,300	(1)	170,500	$1.239	2022

(1)	The Company acquired a 10% beneficial interest in April 2013, which is included in the total purchase price at fair value.

(2)	The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each property acquired.
The following summarizes the purchase price allocations of the Highway 94 and HealthSpring properties acquired during the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively:

Property	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above/(below) market	Debt discount	Total
Highway 94 (1)	$5,637	$18,592	$6,688	$(272)	$1,295	$31,940
HealthSpring	$8,126	$26,441	$5,006	$1,192	$535	$41,300

(1)	The purchase price allocation of the Highway 94 property was finalized during the three months ended March 31, 2016.
Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s property acquired during the three and nine months ended September 30, 2016, had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$85,786	$83,794	$258,437	$202,458
Net income	$7,116	$10,456	$27,789	$32,940
Net income attributable to noncontrolling interests	$200	$230	$781	$515
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(90)	$(91)	$(268)	$(268)
Net income attributable to common stockholders (1)	$6,826	$7,806	$26,740	$14,808
Net income to common stockholders per share, basic and diluted	$0.04	$0.04	$0.15	$0.10

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

(1)	Amount is net of net income attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2016 to 2036.

Remaining 2016	$64,869
2017	257,013
2018	246,790
2019	216,537
2020	191,780
Thereafter	1,005,568
Total	$1,982,557
Assets Reclassified from Held for Sale to Held and Used
As of September 30, 2016, the Company decided to discontinue marketing the One Century Place property located in Nashville, Tennessee for sale. The One Century Place property, which was previously classified as held for sale and carried at the lower of its (i) carrying amount or (ii) fair value less costs to sell, was reclassified as held and used, and thus, included in continuing operations on the consolidated statement of operations as of September 30, 2016. In September 2016, the Company recorded a catch up adjustment for depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. No properties were classified as held for sale as of September 30, 2016.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles as of September 30, 2016 and December 31, 2015. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

	September 30, 2016	December 31, 2015
In-place lease valuation (above market)	$47,419	$46,227
In-place lease valuation (above market) - accumulated amortization	(17,885)	(10,994)
In-place lease valuation (above market), net	29,534	35,233
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(75)	(54)
Ground leasehold interest (below market), net	2,179	2,200
Intangible assets, net	$31,713	$37,433
In-place lease valuation (below market)	$(51,966)	$(55,774)
In-place lease valuation (below market) - accumulated amortization	18,740	14,068
In-place lease valuation (below market), net	$(33,226)	$(41,706)
Tenant origination and absorption cost	$541,646	$536,882
Tenant origination and absorption cost - accumulated amortization	(177,874)	(124,261)
Tenant origination and absorption cost, net	$363,772	$412,621
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.1 years and 7.8 years as of September 30, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

	Amortization (income) expense for the nine months ended September 30,
	2016	2015
In-place lease valuation, net	$2,219	$(2,147)
Tenant origination and absorption cost	$53,613	$46,202
Ground leasehold amortization (below market)	$21	$21
Other leasing costs amortization	$968	$192
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2016 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2016	$488	$16,150	$7	$233
2017	$1,259	$61,380	$27	$1,106
2018	$249	$53,849	$27	$1,579
2019	$(1,663)	$44,762	$27	$1,579
2020	$(839)	$36,169	$27	$1,556
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

Description	Balance as of December 31, 2015	Additions	Deductions	Balance as of September 30, 2016
Tenant improvement reserves (1)	$13,406	$308	$(2,553)	$11,161
Midland mortgage loan repairs reserves (2)	453	—	(385)	68
Real estate tax reserve (Emporia Partners, TW Telecom, DynCorp, and Mercedes-Benz) (3)	1,891	1,725	(1,695)	1,921
Property insurance reserve (Emporia Partners) (3)	301	—	(172)	129
Restricted deposits/Leasing commission reserve	68	25	(5)	88
Midland mortgage loan restricted lockbox (4)	2,044	1,569	(2,044)	1,569
Restricted rent receipts (5)	6,585	375	(6,585)	375
Total	$24,748	$4,002	$(13,439)	$15,311

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

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

(5)
Addition represents rent collections from the Mercedes-Benz property, which is to be held in a designated cash collateral account controlled by the lender until the designated payment date, as defined in the loan agreement. The excess cash is transferred to the operating account.

During January 2016, proceeds of $47.0 million from the sale of the Will Partners and LTI properties were released by the qualified intermediary. The funds were held by the qualified intermediary, as both properties were sold pursuant to a tax-deferred exchange.

4.	Investments
Investment in Unconsolidated Entities
HealthSpring Property

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
On April 27, 2016, the Company, through its Operating Partnership, exercised its exchange right and acquired the remaining 90% beneficial ownership interest in the HealthSpring property. The total purchase price of the property was $41.3 million, including the initial 10% interest of the Company. Approximately 70% of the beneficial owners of HealthSpring interests elected to exchange their interest in the DST for operating partnership units, and the remaining 30% elected to redeem their interest for cash. The issuance of approximately $11.9 million in limited partnership units of the operating partnership is included as a component of noncontrolling interest in the Company's permanent equity. The limited partnership units of the operating partnership were based on the Company's net asset valuation as of September 30, 2015, which was the most recent net asset valuation at the time of acquisition. The remaining balance of approximately $27.5 million consists of a mortgage loan of approximately $22.4 million, which was assumed by the Company in conjunction with the exchange, and a cash payment made to the unaffiliated third party investors of approximately $5.0 million. As a result of the acquisition of the remaining 90% interest, the Company consolidated the HealthSpring property as of the acquisition date and recognized a gain of approximately $0.7 million from the re-measurement of its initial 10% interest.
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.5 million of other comprehensive loss for the nine months ended September 30, 2016.
The interest discussed above is deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
As of September 30, 2016, the balance of the investments are shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance December 31, 2015	$1,291	$55,572	$56,863
Other comprehensive loss	—	(456)	(456)
Net income (loss)	14	(1,217)	(1,203)
Distributions	(85)	(5,848)	(5,933)
Consolidation of equity investment	(1,220)	—	(1,220)
Balance September 30, 2016	$—	$48,051	$48,051
Investment in Consolidated Entities
Restoration Hardware Property
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

5.	Debt
As of September 30, 2016 and December 31, 2015, the Company’s debt consisted of the following:

	Balance as of
	September 30, 2016	December 31, 2015	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield mortgage loan	$19,027	$19,295	6.65%	November 2017	6.74%
Emporia Partners mortgage loan	3,474	3,753	5.88%	September 2023	5.96%
TransDigm mortgage loan	—	6,432	5.98%	—	—
Ace Hardware mortgage loan	23,019	23,294	5.59%	April 2017 (5)	4.69%
Highway 94 mortgage loan	18,376	18,968	3.75%	August 2024	5.07%
DynCorp mortgage loan	—	11,162	4.70%	—	—
Mercedes-Benz mortgage loan	18,618	18,945	6.02%	November 2016	6.10%
Samsonite mortgage loan	23,984	24,561	6.08%	September 2023	4.96%
HealthSpring mortgage loan	22,260	—	4.18%	April 2023	4.60%
Midland mortgage loan	105,600	105,600	3.94%	April 2023	4.04%
AIG loan	110,640	110,640	4.96%	February 2029	5.14%
TW Telecom loan	20,568	21,213	LIBO Rate +2.45% (3)	August 2019	2.87%
Total Mortgage Loans	365,566	363,863
Term Loan (July 2015)	715,000	640,000	LIBO Rate +1.40% (3)	July 2020	2.11%
Revolver Loan (July 2015)	382,409	481,653	LIBO Rate +1.45% (3)	July 2020 (4)	2.30%
Total Debt	1,462,975	1,485,516
Unamortized Deferred Financing Costs and Premiums/(Discounts)	(10,555)	(12,089)
Total Debt, net	$1,452,420	$1,473,427

(1)
Including the effect of interest rate swap agreements with a total notional amount of $825.0 million, the weighted average interest rate as of September 30, 2016 was 3.24% for the Company’s fixed-rate and variable-rate debt combined and 3.55% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of September 30, 2016 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of September 30, 2016 was 0.53%.

(4)
The Revolver Loan (July 2015) has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(5)	Loan matures in October 2024. The interest rate of this loan resets on April 1, 2017 to the greater of (i) 8.9% or (ii) 500 basis points plus 10-year swap rate.
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
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and Unsecured Credit Facility (July 2015), the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2016.
The following summarizes the future principal repayments of all loans as of September 30, 2016 per the loan terms discussed above:

	September 30, 2016
Remaining 2016	$19,632	(1)
2017	47,826	(2)
2018	7,131
2019	25,204	(3)
2020	1,104,290	(4)
Thereafter	258,892	(4)
Total principal	1,462,975
Unamortized debt premium/(discount)	1,060
Unamortized deferred loan costs	(11,615)
Total	$1,452,420

(1)	Amount includes payment of the balance of the Mercedes-Benz property mortgage loan, which matures in 2016.

(2)	Amount includes payment of the balance of the Plainfield and Ace Hardware property mortgage loans, which mature in 2017.

(3)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(4)	Amount includes payment of the balances of:

•	the Term Loan (July 2015), which matures in 2020,

•	the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised,

•	the Midland, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,

•	the Highway 94 property mortgage loan, which matures in 2024, and

•	the AIG loan, which matures in 2029.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Derivative Instruments
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015). Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2016 and December 31, 2015:

				Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(12,187)	$(4,305)	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	(2,956)	(1,605)	300,000	—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	(1,290)	(484)	100,000	—
Interest Rate Swap	5/31/2016	(3)	1.811%	(6,817)	—	200,000	—
Total				$(23,250)	$(6,394)	$1,025,000	$425,000

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of September 30, 2016 and December 31, 2015.

(3)	This interest rate swap has a maturity date of May 31, 2026, but requires a mandatory redemption on November 30, 2016, at which time the fair value will be cash settled.
The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCL on derivatives (effective portion)	$4,506	$(23,815)
Amount of gain (loss) reclassified from AOCL into earnings under “Interest expense” (effective portion)	$(1,988)	$(6,209)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$25	$21
During the next twelve months, the Company estimates that an additional $7.7 million will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2016 and December 31, 2015, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $23.3 million and $6.4 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Real estate taxes payable	$21,115	$21,868
Prepaid rent	15,863	17,951
Redemptions payable	11,598	6,336
Other liabilities	18,274	24,216
Total	$66,850	$70,371

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2016 and year ended December 31, 2015.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
September 30, 2016	$(23,250)	$—	$(23,250)	$—
December 31, 2015	$(6,394)	$—	$(6,394)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2016 and December 31, 2015 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2016 and December 31, 2015. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Plainfield mortgage loan	$19,441	$19,027	$20,240	$19,295
Midland mortgage loan	107,894	105,600	107,154	105,600
AIG loan	118,521	110,640	114,747	110,640
Highway 94 mortgage loan	17,476	18,376	17,658	18,968
Samsonite mortgage loan	25,323	23,984	26,044	24,561
HealthSpring mortgage loan	22,541	22,260	—	—

(1)
The carrying value of the Midland, Highway 94, Samsonite, HealthSpring property mortgage loans, and the AIG loan does not include the debt premium/discount or deferred financing costs as of September 30, 2016 and December 31, 2015. See Note 5, Debt, for details.

9.	Equity
Common Equity
As of September 30, 2016, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 175,945,568 shares outstanding at September 30, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted a DRP, which allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees are paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. (See Note 13, Subsequent Events — Amended and Restated Distribution Reinvestment Plan, for a discussion on the current status of the Company's distribution reinvestment plan.)
As of September 30, 2016 and December 31, 2015, the Company had issued approximately $149.5 million and $110.2 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

Share Redemption Program
The Company has adopted a share redemption program ("SRP") that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. During any calendar year, the Company will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP. Effective March 17, 2013, the redemption price per share shall be as shown below, which is based upon the number of years the stock is held:

Period of Time Held	Redemption Price
At least one year	Lower of $9.25 or the price paid by the stockholder
At least two years	Lower of $9.50 or the price paid by the stockholder
At least three years	Lower of $9.75 or the price paid by the stockholder
At least four years	Lower of $10.28 or the price paid by the stockholder
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the DRP. (See Note 13, Subsequent Events — Amendment to Share Redemption Program, for a discussion on the current status of the Company's share redemption program.)
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through September 30, 2016, the Company had redeemed 4,768,238 shares of common stock for approximately $47.2 million at a weighted average price per share of $9.91 pursuant to the SRP. As of September 30, 2016, there were 1,159,442 shares totaling approximately $11.6 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
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
As of September 30, 2016, noncontrolling interests were approximately 3% of total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the nine months ended September 30, 2016 and year ended December 31, 2015.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning balance	$21,318	$17,478
Contribution/issuance of noncontrolling interests	11,941	7,282
Distributions to noncontrolling interests	(3,022)	(3,150)
Allocated distributions to noncontrolling interests subject to redemption	(9)	(10)
Net income (loss)	896	(138)
Other comprehensive loss	(622)	(144)
Ending balance	$30,502	$21,318
Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.

10.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2016 and due to affiliates as of December 31, 2015:

	As of December 31, 2015	Nine Months Ended September 30, 2016
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$2,965	$1,322	(1)	$4,287	$—
Operating expenses	2,177	1,431		2,979	629
Asset management fees	2,168	17,599		17,794	1,973
Property management fees	1,235	7,164		7,591	808
Disposition fees	287	—		287	—
Costs advanced by the Advisor	6	28		24	10
Total	$8,838	$27,544		$32,962	$3,420

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

(1)
Represents acquisition fees and expense reimbursements related to the land parcels and the HealthSpring property acquired during the previous quarters, as discussed in Note 3, Real Estate and Note 4, Investments.

Mortgage Receivable from Affiliate
On October 9, 2015, the Company entered into a mortgage receivable for approximately $26.0 million related to a 127,246 square foot, single-story office building located in Emeryville, CA. The borrowers are an affiliated tenant-in-common private program or LLC, each with the Sponsor as the asset manager. The mortgage receivable had a rate of 8% per annum and was funded with proceeds from the Unsecured Credit Facility (July 2015). The mortgage receivable was paid in full on January 15, 2016, and the Company recognized interest income of $1.2 million during the nine months ended September 30, 2016.
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
September 30, 2016
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
Operating expenses for the three and nine months ended September 30, 2016 included approximately $0.1 million and $0.2 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller, and executive vice president David C. Rupert for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.2 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and nine months ended September 30, 2016, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
September 30, 2016
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 10 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

•the investment objectives of each program;
•the amount of funds available to each program;
•the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;
•various strategic considerations that may impact the value of the investment to each program;
•the effect of the acquisition on diversification of each program’s investments; and
•the income tax effects of the purchase to each program.
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
If the Sponsor no longer sponsors the Company, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both GCEAR II and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to GCEAR II first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:
•anticipated cash flow of the property to be acquired and the cash requirements of each program;
•effect of the acquisition on diversification of each program’s investments;
•policy of each program relating to leverage of properties;
•income tax effects of the purchase to each program;
•size of the investment; and
•amount of funds available to each program and the length of time such funds have been available for investment.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

11.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.3 million for the nine months ended September 30, 2016 and 2015, related to the ground lease. As of September 30, 2016, the remaining required payments under the terms of the ground lease are as follows:

September 30, 2016
Remaining 2016	$45
2017	198
2018	198
2019	198
2020	198
Thereafter	34,048
Total	$34,885
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

12.	Declaration of Distributions
During the quarter ended September 30, 2016, the Company paid distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2016 through September 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On September 14, 2016, the Company’s board of directors declared distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2016 through December 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

13.	Subsequent Events
Offering Status
As of November 7, 2016, the Company had issued 12,771,351 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $130.9 million.
Amended and Restated Distribution Reinvestment Plan
On October 10, 2016, the Company's board of directors amended and restated the Company's DRP to state that the purchase price for the shares pursuant to the DRP shall be equal to the most recently published estimated net asset value and to make certain other minor revisions. The amended and restated DRP is effective as of October 28, 2016.
Amendment to Share Redemption Program
On October 10, 2016, the Company's board of directors amended the Company's SRP to (i) revise the redemption price per share for shares purchased under the SRP, (ii) revise the redemption price per share in the event of death or qualifying disability, and (iii) make certain other clarifying changes regarding disability related redemptions. Pursuant to the amendment to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. The redemption price in connection with the death or qualifying disability of a stockholder shall be the greater of (i) the amount paid for the shares or (ii) 95% of the NAV of shares. The amendments to the SRP will be effective as of November 14, 2016.

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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, we had issued 12,353,953 shares of our common stock for gross proceeds of approximately $126.5 million through September 30, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of September 30, 2016, our real estate portfolio consisted of 75 properties in 20 states and 93 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to September 30, 2016 was approximately $236.5 million with approximately 71.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our portfolio, based on square footage, is approximately 98.8% leased as of September 30, 2016, with a weighted average remaining lease term of 7.1 years, average annual rent increases of approximately 2.0%, and a debt to total real estate acquisition value of 48.8%.
On October 24, 2016, our Board, at the recommendation of the Nominating and Corporate Governance Committee comprised solely of independent directors, approved an estimated value per share of our common stock of $10.44 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, in addition to guidance from the SEC. (See our Current Report on Form 8-K filed with the SEC on October 27, 2016 for a description of the methodologies and assumptions used to determine, and the limitations of the estimated value per share.)

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to September 30, 2016, pursuant to the respective in-place leases, was greater than 4% as of September 30, 2016.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2016, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,517	7	15.0%
Texas	31,661	10	13.4%
Illinois	21,553	8	9.1%
Ohio	21,483	8	9.1%
Georgia	20,710	4	8.7%
Colorado	16,781	6	7.1%
Arizona	12,008	4	5.1%
New Jersey	11,391	3	4.8%
Tennessee	10,098	2	4.3%
Virginia	8,287	1	3.5%
North Carolina	7,965	3	3.4%
Missouri	7,560	4	3.2%
All others (1)	31,482	15	13.3%
Total	$236,496	75	100.0%
(1)     All others account for less than 3% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2016, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$36,860	13	15.6%
Insurance	26,271	13	11.1%
Media	25,801	4	10.9%
Telecommunication Services	22,852	7	9.7%
Health Care Equipment & Services	17,160	9	7.3%
Energy	16,661	5	7.0%
Software & Services	15,148	5	6.4%
Diversified Financials	10,536	4	4.4%
Retailing	9,431	2	4.0%
Technology, Hardware & Equipment	8,003	4	3.4%
Consumer Durables & Apparel	7,892	3	3.3%
Consumer Services	7,530	3	3.2%
All others (2)	32,351	21	13.7%
Total	$236,496	93	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2016 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
Vacant	$—		—	230,900	—%
2017	7,621	(1)	5	477,400	3.2%
2018	24,443		11	2,506,300	10.3%
2019	27,177		9	1,472,800	11.5%
2020	19,869		10	1,664,800	8.4%
2021	11,368		7	1,106,500	4.8%
2022	21,315		10	1,504,800	9.0%
2023	18,381		7	1,229,600	7.8%
Thereafter	106,322		34	8,617,800	45.0%
Total	$236,496		93	18,810,900	100%

(1)
Included in the annualized net rent amount is approximately 54,800 square feet related to a lease expiring in 2017 with the remaining square footage expiring in 2019. The Company included the lessee in the number of lessees in 2019.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the nine months ended September 30, 2016.
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
Same Store Analysis
Comparison of the Three Months Ended September 30, 2016 and 2015
For the quarter ended September 30, 2016, our "Same Store" portfolio consisted of 68 properties, encompassing approximately 14.9 million square feet and an acquisition value of $2.5 billion. Our "Same Store" portfolio includes properties which were held for a full period for the periods presented. The following table provides a comparative summary of the results of operations for the 68 properties for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$58,396	$60,708	$(2,312)	4%
Property expense recoveries	16,443	16,595	(152)	(1)%
Asset management fees to affiliates	4,753	4,733	20	—%
Property management fees to affiliates	2,071	2,155	(84)	(4)%
Property operating expense	10,665	10,964	(299)	(3)%
Property tax expense	9,654	9,263	391	4%
Rental Income
The decrease in rental income of $2.3 million compared to the same period a year ago is primarily the result of (1) two early terminations in the prior period, which required the acceleration of deferred rent and other intangibles of approximately $2.4 million during 2015; (2) reduction in occupancy and rent concessions of approximately $0.9 million; offset by (3) rent increases and a lease commencing subsequent to July 2015 of approximately $1.0 million.
Property Tax Expense
The increase in property tax expense of $0.4 million compared to the same period a year ago is primarily the result of reassessments.
Comparison of the Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, our "Same Store" portfolio consisted of 53 properties, encompassing approximately 11.6 million square feet, with an acquisition value of $1.8 billion. The following table provides a comparative summary of the results of operations for the 53 properties for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$126,854	$130,546	$(3,692)	(3)%
Property expense recoveries	33,278	30,895	2,383	8%
Asset management fees to affiliates	10,011	9,947	64	1%
Property management fees to affiliates	4,352	4,300	52	1%
Property operating expense	19,953	20,303	(350)	(2)%
Property tax expense	21,482	19,890	1,592	8%
Rental Income
The decrease in rental income of $3.7 million compared to the same period a year ago is primarily the result of (1) two early terminations in the prior period, which contributed to the acceleration of deferred rent and other intangibles of approximately $2.4 million during 2015; (2) reduction in occupancy and rent concessions of approximately $2.3 million; offset by (3) higher rents for leases that commenced subsequent to July 2015 of approximately $1.2 million.
Property Expense Recoveries
The increase in property expense recoveries of $2.4 million compared to the same period a year ago is primarily the result of higher property tax recoveries due to reassessments and an increase in estimated expense recoveries.
Property Tax Expense
The increase in property tax expense of $1.6 million compared to the same period a year ago is primarily the result of (1) $2.3 million property tax reassessments; offset by (2) $0.6 million of current year property tax expense estimates.
Portfolio Analysis
As of September 30, 2016, we owned 75 properties encompassing approximately 18.8 million rentable square feet and an 80% interest in an unconsolidated joint venture. As of September 30, 2016, we have completed the offering stage of our life cycle; we continued to acquire assets that adhered to our investment criteria with draws from our Unsecured Credit Facility (July 2015) and funds from operations during the periods presented below. Therefore, our results of operations for our entire portfolio for the three and nine months ended September 30, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.

Comparison of the Three Months Ended September 30, 2016 and 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$67,889	$65,885	$2,004	3%
Property expense recoveries	17,898	16,964	934	6%
Asset management fees to affiliates	5,921	5,448	473	9%
Property management fees to affiliates	2,373	2,265	108	5%
Property operating expense	11,284	10,971	313	3%
Property tax expense	10,876	9,813	1,063	11%
Acquisition fees and expenses to non-affiliates	7	288	(281)	98%
Acquisition fees and expenses to affiliates	—	6,206	(6,206)	100%
General and administrative expenses	1,153	1,694	(541)	32%
Corporate operating expenses to affiliates	578	164	414	252%
Depreciation and amortization	34,217	34,638	(421)	1%
Interest expense	12,405	11,186	1,219	11%
Property Tax Expense
The total increase of approximately $1.1 million compared to the same period a year ago is primarily a result of (1) $0.9 million in additional property tax expense related to properties acquired subsequent to July 1, 2015; (2) increase in current year property taxes due to reassessments of approximately $0.3 million; offset by (3) a $0.1 million decrease related to the sale of one property in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates, which totaled approximately $7.0 thousand for the three months ended September 30, 2016, decreased by $6.5 million compared to the three months ended September 30, 2015 due to decreased acquisition activity in the current period. The decrease was a result of the total acquisition value closed for the respective periods; no acquisitions during the three months ended September 30, 2016 compared to two acquisitions during the three months ended September 30, 2015, with an acquisition value of $314.9 million.
Interest Expense
Interest expense for the three months ended September 30, 2016 increased by $1.2 million compared to the same period in 2015 primarily due to (1) $1.1 million in additional interest expense related to mortgages assumed for properties acquired subsequent to July 1, 2015; (2) $1.7 million increase in interest expense related to our Unsecured Credit Agreement (July 2015), which had a higher average outstanding balance and higher interest rate during the three months ended September 30, 2016 compared to the same period in the prior year; (3) $0.5 million in interest expense related to our interest rate swaps, which became effective subsequent to July 1, 2015; offset by (4) $0.5 million of interest expense not incurred in the current period as a result of a mortgage loan payoff and the sale of one property in the prior period; and (5) $1.3 million in amortization of deferred financing costs due to write-offs of unamortized deferred financing costs as a result of the unsecured credit facility restructure on July 20, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$202,275	$160,233	$42,042	26%
Property expense recoveries	54,946	39,392	15,554	39%
Asset management fees to affiliates	17,599	13,508	4,091	30%
Property management fees to affiliates	7,164	5,383	1,781	33%
Property operating expense	33,512	26,042	7,470	29%
Property tax expense	33,114	24,548	8,566	35%
Acquisition fees and expenses to non-affiliates	541	1,133	(592)	52%
Acquisition fees and expenses to affiliates	1,239	28,477	(27,238)	96%
General and administrative expenses	4,525	4,447	78	2%
Corporate operating expenses to affiliates	1,431	469	962	205%
Depreciation and amortization	96,904	76,521	20,383	27%
Interest expense	37,249	23,006	14,243	62%
Rental Income
Rental income for the nine months ended September 30, 2016 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. Rental income for the nine months ended September 30, 2016 increased by $42.0 million compared to the same period a year ago primarily as a result of (1) approximately $50.0 million of additional rental income related to real estate acquired subsequent to January 1, 2015; offset by (2) two early terminations in the prior period, which contributed to the acceleration of deferred rent and other intangibles of approximately $2.5 million; and (3) $4.3 million of rental income due to the sale of two properties in the prior period.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by approximately $15.6 million compared to the same period in the prior year primarily as a result of (1) approximately $13.4 million in property expense recoveries for properties acquired subsequent to January 1, 2015; (2) $3.0 million in higher expected recoveries estimates for the current year; offset by (3) $0.5 million of property expense recoveries due to the sale of two properties in the prior period.
Management Fees (Asset and Property)
Asset management and property management fees include fees paid to affiliates to manage and monitor the performance of our investments. The total increase of approximately $5.9 million is primarily a result of $6.3 million related to properties acquired subsequent to January 1, 2015; offset by $0.5 million of decreased fees due to the sale of two properties in the prior year.
Property Operating Expense
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of approximately $7.5 million compared to the same period a year ago is primarily a result of $8.2 million in additional property operating expenses related to properties acquired subsequent to January 1, 2015; offset by $0.6 million related to the sale of two properties during 2015 and a decrease in occupancy for one property in the current period.

Property Tax Expense
The total increase of $8.6 million compared to the same period a year ago is primarily a result of (1) $7.2 million in additional property tax expense related to properties acquired subsequent to January 1, 2015; (2) an increase in property tax expenses of approximately $2.3 million for properties acquired prior to 2015; offset by (3) $0.8 million decrease related to the two properties sold in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by $27.8 million for the nine months ended September 30, 2016 compared to the same period a year ago due to decreased acquisition activity in the current period.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2016 increased by approximately $1.0 million compared to the same period a year ago primarily as a result of an increase in personnel and rent costs incurred by our Advisor, which are allocated to us.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2016 consisted of depreciation of building and building improvements of our properties of $42.3 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $54.6 million. The increase of $20.4 million as compared to the same period in the prior year is primarily the result of additional depreciation and amortization of (1) $23.8 million related to properties acquired subsequent to January 1, 2015; (2) $1.7 million of additional tenant improvements placed in service in the current year and a property reclassified as held and used during the current period, which required a catch up adjustment of depreciation and amortization expense; offset by (3) $3.7 million of accelerated amortization related to a lease termination and a lease expiration; and (4) $2.0 million of depreciation and amortization related to two properties sold in the prior year.
Interest Expense
Interest expense for the nine months ended September 30, 2016 increased by $14.2 million compared to the same period in 2015 primarily due to (1) $2.4 million in additional interest expense related to mortgages assumed for properties acquired subsequent to January 1, 2015; (2) $8.9 million increase in interest expense related to our unsecured credit agreement, which had a higher average outstanding balance and higher interest rate during the nine months ended September 30, 2016; (3) $4.7 million in interest expense related to our interest rate swaps, which became effective subsequent to June 30, 2015; (4) $0.9 million increase in capitalized interest due to our development project being placed in service in August 2015; offset by (5) $1.5 million of interest expense not incurred in the current period as a result of a mortgage loan payoff and the sale of one property in the prior period; and (6) $1.1 million decrease of deferred financing costs due to write-offs of unamortized deferred financing costs as a result of the unsecured credit facility restructure on July 20, 2015.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,131	$4,005	$26,098	$3,451
Adjustments:
Depreciation of building and improvements	15,296	12,616	42,301	30,106
Amortization of leasing costs and intangibles	18,914	22,015	54,582	46,394
Equity interest of depreciation of building and improvements - unconsolidated entities	618	623	1,868	1,849
Equity interest of amortization of intangible assets - unconsolidated entities	1,182	1,200	3,569	3,600
Gain from sale of depreciable operating property	—	(4,115)	—	(7,728)
Gain on acquisition of unconsolidated entity	—	—	(666)	—
FFO	$43,141	$36,344	$127,752	$77,672
Distributions to redeemable preferred unit holders	—	(1,198)	—	(8,789)
Distributions to noncontrolling interests	(1,194)	(868)	(3,299)	(2,575)
Preferred units redemption premium	—	(1,131)	—	(8,560)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$41,947	$33,147	$124,453	$57,748
Reconciliation of FFO to MFFO:
Adjusted FFO	$41,947	$33,147	$124,453	$57,748
Adjustments:
Acquisition fees and expenses to non-affiliates	7	288	541	1,133
Acquisition fees and expenses to affiliates	—	6,206	1,239	28,477
Revenues in excess of cash received (straight-line rents)	(2,941)	(4,932)	(11,864)	(11,368)
Amortization of above/(below) market rent	646	(1,092)	2,219	(2,147)
Amortization of ground leasehold interests (below market)	7	7	21	21
Amortization of deferred revenue	—	—	(1,228)	—
Revenues in excess of cash received	(900)	—	(1,102)
Financed termination fee payments received	484	267	1,036	790
Loss on extinguishment of debt - write-off of deferred financing costs	—	1,367	—	1,367
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(137)	(244)	(598)	(911)
Unrealized gain on derivatives	(21)	—	(21)	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	744	750	2,240	2,250
Preferred units redemption premium	—	1,131	—	8,560
MFFO	$39,836	$36,895	$116,936	$85,920

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
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, on July 9, 2015, we executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including our Unsecured Credit Facility (July 2015). Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2016 and December 31, 2015 (dollars in thousands):

				Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(12,187)	$(4,305)	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	(2,956)	(1,605)	300,000	—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	(1,290)	(484)	100,000	—
Interest Rate Swap	5/31/2016	(3)	1.811%	(6,817)	—	200,000	—
Total				$(23,250)	$(6,394)	$1,025,000	$425,000

(1)	We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of September 30, 2016 and December 31, 2015.

(3)	This interest rate swap has a maturity date of May 31, 2026, but requires a mandatory redemption on November 30, 2016, at which time the fair value will be cash settled.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2016		2017-2018		2019-2020		Thereafter
Outstanding debt obligations (1)	$1,462,975	19,632	(4)	54,957	(5)	1,129,494	(6)	258,892	(7)
Interest on outstanding debt obligations (2)	203,538	15,067		71,467		62,466		54,538
Interest rate swaps (3)	27,500	3,500		15,859		8,141		—
Ground lease obligations	34,885	45		396		396		34,048
Total	$1,728,898	$38,244		$142,679		$1,200,497		$347,478

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2016. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at September 30, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balance of the Mercedes-Benz property mortgage loan, which matures in 2016.

(5)	Amount includes payment of the balance of the Plainfield and Ace Hardware property mortgage loans, all of which mature in 2017.

(6)
Amount includes payment of the balance of the TW Telecom loan, which matures in 2019. Amount also includes payment of the Term Loan (July 2015), which matures in 2020 and the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised.

(7)	Amount includes payment of the balances of:
•the Midland, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,

•the Highway 94 property mortgage loan, which matures in 2024, and
•the AIG loan, which matures in 2029.
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
Our cash and cash equivalent balances increased by approximately $18.1 million during the nine months ended September 30, 2016 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2016, we generated $108.1 million compared to $60.8 million for the nine months ended September 30, 2015. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2016 increased by approximately $50.8 million to approximately $113.6 million compared to $62.8 million for the nine months ended September 30, 2015. The increase is primarily related to the acquisition of 22 properties subsequent to January 1, 2015, partially offset by the sale of 3 non-strategic properties over the same period.
Investing Activities. During the nine months ended September 30, 2016, we generated approximately $59.0 million in cash provided by investing activities compared to $371.0 million used in investing activities during the same period in 2015. The $430.0 million increase in cash provided by investing activities is primarily related to the following:
•$351.9 million decrease in cash paid for property acquisitions and deposits;
•$58.1 million related to the release of proceeds that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code;
•$25.7 million repayment of a mortgage loan receivable from an affiliated party;
•$38.9 million decrease in payments for construction-in-progress and tenant improvements, mainly related to the Restoration Hardware project;
offset by
•$34.9 million decrease in proceeds related to the sale of two properties during the prior period for which there were none during the nine months ended September 30, 2016;
•$8.6 million in cash assumed through the Signature Office REIT, Inc. merger in the prior year; and
•$1.4 million decrease in reserves for tenant improvements.
Financing Activities. During the nine months ended September 30, 2016, we used approximately $149.0 million of cash in financing activities compared to approximately $269.5 million in cash provided by financing activities during the same period in 2015. The decrease in cash provided by financing activities of $418.5 million is primarily comprised of the following:
•$139.3 million increase in principal repayments on the Revolver Loan (July 2015);
•$490.1 million decrease in proceeds from borrowings on the prior year unsecured revolver;
•$878.1 million decrease in proceeds from borrowings under the Unsecured Credit Agreement (July 2015);
•$18.1 million increase in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
•$24.5 million increase in repurchases of common stock;
•$17.4 million increase in principal payoff of mortgage debt;
•$17.3 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued;
offset by

•$190.9 million decrease in preferred units repurchased;
•$790.1 million decrease in principal repayments on the prior year unsecured credit facility;
•$173.0 million decrease in principal payoff of secured indebtedness of the Signature Office REIT Inc. credit facility; and
•$10.0 million decrease in distributions paid on preferred units as a result of the full redemption in the prior year.
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
Distributions may be funded with operating cash flow, offering proceeds raised in our Offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$3,244			$3,476
Distributions paid in cash — common stockholders	51,991			52,407
Distributions paid in cash — preferred equity	—			20,764
Distributions of DRP	39,252			52,557
Total distributions	$94,487	(1)		$129,204
Source of distributions (2)
Cash flows provided by operations	$55,235		58%	$76,647	59%
Offering proceeds from issuance of common stock pursuant to the DRP	39,252		42%	52,557	41%
Total sources	$94,487	(3)	100%	$129,204	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2016 were $6.1 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2016, we paid and declared distributions of approximately $91.2 million to common stockholders including shares issued pursuant to the DRP and approximately $3.3 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the nine months ended September 30, 2016 of approximately $124.5 million and $116.9 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $4.0 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016 and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the SEC on August 12, 2016, which could materially affect our business, financial

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited; dollars in thousands unless otherwise noted)

condition or future results. There have been no material changes from the risk factors set forth in such Annual and Quarterly Reports. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual and Quarterly Reports.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2016, there were no sales of unregistered securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on October 29, 2009, Commission File No. 333-159167

3.2
Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 14, 2016, Commission File No. 000-54377

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive income (loss) (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 10, 2016	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)