Form 10-K
period 2016-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2017-03-15
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates was $1,831,228,224 assuming a market value of $10.40 per share, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 10, 2017, there were 175,672,111 outstanding shares of common stock of the registrant.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the “SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
As used in this report, “we,” “us” and “our” refer to Griffin Capital Essential Asset REIT, Inc. All forward-looking statements should be read in light of the risks identified in "Item 1A. Risk Factors" of this Form 10-K.

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
We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), which was formed on August 27, 2008. Griffin Capital Asset Management Company, LLC ("GAMCO," formerly known as Griffin Capital REIT Holdings, LLC) is the sole member of the Advisor, and Griffin Capital, LLC ("GC") is the sole member of GAMCO. We entered into an advisory agreement for the Public Offerings (as defined below) (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. The officers of the Advisor are also officers of Griffin Capital Company, LLC, a Delaware limited liability company (the "Sponsor"). The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by our board of directors.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. Our Operating Partnership owns, directly or indirectly, all of the properties that we have acquired. Our Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and we contributed the initial $1,000 capital contribution, received from our Advisor, to the Operating Partnership in exchange for a 1% general partnership interest.
From 2009 to 2014, we offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which also included shares for sale pursuant to our distribution reinvestment plan ("DRP"). We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with our DRP Offerings, we had issued 13,591,673 shares of our common stock for gross proceeds of approximately $139.5 million through December 31, 2016. The 2015 DRP Offering may be terminated at any time upon 10 days' prior written notice to stockholders.
We have a share redemption program ("SRP") that enables our stockholders to sell their stock to us in limited circumstances. Since inception and through December 31, 2016, we had redeemed 5,918,655 shares of common stock for approximately $58.8 million at a weighted average price per share of $9.93 pursuant to the SRP.
On October 24, 2016, our board, at the recommendation of our Nominating and Corporate Governance Committee comprised solely of independent directors, approved an estimated value per share of our common stock of $10.44 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value ("NAV"), divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, in addition to guidance from the SEC. (Please see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K for more information regarding the determination of our NAV.)
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
Investment Strategy
We operate a portfolio of predominantly single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary, and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal prospects and potential for increasing rent.
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
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.
Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, tenant creditworthiness; essential nature of property to tenant; lease terms; geographic location and property type; proposed purchase price and terms and conditions; historical financial performance; projected net cash flow yield and internal rates of return; and potential for capital appreciation.
There is no limitation on the number, size, or type of properties that we may acquire, and such acquisitions will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the funds available to us for the purchase of real estate.

Description of Leases
We primarily acquire predominantly single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, property services and building repairs related to the property, in addition to the lease payments. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. There are various forms of net leases, typically classified as triple-net or absolute triple-net. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. However, often times in triple-net leases certain capital expenditure costs are not paid for by the tenants (such as roof and structure costs). Absolute triple-net leases are those that require tenants to pay for all the costs in a triple-net lease as well as all the capital costs associated with a property.
Typically, our tenants have lease terms of seven to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes.
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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. At this time, we intend to maintain a leverage ratio of less than 50% to real estate net book value. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. As of December 31, 2016, our leverage ratio (which we define as debt to total asset value) was approximately 49.5%.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate.
We will make acquisitions of our real estate investments directly through our Operating Partnership, or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor, or other persons.
Insurance on Properties
Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, contingent liability and property insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants. However, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available.
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property managers.

Conditions to Closing Acquisitions
We obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	appraisal reports;

•	lease agreements;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.
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
We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and the investment by us and such affiliate are on substantially the same terms and conditions.
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
Government Regulations
The properties we acquire are subject to various federal, state and local regulatory requirements, including the Americans with Disabilities Act, environmental regulations, and other laws, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. To date we have sold four properties for an average hold time of 3.1 years.
Investment Limitations in Our Charter
Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association ("NASAA REIT Guidelines"). So long as our shares are not listed on a national securities exchange, the NASAA REIT Guidelines apply to us.
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
Affiliate Transaction Policy
Our board of directors has established a nominating and corporate governance committee, which reviews and approves all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors approves all transactions between us and our Advisor and its affiliates.
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
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act"). Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").
Employees
We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From inception and through December 31, 2016, we funded 91% of our cash distributions from cash flows provided by operating activities and 9% from offering proceeds. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy, below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
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
There is currently no public market for our shares and there may never be one. Our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us, including a requirement that the shares have been held for at least one year. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
In determining net asset value, or NAV, per share, we relied upon a valuation of our properties as of June 30, 2016. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of June 30, 2016. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.
Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
Our net asset value per share was based on an estimate of the value of our properties - consisting principally of illiquid commercial real estate - as of June 30, 2016. The valuation methodologies used by the independent appraiser retained by our nominating and corporate governance committee to estimate the value of our properties as of June 30, 2016 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our net asset value per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Javier F. Bitar, Joseph E. Miller, David C. Rupert, Randy I. Anderson, Mary P. Higgins and Howard S. Hirsch, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The results of these incidents may include disrupted operations, misstated or unreliable financial data, financial loss, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
Risks Related to Conflicts of Interest
Our sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 10 other real estate programs affiliated with our sponsor, including Griffin Capital Essential Asset REIT II, Inc. (“GCEAR II”), Griffin-American Healthcare REIT III, Inc. (“GAHR III”), and Griffin-American Healthcare REIT IV, Inc. (“GAHR IV”), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. (“GB-BDC”), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.
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
We may be buying properties at the same time as one or more of the other programs currently managed by officers and key personnel of our Advisor. Our sponsor, Advisor and their affiliates are actively involved in 10 other affiliated real estate programs, including GCEAR II, GAHR III, and GAHR IV, tenant in common programs and other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.
We may face a conflict of interest when purchasing properties from affiliates of our Advisor.
As of December 31, 2016, we have acquired eight of our properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our Executive Vice President, David C. Rupert and our Vice President - Acquisitions, Don Pescara, along with several third party investors. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our Advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approves all transactions between us and our Advisor and its affiliates. See Part I, Item 1, Business - Affiliate Transaction Policy.
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
Our Advisor will face conflicts of interest relating to the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
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
At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, our Advisor may not agree with the decision of our board as to which liquidity event, if any, we should pursue if there is a substantial difference in the amount of subordinated distributions the Advisor may receive for each liquidity event. Our Advisor may prefer a liquidity event with higher subordinated distributions. If our board of directors decides to list our shares for trading on an exchange, our board may also decide to merge us with our Advisor in anticipation of the listing process. Such merger may result in substantial compensation to the Advisor which may create conflicts of interest.
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
In order for us to continue to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2016, we owned 75 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to registration under the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our DRP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding payment obligation as set forth under our operating partnership agreement, (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (7) issue preferred units, existing stockholders and investors purchasing shares in our DRP Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2016, we had 176,032,871 shares of common stock issued and outstanding, and we owned approximately 96% of the limited partnership units of the Operating Partnership. Our sponsor and certain of its affiliates owned approximately 2% of the limited partnership units of the Operating Partnership, and the remaining approximately 2% of the limited partnership units were owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $7.30 as of December 31, 2016, as compared to our offering price per share pursuant to our DRP Offering of $10.44. Therefore, upon a purchase of our shares in the DRP Offering, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of commissions and/or expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.
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
To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If, however, we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.
Risks Related to Investments in Single Tenant Real Estate
Many of our properties depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant, including those caused by the current economic downturn.
Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. A tenant at one or more of our properties may be negatively affected by an economic slowdown. Lease payment defaults by tenants, including those caused by an economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
A significant portion of our leases are due to expire around the same period of time, which may (i) cause a loss in the value of our stockholders’ investment until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space and (iii) increase our capital expenditure requirements during the releasing period (dollars in thousands unless otherwise noted).

Year of Lease Expiration	Annualized Net Rent (unaudited) (1)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
Vacant	$—	—	467,500	—%
2017	3,611	5	477,400	1.6%
2018	19,461	10	2,155,400	8.5%
2019	26,091	9	1,472,800	11.5%
2020	19,993	10	1,664,800	8.8%
2021	11,402	7	1,106,500	5.0%
2022	21,498	10	1,504,800	9.4%
2023	18,497	7	1,162,200	8.1%
Thereafter	107,244	35	8,799,500	47.1%
Total	$227,797	93	18,810,900	100.0%

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2016 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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
Net leases may not result in fair market lease rates over time.
A large portion of our rental income is from net leases. Net leases are typically characterized by (1) longer lease terms; and (2) fixed rental rate increases during the primary term of the lease, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2016, approximately 15.7% and 14.0% of our annualized net rent for the 12-month period subsequent to December 31, 2016, was concentrated in the states of California and Texas, respectively. Additionally, as of December 31, 2016, approximately 18.1%, 11.3% and 10.4% of our annualized net rent for the 12-month period subsequent to December 31, 2016, was concentrated in the Capital Goods, Insurance, and Media industries, respectively.
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
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Any mortgage debt that we place on our properties may also impose prepayment penalties upon the sale of the mortgaged property. If a lender invokes these penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially.
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
We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio consists of single-tenant commercial and industrial properties, we are subject to risks inherent in investments in single tenant properties in which we rely on the payment of rent from an individual tenant, and our results of operations are sensitive to changes in overall economic conditions that impact the tenant's business and on-going cash flow that can cause the tenant to cease making rental payments. A continuation of, or slow recovery from, ongoing adverse domestic and foreign economic conditions, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could continue to negatively impact a tenant's business resulting in insufficient cash flow to continue as a going-concern and ultimately the vacating of the occupied property. Such circumstances will have a direct impact on our cash flow from operations and cause us to incur costs, such as on-going maintenance during vacancy and leasing costs, that could have an impact on our ability to continue the payment of distributions to our stockholders.
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
Our properties are subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.
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
The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum consolidated leverage ratio (60% or, for a maximum of two consecutive quarters following a material acquisition, 65%), a minimum fixed charge ratio (1.5 to 1), a maximum secured debt ratio (40%), a maximum secured recourse debt ratio (5%), a maximum unhedged variable rate debt (30% of total asset value), and minimum tangible net worth of at least approximately $1.2 billion plus 75% of the net proceeds of any common or preferred share issuance after the effective date and 75% of the amount of units of limited partnership interest in our Operating Partnership issued in connection with the contribution of properties, a maximum payout ratio of 95% of distribution to core funds from operations, minimum unsecured interest coverage ratio (2 to 1).
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
Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions, as we would incur additional tax liabilities.
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
Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
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
We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
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

Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.
ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a "party-in-interest" or "disqualified person" with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a "party-in-interest" or "disqualified person" with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2016, we owned a fee simple interest in 75 properties, encompassing approximately 18.8 million rentable square feet and an 80% interest in an unconsolidated joint venture. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties.
Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2016, pursuant to the respective in-place leases, was greater than 7% as of December 31, 2016.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2016, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,678	7	15.7%
Texas	31,886	10	14.0%
Ohio	21,573	8	9.5%
Illinois	21,346	8	9.4%
Georgia	16,983	4	7.4%
Colorado	16,062	6	7.0%
Arizona	12,057	4	5.3%
New Jersey	11,039	3	4.8%
Tennessee	10,192	2	4.5%
North Carolina	7,998	3	3.5%
Missouri	7,645	4	3.4%
Florida	7,006	3	3.1%
All Others (1)	28,332	13	12.4%
Total	227,797	75	100.0%

(1)	All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2016, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$41,248	14	18.1%
Insurance	25,649	13	11.3%
Media	23,722	4	10.4%
Telecommunication Services	22,493	7	9.9%
Health Care Equipment & Services	17,945	9	7.9%
Software & Services	15,245	5	6.7%
Energy	12,150	4	5.3%
Diversified Financials	10,561	4	4.6%
Retailing	9,484	2	4.2%
Consumer Durables & Apparel	7,926	3	3.5%
Technology, Hardware & Equipment	7,639	4	3.3%
Consumer Services	7,566	3	3.3%
All Others (2)	26,169	21	11.5%
Total	$227,797	93	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations, by year, based on annualized net rent for the 12-month period subsequent to December 31, 2016 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees		Approx. Square Feet	Percentage of Annualized Net Rent
Vacant	$—	—		467,500	—%
2017	3,611	5	(1)	477,400	1.6%
2018	19,461	10		2,155,400	8.5%
2019	26,091	9		1,472,800	11.5%
2020	19,993	10		1,664,800	8.8%
2021	11,402	7		1,106,500	5.0%
2022	21,498	10		1,504,800	9.4%
2023	18,497	7		1,162,200	8.1%
Thereafter	107,244	35		8,799,500	47.1%
Total	$227,797	93		18,810,900	100.0%

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 10, 2017, we had approximately $1.4 billion in shares of common stock outstanding, including $170.6 million in shares issued pursuant to our distribution reinvestment plan, held by a total of approximately 39,100 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
On October 10, 2016, our board of directors amended and restated our DRP to state that the purchase price for the shares pursuant to the DRP shall be equal to the most recently published estimated net asset value and to make certain other minor revisions. The amended and restated DRP was effective as of October 28, 2016. We are currently selling shares of our common stock to the public pursuant to the 2015 DRP Offering at a price of $10.44 per share (unaudited). Our board of directors established this share price following its receipt of a third-party report from an advisor to the board of directors regarding the determination of the Company's NAV as of June 30, 2016. See Determination of Estimated Value Per Share below.
Determination of Estimated Value Per Share
On October 24, 2016, our board of directors, including all our independent directors, approved an estimated value per share of our common stock of $10.44 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of June 30, 2016. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013 ("IPA Valuation Guidelines"), in addition to guidance from the SEC.
The estimated value per share was determined after consultation with our Advisor and Robert A. Stanger & Co, Inc. ("Stanger"), an independent third-party valuation firm not affiliated with our Advisor. Stanger was selected by our nominating and corporate governance committee to appraise the properties in our portfolio as of June 30, 2016. Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations, and similar transactions. Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties and relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures. In determining an estimated value per share, our board of directors considered the reports provided by Stanger and information provided by our Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions.
Upon the board of director’s receipt and review of the reports, the recommendation of the nominating and corporate governance committee, and the recommendation of our Advisor, the board of directors approved $10.44 as the estimated value of our common stock as of June 30, 2016, which determinations are ultimately and solely the responsibility of the board of directors.
In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant; made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control; and made assumptions with respect to certain factual matters. Furthermore, Stanger's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to June 30, 2016, and any material change in such circumstances and conditions may affect Stanger's analyses and conclusions. Stanger's report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. As a result, our estimated value per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
For additional information on the methodology used in calculating our estimated value per share, please refer to our Current Report on Form 8-K filed with the SEC on October 27, 2016.
Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2010, and for each year thereafter. To qualify as a REIT, we must meet certain organizational and operational requirements, and continue to adhere to these requirements for each subsequent year. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2016, we satisfied the REIT requirements and distributed all of our taxable income.
Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We will annually notify stockholders of the taxability of distributions paid during the preceding year. (See Note 9, Equity, for tax status of distributions per unit.)
Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from operating cash flow generated from our properties or offering proceeds raised in future public offerings (if any). The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2015	$4,687	$849	$22,258	$0.17
2nd Quarter 2015	$2,904	$858	$24,370	$0.17
3rd Quarter 2015	$1,198	$868	$30,430	$0.17
4th Quarter 2015	$456	$943	$30,544	$0.17
1st Quarter 2016	$—	$981	$30,238	$0.17
2nd Quarter 2016	$—	$1,124	$30,297	$0.17
3rd Quarter 2016	$—	$1,194	$30,636	$0.17
4th Quarter 2016	$—	$1,194	$30,627	$0.17

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2016, awards totaling 16,000 shares of restricted stock have been granted to our independent board members under the Plan.
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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	9,984,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,984,000

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2016, we had 176,032,871 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan, therefore the Plan was limited to the issuance of 10,000,000 shares.

Recent Sales of Unregistered Securities
During the fourth quarter of 2016, there were no sales of unregistered securities.
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
On October 10, 2016, our board of directors amended our SRP to (i) revise the redemption price per share for shares purchased under the SRP, (ii) revise the redemption price per share in the event of death or qualifying disability, and (iii) make certain other clarifying changes regarding disability related redemptions. Pursuant to the amendment to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. The redemption price in connection with the death or qualifying disability of a stockholder shall be the greater of (i) the amount paid for the shares or (ii) 95% of the NAV of shares. The amendments to the SRP were effective as of November 14, 2016.
As of December 31, 2016 and 2015, $162.4 million and $110.2 million in shares of common stock, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings, of which $11.6 million and $6.3 million in redemptions, respectively, were reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheets. During the year ended December 31, 2016, we redeemed 4,164,955 shares of common stock for approximately $41.4 million at a weighted average price per share of $9.95. Since inception and through December 31, 2016, we had redeemed 5,918,655 shares of common stock for approximately $58.8 million at a weighted average price per share of $9.93 pursuant to the SRP. As of December 31, 2016, there were 1,155,532 shares totaling $11.6 million subject to redemption requests. Our board of directors may choose to amend, suspend or terminate our share redemption program upon 30 days’ written notice at any time.
During the quarter ended December 31, 2016, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2016	1,150,417	$10.01	1,150,417	(1)
November 30, 2016	—	N/A	—	—
December 31, 2016	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 9, Equity, to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015		2014	2013	2012
Operating Data
Total revenue	$340,373	$290,095		$202,394	$68,916	$25,490
Income (loss) from operations	73,531	35,109		22,501	(10,603)	2,085
Net income (loss)	26,555	15,621		14	(24,469)	(5,674)
Net income (loss) attributable to common stockholders	25,285	(3,750)		(18,654)	(24,664)	(4,195)
Net income (loss) attributable to common stockholders per share, basic and diluted	0.14	(0.02)		(0.17)	(0.97)	(0.46)
Distributions declared per common share	0.68	0.69		0.68	0.68	0.68
Balance Sheet Data
Total real estate, net	$2,685,837	$2,760,049	(1)	$1,805,333	$1,132,617	$309,445
Total assets (2)	2,894,803	3,037,390		2,053,656	1,216,504	332,648
Total debt (2)	1,447,535	1,473,427		613,905	480,886	192,664
Total liabilities (2)	1,574,274	1,636,859		743,707	554,574	211,041
Preferred units subject to redemption	—	—		250,000	250,000	—
Redeemable noncontrolling interests	4,887	4,887		12,543	4,887	4,887
Redeemable common stock	92,058	86,557		56,421	12,469	3,439
Total stockholders’ equity	1,193,470	1,287,769		973,507	374,838	95,769
Total equity	1,223,584	1,309,087		990,985	394,574	113,281
Other Data
Net cash provided by operating activities	$144,182	$92,458		$73,249	$948	$5,058
Net cash provided by (used in) investing activities	61,130	(414,371)		(757,903)	(845,672)	(154,066)
Net cash (used in) provided by financing activities	(183,814)	274,942		743,162	849,458	149,252

(1)	Amounts were reclassified to include the One Century property as held and used. (See note 3, Real Estate, for additional detail).

(2)
Effective December 31, 2015, the Company adopted new guidance on the presentation of debt issuance costs. This guidance was adopted retrospectively and all prior periods have been adjusted to reflect this change in accounting principle. (See note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

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
On August 28, 2008, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. From 2009 to 2014, we offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which also included shares for sale pursuant to the distribution reinvestment plan ("DRP"). We issued 181,951,526 total shares of our common stock for gross proceeds of approximately $1.4 billion, pursuant to the Private Offering and Public Offerings.
As of December 31, 2016, our real estate portfolio consisted of 75 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to December 31, 2016 was approximately $227.8 million with approximately 69.9% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our portfolio, based on square footage, is approximately 97.5% leased as of December 31, 2016, with a weighted average remaining lease term of 7.1 years, average annual rent increases of approximately 2.0%, and a leverage ratio (which we define as debt to total asset value) of approximately 49.5%.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2016, we did not record any impairment charges related to our real estate assets or intangible assets.
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
Same Store Analysis
As of December 31, 2016, our "Same Store" portfolio consisted of 53 properties, encompassing approximately 11.6 million square feet, with an acquisition value of $1.8 billion and annual net rent of $144.0 million (for the 12-month period subsequent to December 31, 2016). The following table provides a comparative summary of the results of operations for the 53 properties for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2016	2015
Rental income	$168,027	$181,727	$(13,700)	(8)%
Property expense recoveries	42,240	40,212	2,028	5%
Asset management fees to affiliates	13,360	13,272	88	1%
Property management fees to affiliates	5,960	5,749	211	4%
Property operating expense	28,539	27,975	564	2%
Property tax expense	29,117	26,515	2,602	10%
Rental Income
The decrease in rental income is primarily due to three early terminations, which contributed to the acceleration of deferred rent and other intangibles of approximately $4.6 million and termination fees, in the prior year, of approximately $8.5 million.
Property Expense Recoveries
The increase in property expense recoveries is primarily the result of higher property tax recoveries due to reassessments and an increase in estimated expense recoveries.
Property Tax Expense
The increase in property tax expense of $2.6 million compared to the same period a year ago is primarily the result of reassessments and higher tax liability estimates.
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

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$113,381	$109,994	$3,387	3%
Property expense recoveries	30,002	30,743	(741)	(2)%
Asset management fees to affiliates	8,142	8,091	51	1%
Property management fees to affiliates	4,138	4,059	79	2%
Property operating expenses	23,653	24,849	(1,196)	(5)%
Property tax expense	17,564	18,008	(444)	(2)%

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
Portfolio Analysis
As of December 31, 2015, we owned 74 properties, and as of December 31, 2016, we owned 75 properties. As of December 31, 2016, we have completed the offering stage of our life cycle, and may continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility (July 2015), to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See Same Store analysis above for properties held for the same period of time.
Comparison of the Years Ended December 31, 2016 and 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$268,865	$235,148	$33,717	14%
Property expense recoveries	71,508	54,947	16,561	30%
Asset management fees to affiliates	23,530	19,389	4,141	21%
Property management fees to affiliates	9,740	7,622	2,118	28%
Property operating expense	47,045	37,924	9,121	24%
Property tax expense	45,789	34,733	11,056	32%
Acquisition fees and expenses to non-affiliates	541	2,730	(2,189)	(80)%
Acquisition fees and expenses to affiliates	1,239	32,245	(31,006)	(96)%
General and administrative expenses	6,584	5,987	597	10%
Corporate operating expenses to affiliates	1,525	1,608	(83)	(5)%
Depreciation and amortization	130,849	112,748	18,101	16%
Interest expense	48,850	33,402	15,448	46%
Rental Income
Rental income for the year ended December 31, 2016 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. Rental income for the year ended December 31, 2016 increased by $33.7 million compared to the same period in the prior year primarily as a result of (1) rental income related to real estate acquired and five leases commencing subsequent to January 1, 2015 of approximately $50.0 million and $2.2 million, respectively; offset by (2) three early lease terminations, in the prior year, that contributed to the acceleration of deferred rent and other intangibles and recognition of termination fees of approximately $4.6 million and $8.5 million, respectively; and (3) $5.6 million of decreased rental income due to the sale of two properties in the prior year.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by $16.6 million compared to the same period in the prior year primarily as a result of (1) approximately $14.7 million in property expense recoveries for properties acquired subsequent to January 1, 2015; and (2) $3.0 million in higher expected recoveries estimates for the current year; offset by (3) $0.7 million of property expense recoveries due to the sale of two properties in the prior period.
Management Fees (Asset and Property)
Asset management and property management fees include fees paid to affiliates to manage and monitor the performance of our investments. The total increase of approximately $6.3 million is primarily a result of $6.6 million related to properties acquired subsequent to January 1, 2015; offset by $0.7 million of decreased fees due to the sale of two properties in the prior year.
Property Operating Expense
Property operating expenses for the years ended December 31, 2016 and 2015 totaled $47.0 million and $37.9 million, respectively. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $9.1 million compared to the same period a year ago is primarily a result of (1) $9.0 million in additional property operating expenses related to properties acquired subsequent to January 1, 2015; and (2) an increase of approximately $0.6 million related to increased occupancy, security and repair and maintenance at three properties acquired prior to 2015; offset by (3) $0.4 million related to the sale of two properties during 2015.
Property Tax Expense
Property tax expenses for the years ended December 31, 2016 and 2015 totaled $45.8 million and $34.7 million, respectively. The total increase of approximately $11.1 million compared to the same period a year ago is primarily a result of (1) $9.5 million in additional property tax expense related to properties acquired subsequent to January 1, 2015; (2) an increase in property tax expenses of approximately $2.5 million for properties acquired prior to 2015 due to an increase in tax estimates; offset by (3) $1.0 million decrease related to the two properties sold in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by $33.2 million for the year ended December 31, 2016 compared to the same period a year ago due to decreased acquisition activity in the current period.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2016 consisted of depreciation of building and building improvements of our properties of $56.7 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $74.1 million. The increase of $18.1 million as compared to the year ended December 31, 2015 is primarily the result of additional depreciation and amortization of (1) $25.6 million related to properties acquired subsequent to January 1, 2015; (2) $2.1 million related to a property reclassified as held and used during the current period, which required a catch up adjustment of depreciation and amortization expense and additional tenant improvements placed in service in the current year; offset by (3) $8.1 million of accelerated amortization related to lease terminations and a lease expiration; and (4) $2.6 million of depreciation and amortization related to two properties sold in the prior year.
Interest Expense
Interest expense for the year ended December 31, 2016 increased by $15.4 million compared to the same period in the prior year primarily due to the following: (1) $3.7 million in additional interest expense related to mortgages assumed for properties acquired subsequent to January 1, 2015; (2) $10.5 million increase in interest expense related to our unsecured credit agreement, which had a higher average outstanding balance and higher interest rate during the year ended December 31, 2016; (3) $5.1 million in interest expense related to our interest rate swaps, which became effective subsequent to June 30, 2015; (4) $0.9 million decrease in capitalized interest due to our development project being placed in service in August 2015; offset by (5) $2.7 million of interest expense not incurred in the current period as a result of multiple mortgage loan payoffs and the sale of one property in the prior period; and (6) $1.1 million decrease of deferred financing costs due to write-offs of unamortized deferred financing costs as a result of the unsecured credit facility restructuring on July 20, 2015.
Comparison of the Years Ended December 31, 2015 and 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2015	2014
Rental income	$235,148	$164,412	$70,736	43%
Property expense recoveries	54,947	37,982	16,965	45%
Asset management fees to affiliates	19,389	12,541	6,848	55%
Property management fees to affiliates	7,622	5,445	2,177	40%
Property operating expense	37,924	30,565	7,359	24%
Property tax expense	34,733	24,873	9,860	40%
Acquisition fees and expenses to non-affiliates	2,730	4,261	(1,531)	(36)%
Acquisition fees and expenses to affiliates	32,245	24,319	7,926	33%
General and administrative expenses	5,987	4,001	1,986	50%
Corporate operating expenses to affiliates	1,608	981	627	64%
Depreciation and amortization	112,748	72,907	39,841	55%
Interest expense	33,402	24,598	8,804	36%
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
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which increased by $17.0 million compared to the same period in the prior year primarily as a result of (1) $14.1 million of additional expense recovery revenue related to properties acquired in the current period, net of the related common area maintenance adjustments; and (2) $3.0 million of additional expense recovery revenue related to the real estate acquired during the year ended December 31, 2014, which includes a full period of recoverable expenses for the year ended December 31, 2015, net of the related CAM adjustments.
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
Property Operating Expense
Property operating expenses for the years ended December 31, 2015 and 2014 totaled $37.9 million and $30.6 million, respectively. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $7.3 million compared to the same period a year ago is primarily a result of (1) $9.5 million in additional property operating expenses related to properties acquired during the current year; and (2) $1.2 million in additional property operating expenses related to properties acquired during the year ended December 31, 2014; offset by (3) a $3.4 million decrease in property operating expenses primarily related to the Eagle Rock and College Park properties, which were sold on December 17, 2014 and February 20, 2015, respectively, and certain properties which became self-managed in the prior year.
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

Funds from Operations and Modified Funds from Operations
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Our board of directors is in the process of determining whether it is appropriate for us to achieve a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction). We do not intend to continuously purchase assets and intend to have a limited life. The decision whether to engage in any liquidity event is in the sole discretion of our board of directors.
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

•
Gain or loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management believes that this loss is considered an event not associated with our operations, and therefore, deems this write off to be an exclusion from MFFO.

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

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern now that our Public Offerings have been completed and our portfolio is in place. Further, we believe MFFO is useful in comparing the sustainability of our operating performance now that our Public Offerings have been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.
However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent measures of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$26,555	$15,621	$14
Adjustments:
Depreciation of building and improvements	56,707	43,320	27,694
Amortization of leasing costs and intangibles	74,114	69,400	45,187
Equity interest of depreciation of building and improvements - unconsolidated entities	2,486	2,472	853
Equity interest of amortization of intangible assets - unconsolidated entities	4,751	4,799	1,643
Gain from sale of depreciable operating property	—	(13,813)	(3,104)
Gain on acquisition of unconsolidated entity	(666)	—	—
FFO	$163,947	$121,799	$72,287
Distributions to redeemable preferred unit holders	—	(9,245)	(19,011)
Distributions to noncontrolling interests	(4,493)	(3,518)	(3,419)
Preferred units redemption premium	—	(9,905)	—
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$159,454	$99,131	$49,857
Reconciliation of FFO to MFFO:
Adjusted FFO	$159,454	$99,131	$49,857
Adjustments:
Acquisition fees and expenses to non-affiliates	541	2,730	4,261
Acquisition fees and expenses to affiliates	1,239	32,245	24,319
Equity interest of acquisition fees and expenses to non-affiliates - unconsolidated entities	—	—	826
Revenues in excess of cash received (straight-line rents)	(14,751)	(13,792)	(11,563)
Amortization of above/(below) market rent	3,287	(3,785)	(468)
Amortization of debt premium/(discount)	(1,096)	—	—
Amortization of ground leasehold interests (below market)	28	28	26
Amortization of deferred revenue	(1,228)	—	—
Revenues in excess of cash received	(1,202)	(2,078)	(7,125)
Financed termination fee payments received	1,322	1,061	1,050
Loss on extinguishment of debt - write-off of deferred financing costs	—	1,367	1,755
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(735)	(1,155)	(615)
Unrealized loss on derivatives	49	—	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	2,984	3,000	1,014
Preferred units redemption premium	—	9,905	—
MFFO	$149,892	$128,657	$63,337

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility (July 2015) (as defined below) and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2015 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
On March 29, 2016, we exercised our right to increase the total commitments, pursuant to the Unsecured Credit Agreement (July 2015). As a result, the total commitments on the Term Loan (July 2015) increased from $640.0 million to $715.0 million.
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
On March 24, 2016, we executed an interest rate swap agreement to hedge interest risk related to a future fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million became effective May 2016 and has a term of 10 years with a mandatory settlement date on November 30, 2016. On November 9, 2016, we paid approximately $1.3 million to settle the forward-starting interest rate swap, which is included in our comprehensive income/(loss) statement for the year ended December 31, 2016.

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
The following table sets forth a summary of the interest rate swaps as of December 31, 2016 and 2015 :

				Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(1,630)	$(4,305)	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	(907)	(1,605)	300,000	—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	(564)	(484)	100,000	—
Total				$(3,101)	$(6,394)	$825,000	$425,000
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017		2018-2019		2020-2021		Thereafter
Outstanding debt obligations (1)	$1,458,343	$47,826	(4)	$32,336	(5)	$1,126,501	(6)	$251,680	(7)
Interest on outstanding debt obligations (2)	193,293	37,827		71,742		40,788		42,936
Interest rate swaps (3)	21,244	7,614		10,947		2,683		—
Ground lease obligations	34,839	198		396		396		33,849
Total	$1,707,719	$93,465		$115,421		$1,170,368		$328,465

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2016. Projected interest payments on the Revolver Loan (July 2015) and Term Loan (July 2015) are based on the contractual interest rate in effect at December 31, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balance of the Plainfield and Ace Hardware property mortgage loans, both of which mature in 2017.

(5)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(6)	Amount includes payment of the Term Loan (July 2015), which matures in 2020, and the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised.

(7)	Amount includes payment of the balances of:
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

Our cash and cash equivalent balances increased by approximately $21.5 million during the year ended December 31, 2016 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2016, we generated $144.2 million compared to $92.5 million for the year ended December 31, 2015. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2016 increased by approximately $49.7 million to approximately $146.4 million compared to $96.7 million during the same period in 2015. The increase is primarily related to the acquisition of 22 properties subsequent to January 1, 2015, partially offset by the sale of 3 non-strategic properties over the same period.
Investing Activities. During the year ended December 31, 2016, we generated approximately $61.1 million in cash provided by investing activities compared to $414.4 million used in investing activities during the same period in 2015. The $475.5 million increase in cash provided by investing activities is primarily related to the following:
•$393.5 million decrease in cash used for property acquisitions and deposits;
•$84.0 million related to proceeds that were held by a third party intermediary from the sale of four properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code;
•$50.0 million repayment of a mortgage loan receivable from an affiliated party;
•$45.3 million decrease in payments for construction-in-progress and tenant improvements, mainly related to the Restoration Hardware project in the prior period;
offset by
•$90.3 million decrease in proceeds related to the sale of three properties during the prior period for which there were none during the year ended December 31, 2016; and
•$8.6 million in cash assumed through the Signature Office REIT, Inc. merger in the prior year.
Financing Activities. During the year ended December 31, 2016, we used approximately $183.8 million of cash in financing activities compared to approximately $274.9 million in cash provided by financing activities during the same period in 2015. The decrease in cash provided by financing activities of $458.8 million is primarily comprised of the following:
•$139.3 million increase in principal repayments on the Revolver Loan (July 2015);
•$490.1 million decrease in proceeds from borrowings on the prior year unsecured revolver;
•$991.6 million decrease in proceeds from borrowings under the Unsecured Credit Agreement (July 2015);
•$18.1 million increase in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
•$27.6 million increase in repurchases of common stock;
•$4.5 million increase in principal payoff of mortgage debt;
•$18.0 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued;
offset by
•$254.5 million decrease for the preferred units repurchased;
•$790.1 million decrease in principal repayments related to the prior year unsecured credit facility;
•$173.0 million decrease in principal payoff of secured indebtedness of the Signature Office REIT Inc. credit facility; and
•$10.9 million decrease in distributions paid on preferred units as a result of the full redemption in the prior year.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements under the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through December 31, 2016, we funded 91% of our cash distributions from cash flows provided by operating activities and 9% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$4,425			$3,477
Distributions paid in cash — common stockholders	69,463			52,407
Distributions paid in cash — preferred equity	—			20,763
Distributions of DRP	52,174			52,557
Total distributions	$126,062	(1)		$129,204
Source of distributions (2)
Cash flows provided by operations	$73,888		59%	$76,647	59%
Offering proceeds from issuance of common stock pursuant to the DRP	52,174		41%	52,557	41%
Total sources	$126,062	(3)	100%	$129,204	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2016 were $6.4 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2016, we paid and declared distributions of approximately $121.8 million to common stockholders including shares issued pursuant to the DRP, and approximately $4.5 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions, and MFFO to common stockholders for the year ended December 31, 2016 of $159.5 million and $149.9 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 14, Subsequent Events, to the consolidated financial statements.
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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $4.1 million annually.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

(a)	During the quarter ended December 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended December 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
PART III
We expect to file a definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2017 Proxy Statement. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
3.3
Articles of Amendment to Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, filed on July 12, 2011, Commission File No. 333-159167

3.4
Second Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on February 25, 2013, Commission File No. 000-54377

3.5
Third Articles of Amendment to the Third Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on June 14, 2013, Commission File No. 000-54377

4.1
Griffin Capital Essential Asset REIT, Inc. Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2016, Commission File No. 000-54377

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on September 22, 2015, Commission File No. 333-207075

10.1+
Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.2+*	Griffin Capital Essential Asset REIT, Inc.'s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors
10.3+*	Director Compensation Plan
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

10.12	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.13	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.14	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.15	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.16	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377

Exhibit No.	Description
10.17	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.18	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.19	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377
10.20
Third Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377

10.21
Agreement and Plan of Merger, dated as of November 21, 2014, by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC, and Signature Office REIT, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2014, Commission File No. 000-54377

10.22	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2015, Commission File No. 000-54377
10.23	DreamWorks Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.24	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.25	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.26	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.27	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.28	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.29
First Amendment to Unsecured Credit Agreement dated February 12, 2016, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K/A, filed on April 15, 2016, Commission File No. 000-54377

21.1
Subsidiaries of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, filed on February 3, 2015, Commission File No. 333-201835

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 14, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2017
Kevin A. Shields

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2017
Javier F. Bitar

/s/ Gregory M. Cazel	Independent Director	March 14, 2017
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	March 14, 2017
Ranjit M. Kripalani

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-03 “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs” effective January 1, 2016.
/s/ Ernst & Young LLP
Los Angeles, California
March 14, 2017

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$43,442	$21,944
Restricted cash	13,420	24,748
Restricted cash - real estate funds held for exchange	—	47,031
Real estate:
Land	374,557	363,468
Building and improvements	2,102,785	2,063,805
Tenant origination and absorption cost	541,646	536,882
Construction in progress	5,401	4,827
Total real estate	3,024,389	2,968,982
Less: accumulated depreciation and amortization	(338,552)	(208,933)
Total real estate, net	2,685,837	2,760,049
Investment in unconsolidated entities	46,313	56,863
Intangible assets, net	29,048	37,433
Deferred rent	43,900	29,148
Mortgage receivable from affiliate	—	24,513
Deferred leasing costs, net	14,139	13,833
Other assets	18,704	21,828
Total assets	$2,894,803	$3,037,390
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$343,461	$361,746
Term Loan (July 2015)	710,489	634,922
Revolver Loan (July 2015)	393,585	476,759
Total debt	1,447,535	1,473,427
Restricted reserves	9,437	11,847
Interest rate swap liability	3,101	6,394
Mandatory redemption of noncontrolling interest	—	18,129
Accrued expenses and other liabilities	73,469	70,371
Distributions payable	6,377	6,147
Due to affiliates	2,719	8,838
Below market leases, net	31,636	41,706
Total liabilities	1,574,274	1,636,859
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2016 and 2015	4,887	4,887
Common stock subject to redemption	92,058	86,557
Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares outstanding, as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 700,000,000 shares authorized; 176,032,871 and 175,184,519 shares outstanding, as of December 31, 2016 and 2015, respectively	176	175
Additional paid-in capital	1,561,516	1,561,499
Cumulative distributions	(333,829)	(212,031)
Accumulated deficit	(29,750)	(55,035)
Accumulated other comprehensive loss	(4,643)	(6,839)
Total stockholders’ equity	1,193,470	1,287,769
Noncontrolling interests	30,114	21,318
Total equity	1,223,584	1,309,087
Total liabilities and equity	$2,894,803	$3,037,390
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Rental income	$268,865	$235,148	$164,412
Property expense recoveries	71,508	54,947	37,982
Total revenue	340,373	290,095	202,394
Expenses:
Asset management fees to affiliates	23,530	19,389	12,541
Property management fees to affiliates	9,740	7,622	5,445
Property operating expense	47,045	37,924	30,565
Property tax expense	45,789	34,733	24,873
Acquisition fees and expenses to non-affiliates	541	2,730	4,261
Acquisition fees and expenses to affiliates	1,239	32,245	24,319
General and administrative expenses	6,584	5,987	4,001
Corporate operating expenses to affiliates	1,525	1,608	981
Depreciation and amortization	130,849	112,748	72,907
Total expenses	266,842	254,986	179,893
Income from operations	73,531	35,109	22,501
Other income (expense):
Interest expense	(48,850)	(33,402)	(24,598)
Other income	2,848	1,576	365
Gain on acquisition of unconsolidated entity	666	—	—
(Loss) from investment in unconsolidated entities	(1,640)	(1,475)	(1,358)
Gain from sale of depreciable operating property	—	13,813	3,104
Net income	26,555	15,621	14
Preferred units redemption premium	—	(9,905)	—
Distributions to redeemable preferred unit holders	—	(9,245)	(19,011)
Less: Net (income) loss attributable to noncontrolling interests	(912)	138	698
Net income (loss) attributable to controlling interest	25,643	(3,391)	(18,299)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(358)	(359)	(355)
Net income (loss) attributable to common stockholders	$25,285	$(3,750)	$(18,654)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.14	$(0.02)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	175,481,629	155,059,231	112,358,422
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$26,555	$15,621	$14
Other comprehensive income (loss):
Equity in other comprehensive income/(loss) of unconsolidated joint venture	241	(189)	(423)
Change in fair value of swap agreement	2,033	(6,371)	—
Total comprehensive income (loss)	28,829	9,061	(409)
Distributions to redeemable preferred unit holders	—	(9,245)	(19,011)
Preferred units redemption premium	—	(9,905)	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(358)	(359)	(355)
Less: comprehensive (income) loss attributable to noncontrolling interests	(990)	282	698
Comprehensive income (loss) attributable to common stockholders	$27,481	$(10,166)	$(19,077)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss)
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2013	49,893,502	$508	$433,644	$(26,683)	$(32,631)	$—	$374,838	$19,736	$394,574
Gross proceeds from issuance of common stock	75,545,500	776	775,831	—	—	—	776,607	—	776,607
Stock-based compensation	10,000	—	108	—	—	—	108	—	108
Discount on issuance of common stock	—	—	(1,885)	—	—	—	(1,885)	—	(1,885)
Offering costs including dealer manager fees to affiliates	—	—	(76,638)	—	—	—	(76,638)	—	(76,638)
Distributions to common stockholders	—	—	—	(32,799)	—	—	(32,799)	—	(32,799)
Issuance of shares for distribution reinvestment plan	4,572,953	45	44,902	(44,947)	—	—	—	—	—
Repurchase of common stock	(258,939)	(3)	(2,557)	—	—		(2,560)	—	(2,560)
Additions to common stock subject to redemption	—	—	(44,947)	—	—	—	(44,947)	—	(44,947)
Issuance of limited partnership units	—	—	(140)	—	—	—	(140)	1,504	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,050)	(3,050)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(18,654)	(423)	(19,077)	(698)	(19,775)
BALANCE December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of shares pursuant to Signature Office REIT merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value - common stock	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—	—	—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—		(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
BALANCE December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$26,555	$15,621	$14
Adjustments to reconcile net income to net cash provided by operations:
Depreciation of building and building improvements	56,707	43,320	27,694
Amortization of leasing costs and intangibles, including ground leasehold interests	74,142	69,428	45,213
Amortization of above and below market leases	3,287	(3,785)	(468)
Amortization of deferring financing costs	2,696	3,764	3,853
Amortization of debt premium	(1,096)	(285)	(255)
Amortization of deferred revenue	(1,228)	(282)	—
Deferred rent	(14,751)	(13,792)	(11,563)
Write off of tenant improvement reserves	(1,000)	—	—
Termination fee revenue - release of tenant obligation	—	(2,078)	—
Termination fee revenue receivable from tenant, net	—	(2,904)	(5,937)
Gain from sale of depreciable operating property	—	(13,813)	(3,104)
Gain on acquisition of unconsolidated entity	(666)	—	—
Loss from investment in unconsolidated entities	1,640	1,475	1,358
Unrealized (gain) loss on interest rate swaps	70	23	—
Stock-based compensation	18	12	108
Change in operating assets and liabilities:
Other assets	1,615	(19,331)	3,490
Restricted cash	6,007	(8,811)	616
Accrued expenses and other liabilities	(3,695)	19,978	13,414
Due to affiliates, net	(6,119)	3,918	(1,184)
Net cash provided by operating activities	144,182	92,458	73,249
Investing Activities:
Acquisition of properties, net	(7,897)	(401,418)	(661,618)
Cash assumed from SOR merger	—	8,557	—
Proceeds from disposition of properties	—	90,323	10,141
Real estate acquisition deposits	—	—	4,100
Real estate funds held for exchange	47,031	(36,926)	(10,105)
Reserves for tenant improvements	3,911	2,537	—
Improvements to real estate	(7,141)	(7,173)	(2,826)
Payments for construction-in-progress	(8,446)	(5,448)	(1,766)
Real estate development, net of unpaid construction costs	—	(48,314)	(21,691)
Mortgage receivable from affiliate	25,741	(24,231)	—
Land acquisition- real estate development	—	—	(7,529)
Investment in unconsolidated joint venture	—	—	(68,424)
Distributions of capital from investment in unconsolidated entities	7,931	7,722	1,815
Net cash provided by/(used in) investing activities	61,130	(414,371)	(757,903)
Financing Activities:
Proceeds from borrowings - KeyBank credit facility	—	—	151,000
Proceeds from borrowings - Mortgage Debt	—	—	132,140
Proceeds from borrowings - Unsecured term loan (May 2014)	—	—	300,000
Proceeds from borrowings - Unsecured revolver (May 2014)	—	490,100	—
Proceeds from borrowings - Term Loan (July 2015)	75,000	640,000	—
Proceeds from borrowings - Revolver Loan (July 2015)	55,100	481,653	—
Principal payoff of secured indebtedness - Keybank credit facility	—	—	(195,500)
Principal payoff of secured indebtedness - Keybank term loan	—	—	(282,000)
Principal payoff of secured indebtedness - Unsecured term loan (May 2014)	—	(300,000)	—
Principal payoff of secured indebtedness - Unsecured revolver (May 2014)	—	(490,100)	—
Principal payoff of secured indebtedness - SOR credit facility	—	(173,000)	—
Principal payoff of secured indebtedness - Mortgage debt	(35,954)	(31,407)	—
Principal payoff of secured indebtedness - Revolver Loan (July 2015)	(139,344)	—	—
Principal amortization payments on secured indebtedness	(4,416)	(2,283)	(1,707)
Deferred financing costs	(740)	(4,872)	(6,688)
Financing deposits	—	—	2,325
Purchase of noncontrolling interest	(18,129)	—	—
Offering costs	—	(62)	(76,638)
Issuance of common stock, net	—	—	774,722
Issuance of noncontrolling interests, net	—	—	1,364
Repurchase of preferred units	—	(254,525)	—
Repurchase of common stock	(41,443)	(13,819)	(2,560)
Distributions paid on preferred units subject to redemption	—	(10,859)	(19,011)
Distributions paid to noncontrolling interests	(4,425)	(3,477)	(3,410)
Distributions paid to common stockholders	(69,463)	(52,407)	(30,875)
Net cash (used in)/provided by financing activities	(183,814)	274,942	743,162
Net increase (decrease) in cash and cash equivalents	21,498	(46,971)	58,508
Cash and cash equivalents at the beginning of the period	21,944	68,915	10,407
Cash and cash equivalents at the end of the period	$43,442	$21,944	$68,915
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$45,692	$27,518	$19,718
Restricted cash- assumed upon acquisition of real estate assets		—	21,500
Supplemental Disclosures of Significant Non-cash Transactions:
Construction-in-progress costs - real estate development	—	(38,208)	(35,114)
Construction-in-progress - real estate development	$—	$(10,106)	$13,423
Limited partnership units of the operating partnership issued in conjunction with the contribution of real estate assets by affiliates	$11,941	$7,282	$—
Mortgage debt assumed in conjunction with the acquisition of real estate assets	$22,441	$73,701	$23,843
Non-controlling interest in land development	$—	$—	$7,656
Increase (decrease) in distributions payable to noncontrolling interests	$68	$42	$9
Increase in distributions payable to common stockholders	$162	$2,637	$1,924
Increase in distributions payable to preferred unit holders	$—	$(1,615)	$—
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$358	$359	$355
Common stock issued pursuant to the distribution reinvestment plan	$52,174	$52,557	$44,947
Common stock redemptions funded subsequent to year-end	$11,565	$6,336	$1,240
Assets and liabilities assumed in conjunction with the Signature Office REIT merger:
Land	$—	$71,529	$—
Building and improvements	$—	$436,350	$—
Tenant origination and absorption cost	$—	$89,357	$—
Above market leases	$—	$16,860	$—
Other assets	$—	$2,148	$—
Unsecured debt	$—	$173,000	$—
Below market leases	$—	$6,996	$—
Accounts payable and other liabilities	$—	$11,138	$—
Equity consideration for the Signature Office REIT merger	$—	$433,667	$—
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
Griffin Capital Company, LLC, a Delaware limited liability company (the "Sponsor"), has sponsored the Company’s Public Offerings. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor as the trustee of the trust entity that is the sole shareholder of the Sponsor.
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
From 2009 to 2014, the Company offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which also included shares for sale pursuant to the distribution reinvestment plan ("DRP"). The Company issued 126,592,885 total shares of its common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings.
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
As of December 31, 2016, the Company had issued 181,951,526 shares of common stock and received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 176,032,871 shares outstanding at December 31, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of December 31, 2016 and 2015, the Company had issued approximately $162.4 million and $110.2 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $58.8 million and $17.3 million, respectively, and redemptions payable totaling approximately $11.6 million and $6.3 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. (See Note 9, Equity, for a discussion on the amendment of the Company's share redemption program.) Since inception and through December 31, 2016, the Company had redeemed 5,918,655 shares of common stock for approximately $58.8 million pursuant to the share redemption program.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $200,000, and the Company contributed the initial $1,000 capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2016, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including the Company’s Chief Executive Officer and Chairman, Kevin A. Shields, and certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. The remaining approximately 2% of the limited partnership units were owned by third parties. No limited partnership units of the Operating Partnership have been redeemed during the years ended December 31, 2016 and 2015. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2016.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2016 and 2015. The consolidated financial statements include accounts of the Company, the Operating Partnership, and the TRS. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Principles of Consolidation
The Company's financial statements, and the financial statements of the Company's operating partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.
Consolidation Considerations
Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. See Note 4, Investments.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2016 and 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2016.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Corporate operating expenses to affiliates are presented separately from general and administrative expenses on the statement of operations for all periods presented. The Company decided to discontinue marketing the One Century Place property located in Nashville, Tennessee for sale. The One Century Place property, which was previously classified as held for sale and carried at the lower of its (i) carrying amount or (ii) fair value less costs to sell, was reclassified as held and used. As a result, assets and liabilities are presented as held and used on the consolidated balance sheets for all periods presented. See Note 3, Real Estate.
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
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
Assets Reclassified from Held for Sale to Held and Used
Upon the Company's determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch up adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used will be included as a component of depreciation and amortization expense in the accompanying consolidated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

statements of operations. If fair value is determined to be lower, the Company will record a gain or loss included in income or loss from continuing operations in the accompanying consolidated statements of operations. See Note 3, Real Estate.
Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, including credit ratings of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2016 and 2015, the Company did not record any impairment charges related to its real estate assets or intangible assets.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2016, the Company estimated that approximately $2.4 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability to reflect the net over collections which will be refunded to the tenants either by a credit to contractual rent payments or as a disbursement from operating cash flow.
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
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2016, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2016, the TRS had not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2016 and 2015, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
December 31, 2016
(Dollars in thousands unless otherwise noted)

independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU No. 2016-15 to have a significant impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
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
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
December 31, 2016
(Dollars in thousands unless otherwise noted)

3.     Real Estate
As of December 31, 2016, the Company’s real estate portfolio consisted of 75 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2016, 2015, and 2014 was $56.7 million, $43.3 million, and $27.7 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2016, 2015, and 2014 was $74.1 million, $69.4 million, and $45.2 million, respectively.
2016 Acquisitions
On March 17, 2016, the Company acquired two land parcels to be held for future development from an unaffiliated party. The aggregate purchase price of the acquisitions was approximately $2.8 million.
On April 27, 2016, the Company, through the Operating Partnership, acquired the remaining 90% beneficial interest of a two-building, single-story office campus located in Nashville, Tennessee (the “HealthSpring property”) for $37.2 million (total purchase price value of $41.3 million). The purchase price and other acquisition items for the land parcels and the property acquired during the year ended December 31, 2016 are shown below (see Note 4, Investments, for additional detail):

Land Parcel/Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Square Feet	Acquisition Fees Paid to the Advisor (2)	Year of Lease Expiration
Lynnwood III	Lynnwood, WA	—	3/17/2016	$1,538		43,000	$46	—
Lynnwood IV	Lynnwood, WA	—	3/17/2016	$1,244		34,800	$37	—
HealthSpring	Nashville, TN	HealthSpring, Inc.	4/27/2016	$41,300	(1)	170,500	$1,239	2022

(1)	The Company acquired a 10% beneficial interest in April 2013, which is included in the total purchase price at fair value.

(2)	The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each acquisition.
The following summarizes the purchase price allocations of the Highway 94 and HealthSpring properties acquired during the years ended December 31, 2016 and 2015, respectively:

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
December 31, 2016
(Dollars in thousands unless otherwise noted)

Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2016 had been included in operations as of January 1, 2015. The pro forma operating information includes certain nonrecurring adjustments, such as acquisition fees and expenses incurred as a result of the assets acquired in the acquisitions:

	Year Ended December 31,
	2016	2015
Revenue	$341,171	$293,454
Net income	$27,831	$50,046
Net income attributable to noncontrolling interests	$782	$979
Distributions to redeemable noncontrolling interests attributable to common stockholders	$(358)	$(358)
Net income attributable to common stockholders (1)	$26,691	$29,559
Net income attributable to common stockholders per share, basic and diluted	$0.15	$0.18

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2017 to 2036, are shown in the table below:

2017	$249,246
2018	243,137
2019	217,476
2020	192,762
2021	177,122
Thereafter	837,277
Total	$1,917,020
Assets Reclassified from Held for Sale to Held and Used
During September 2016, the Company decided to discontinue marketing the One Century Place property located in Nashville, Tennessee for sale. The One Century Place property, which was previously classified as held for sale, presented on the balance sheet as "Real estate assets and other assets held for sale, net" and carried at the lower of its (i) carrying amount or (ii) fair value less costs to sell was reclassified as held and used, and thus, included in total real estate and total liabilities as of September 30, 2016. In September 2016, the Company recorded a catch up adjustment for depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used. No properties were classified as held for sale as of December 31, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles for the years ended December 31, 2016 and 2015. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

	December 31, 2016	December 31, 2015
In-place lease valuation (above market)	$47,419	$46,227
In-place lease valuation (above market) - accumulated amortization	(20,543)	(10,994)
In-place lease valuation (above market), net	26,876	35,233
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(82)	(54)
Ground leasehold interest (below market), net	2,172	2,200
Intangible assets, net	$29,048	$37,433
In-place lease valuation (below market)	$(51,966)	$(55,774)
In-place lease valuation (below market) - accumulated amortization	20,330	14,068
In-place lease valuation (below market), net	$(31,636)	$(41,706)
Tenant origination and absorption cost	$541,646	$536,882
Tenant origination and absorption cost - accumulated amortization	(197,173)	(124,261)
Tenant origination and absorption cost, net	$344,473	$412,621
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.1 years and 7.8 years as of December 31, 2016 and 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2016	2015	2014
In-place lease valuation, net	$3,287	$(3,785)	$(468)
Tenant origination and absorption cost	$72,912	$69,099	$45,044
Ground leasehold amortization (below market)	$28	$28	$26
Other leasing costs amortization	$1,202	$301	$143
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2016 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2017	$991	$62,053	$28	$1,308
2018	$(47)	$54,844	$28	$1,655
2019	$(1,382)	$46,185	$28	$1,675
2020	$(517)	$36,721	$28	$1,650
2021	$(374)	$31,713	$28	$1,564

Restricted Cash
In conjunction with acquisition of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

pursuant to each tenant’s respective lease as follows:

	Balance as of December 31, 2015	Additions	Deductions	Balance as of December 31, 2016
Tenant improvement reserves (1)	$13,406	$333	$(4,501)	$9,238
Midland mortgage loan repairs reserves (2)	453	—	(386)	67
Real estate tax reserve (Emporia Partners, TW Telecom, DynCorp, and Mercedes-Benz) (3)	1,891	2,050	(2,296)	1,645
Property insurance reserve (Emporia Partners) (3)	301	—	(44)	257
Restricted deposits/Leasing commission reserve	68	730	(53)	745
Midland mortgage loan restricted lockbox (4)	2,044	1,468	(2,044)	1,468
Restricted rent receipts	6,585	—	(6,585)	—
Total	$24,748	$4,581	$(15,909)	$13,420

(1)	Additions represent tenant improvement reserves funded by the tenant and held by the lender. Deductions represent tenant improvement reimbursements made to certain tenants during the current period.

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
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million, of other comprehensive income for the year ended December 31, 2016.
The interests discussed above are deemed to be a variable interest in a variable interest entity ("VIE"), and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interests in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements.
As of December 31, 2016, the balance of the investments are shown below:

	HealthSpring DST	Digital Realty Joint Venture	Total
Balance as of December 31, 2015	$1,291	$55,572	$56,863
Other comprehensive income	—	241	241
Net income (loss)	14	(1,654)	(1,640)
Distributions	(85)	(7,846)	(7,931)
Consolidation of equity investment	(1,220)	—	(1,220)
Balance as of December 31, 2016	$—	$46,313	$46,313
Investments in Consolidated Entities

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
5.     Debt
As of December 31, 2016 and 2015, the Company’s debt consisted of the following:

	Balance as of
	December 31, 2016	December 31, 2015	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield mortgage loan	$18,932	$19,295	6.65%	November 2017	6.74%
Emporia Partners mortgage loan	3,377	3,753	5.88%	September 2023	5.96%
TransDigm mortgage loan	—	6,432	5.98%	—	—
Ace Hardware mortgage loan	22,922	23,294	5.59%	April 2017 (5)	3.99%
Highway 94 mortgage loan	18,175	18,968	3.75%	August 2024	5.08%
DynCorp mortgage loan	—	11,162	4.70%	—	—
Mercedes-Benz mortgage loan	—	18,945	6.02%	—	—
Samsonite mortgage loan	23,786	24,561	6.08%	September 2023	4.95%
HealthSpring mortgage loan	22,149	—	4.18%	April 2023	4.50%
Midland mortgage loan	105,600	105,600	3.94%	April 2023	4.03%
AIG loan	110,640	110,640	4.96%	February 2029	5.14%
TW Telecom loan	20,353	21,213	LIBO Rate +2.45% (3)	August 2019	3.11%
Total Mortgage Loans	345,934	363,863
Term Loan (July 2015)	715,000	640,000	LIBO Rate +1.40% (3)	July 2020	2.20%
Revolver Loan (July 2015)	397,409	481,653	LIBO Rate +1.45% (3)	July 2020 (4)	2.38%
Total Debt	1,458,343	1,485,516
Unamortized Deferred Financing Costs and Premiums/(Discounts)	(10,808)	(12,089)
Total Debt, net	$1,447,535	$1,473,427

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

(1)
Including the effect of an interest rate swap agreement with a notional amount of $825.0 million, the weighted average interest rate as of December 31, 2016 was 3.2% for the Company's fixed-rate and variable-rate debt combined and approximately 3.5% for the Company's fixed-rate debt only.

(2)	Reflects the effective interest rate as of December 31, 2016 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of December 31, 2016 was 0.77%.

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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and Unsecured Credit Facility (July 2015), the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2016.
The following summarizes the future principal repayments of all loans as of December 31, 2016 per the loan terms discussed above:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

	December 31, 2016
2017	47,826	(1)
2018	7,132
2019	25,204	(2)
2020	1,119,290	(3)
2021	7,211
Thereafter	251,680	(3)
Total principal	1,458,343
Unamortized debt premium/(discount)	134
Unamortized deferred loan costs	(10,942)
Total	$1,447,535

(1)	Amount includes payment of the balance of the Plainfield and Ace Hardware property mortgage loans, which mature in 2017.

(2)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(3)	Amount includes payment of the balances of:

•	the Term Loan (July 2015), which matures in 2020,

•	the Revolver Loan (July 2015), which matures in 2020, assuming the one-year extension is exercised,

•	the Midland, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,

•	the Highway 94 property mortgage loan, which matures in 2024, and

•	the AIG loan, which matures in 2029.
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
Derivative Instruments
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility (July 2015). Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million and $100.0 million, respectively.
On March 24, 2016, the Company executed an interest rate swap agreement to hedge interest risk related to a future fixed-rate debt issuance. The forward-starting interest rate swap with a notional amount of $200.0 million became effective May 2016 and has a term of 10 years with a mandatory settlement date on November 30, 2016. On November 9, 2016, the Company paid approximately $1.3 million to settle the forward-starting interest rate swap, which is included in the Company's comprehensive income (loss) statement for the year ended December 31, 2016.
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
The following table sets forth a summary of the interest rate swaps as of December 31, 2016 and 2015 :

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

				Fair Value (1)		Current Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.687%	$(1,630)	$(4,305)	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.320%	(907)	(1,605)	300,000	—
Interest Rate Swap	7/1/2016	7/1/2018	1.495%	(564)	(484)	100,000	—
Total				$(3,101)	$(6,394)	$825,000	$425,000

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2016, all of the derivatives were in a liability position, and as such, the fair value is included in the line item "Interest rate swap liability" in the consolidated balance sheets.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of December 31, 2016 and 2015.
The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

	Year Ended
	December 31, 2016	December 31, 2015
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCL on derivatives (effective portion)	$(6,253)	$(9,458)
Amount of gain (loss) reclassified from AOCL into earnings under “Interest expense” (effective portion)	$(8,286)	$(3,087)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(70)	$(23)
During the next twelve months, the Company estimates that an additional $4.7 million will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $3.1 million. As of December 31, 2016, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Real estate taxes payable	$24,585	$21,868
Prepaid rent	16,799	17,951
Redemptions payable	11,565	6,336
Interest payable	7,606	6,048
Other liabilities	12,914	18,168
Total	$73,469	$70,371
8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2016 and 2015.
The following tables set forth the liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2016:

Liabilities	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
December 31, 2016	$(3,101)	$—	$(3,101)	$—
December 31, 2015	$(6,394)	$—	$(6,394)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2016 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2016 and 2015. The fair value of the three mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG loan	$113,052	$110,640	$114,747	$110,640
Highway 94 mortgage loan	17,073	18,175	17,658	18,968
Samsonite mortgage loan	24,349	23,786	26,044	24,561

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2016 and 2015. See Note 5, Debt, for details.
9.     Equity
Common Equity
As of December 31, 2016, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 176,032,871 shares outstanding at December 31, 2016, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption plan discussed below.
Distribution Reinvestment Plan (DRP)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
As of December 31, 2016 and 2015, $162.4 million and $110.2 million in shares of common stock, respectively, had been issued under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
Share Redemption Program
The Company has adopted a share redemption program ("SRP") that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. During any calendar year, the Company will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.
On October 10, 2016, the Company's board of directors amended the Company's SRP to (i) revise the redemption price per share for shares purchased under the SRP, (ii) revise the redemption price per share in the event of death or qualifying disability, and (iii) make certain other clarifying changes regarding disability related redemptions. Pursuant to the amendment to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. The redemption price in connection with the death or qualifying disability of a stockholder shall be the greater of (i) the amount paid for the shares or (ii) 95% of the NAV of shares. The amendments to the SRP were effective as of November 14, 2016.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through December 31, 2016, the Company had redeemed 5,918,655 shares of common stock for approximately $58.8 million at a weighted average price per share of $9.93 pursuant to the SRP. As of December 31, 2016, there were 1,155,532 shares totaling $11.6 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
Distributions
Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following unaudited table summarizes the federal income tax treatment for all distributions for the years ended December 31, 2016, 2015, and 2014 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

		Years Ended December 31,
	2016		2015		2014
Ordinary income	$0.0004692	69%	$0.0004761	69%	$0.0003128	46%
Return of capital	0.0002108	31%	0.0002139	31%	0.0003672	54%
Total distributions paid	$0.0006800	100%	$0.0006900	100%	$0.0006800	100%
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
Upon re-election of each independent director at the June 15, 2016 annual stockholders' meeting, the Company granted 1,000 shares of restricted common stock to each of the independent directors. The fair value of such issuance was estimated at $10.40 per share, the then current price paid to acquire a share of the Company's common stock pursuant to the 2015 DRP Offering. Immediately upon granting the restricted common shares, the Company measured and began recognizing director compensation expense, subject to the same vesting period discussed above.
One-third of the shares of restricted stock, or 1,333 shares, vested during the year ended December 31, 2016, which were part of the 2014 and 2015 grants. The fair value of the shares granted in 2014 was estimated at $10.28 per share; additionally, the fair value of the shares granted in 2015 and 2016 was $10.40, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
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
As of December 31, 2016, noncontrolling interests were approximately 3% of total shares outstanding and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
December 31, 2016
(Dollars in thousands unless otherwise noted)

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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the years ended December 31, 2016 and 2015.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$21,318	$17,478	$19,736
Contribution/issuance of noncontrolling interests	11,941	7,282	1,504
Distributions to noncontrolling interests	(4,124)	(3,150)	(3,050)
Allocated distributions to noncontrolling interests subject to redemption	(11)	(10)	(14)
Net income (loss)	912	(138)	(698)
Other comprehensive income (loss)	78	(144)	—
Ending balance	$30,114	$21,318	$17,478
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
10.     Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2016 and 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

	As of December 31, 2015	Year Ended December 31, 2016
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$2,965	$1,322	(1)	$4,287	$—
Operating expenses	2,177	1,525		3,702	—
Asset management fees	2,168	23,530		23,716	1,982
Property management fees	1,235	9,740		10,238	737
Disposition fees	287	—		287	—
Costs advanced by the Advisor	6	73		79	—
Total	$8,838	$36,190		$42,309	$2,719
(1) Represents acquisition fees and expense reimbursements related to the land parcels and the HealthSpring property acquired during the previous quarters, as discussed in Note 3, Real Estate and Note 4, Investments.
Mortgage Receivable from Affiliate
On October 9, 2015, the Company entered into a mortgage receivable for approximately $26.0 million related to a 127,246 square foot, single-story office building located in Emeryville, CA. The borrowers are an affiliated tenant-in-common private program or LLC, each with the Sponsor as the asset manager. The mortgage receivable had a rate of 8% per annum and was funded with proceeds from the Unsecured Credit Facility (July 2015). The mortgage receivable was paid in full on January 15, 2016, and the Company recognized interest income of $1.2 million during the year ended December 31, 2016.
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
December 31, 2016
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
Operating expenses for the year ended December 31, 2016 included approximately $0.4 million to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.3 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the years ended December 31, 2016 and 2015. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
December 31, 2016
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 10 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
11.     Commitments and Contingencies

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.5 million during the years ended December 31, 2016 and 2015, related to the ground lease. As of December 31, 2016, the remaining required payments under the terms of the ground lease are as follows:

December 31, 2016
2017	$198
2018	198
2019	198
2020	198
2021	198
Thereafter	33,849
Total	$34,839
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
12.     Declaration of Distributions
During the quarter ended December 31, 2016, the Company paid distributions in the amount of $0.001895902 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2016 through December 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 14, 2016, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2017 through March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
13.     Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$85,802	$85,632	$85,787	$83,152
Net income	$12,386	$6,581	$7,131	$457
Net income attributable to common stockholders	$11,891	$6,248	$6,795	$351
Net income per share	$0.07	$0.04	$0.04	$—

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$55,213	$61,563	$82,849	$90,470
Net income (loss)	$11,101	$(11,655)	$4,005	$12,170
Net income (loss) attributable to common stockholders	$6,116	$(21,409)	$1,544	$9,999
Net income (loss) per share	$0.05	$(0.15)	$0.01	$0.06

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Dollars in thousands unless otherwise noted)

14.     Subsequent Events
Lease Termination
In January, 2017, the Company executed a termination agreement with Coca-Cola Refreshment USA, Inc., effective December 31, 2016, in which the Company agreed to a termination fee of approximately $12.8 million, which will be paid, quarterly, through December 2018.
Offering Status
As of March 10, 2017, the Company had issued approximately 14,381,443 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $147.7 million.
Declaration of Distributions
On March 8, 2017, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
Change in Director
On January 31, 2017, Timothy J. Rohner resigned his roles as an independent director member of the Company's board of directors, member and chairman of the audit committee, member of the nominating and corporate governance committee, and member of the compensation committee, effective as of the same date. Mr. Rohner's decision to resign was for health reasons and did not involve any disagreement with the Company, the Company's management, or the board of directors. Also on January 31, 2017, in accordance with the Company's bylaws and charter, the nominating and corporate governance committee and the board of directors appointed Ranjit M. Kripalani as an independent director member of the board of directors to fill the vacancy created by Mr. Rohner's resignation, as well as a member and chairman of the audit committee, a member of the nominating and corporate governance committee, and a member of the compensation committee. The board of directors has reviewed Mr. Kripalani's background and qualifications and has deemed him to be an "audit committee financial expert," as such term is defined by the rules and regulations of the SEC.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office/Laboratory	IL	$18,932	$3,709	$27,335	$2,217	$3,709	$29,552	$33,261	$10,114	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,500	1,400	18,804	1,390	1,400	20,194	21,594	6,235	N/A	6/18/2009	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	3,377	274	7,567	—	274	7,567	7,841	2,054	N/A	8/27/2010	5-40 years
ITT	Office	CA	4,600	2,878	4,222	16	2,878	4,238	7,116	1,632	N/A	9/23/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	7,500	1,950	10,236	292	1,950	10,528	12,478	2,328	N/A	12/30/2010	5-40 years
AT&T	Office/ Data Center	WA	26,000	6,770	32,420	461	6,770	32,881	39,651	7,267	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	22,000	2,650	29,096	—	2,650	29,096	31,746	5,087	N/A	3/22/2012	5-40 years
TransDigm	Assembly/Manufacturing	NJ	—	3,773	9,030	—	3,773	9,030	12,803	1,926	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,500	2,600	13,500	877	2,600	14,377	16,977	2,784	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	9,000	2,674	13,229	651	2,674	13,880	16,554	2,126	N/A	11/8/2012	5-40 years
Northrop	Office	OH	10,800	1,300	16,188	39	1,300	16,227	17,527	4,070	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,500	4,182	18,072	—	4,182	18,072	22,254	4,425	N/A	12/18/2012	5-40 years
Comcast	Office	CO	—	3,146	22,826	1,022	3,146	23,848	26,994	5,310	N/A	1/11/2013	5-40 years
Boeing	Office	WA	—	3,000	9,000	102	3,000	9,102	12,102	3,693	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	30,060	2,800	47,752	145	2,800	47,897	50,697	6,354	N/A	5/1/2013	5-40 years
UTC	Office	NC	23,760	1,330	37,858	—	1,330	37,858	39,188	5,487	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	19,860	1,860	31,481	—	1,860	31,481	33,341	4,479	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	—	8,600	48,102	1	8,600	48,103	56,703	6,869	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—	7,697	21,843	—	7,697	21,843	29,540	2,596	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	26,160	5,300	36,768	1,508	5,300	38,276	43,576	7,466	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—	3,672	23,230	—	3,672	23,230	26,902	2,618	N/A	10/29/2013	5-40 years

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Coca-Cola Refreshments	Office	GA	—	5,000	50,227	57	5,000	50,284	55,284	7,966	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—	5,050	51,396	115	5,050	51,511	56,561	5,618	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—	4,189	23,414	1,611	4,189	25,025	29,214	4,900	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—	1,177	22,323	—	1,177	22,323	23,500	2,949	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—	850	8,892	—	850	8,892	9,742	1,573	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—	5,500	39,000	—	5,500	39,000	44,500	4,960	N/A	11/5/2013	5-40 years
IBM	Office	OH	—	4,750	32,769	341	4,750	33,110	37,860	6,096	N/A	11/5/2013	5-40 years
Aetna	Office	TX	—	3,000	12,330	185	3,000	12,515	15,515	2,459	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—	1,950	46,922	44	1,950	46,966	48,916	6,943	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—	875	11,375	534	875	11,909	12,784	2,653	N/A	11/5/2013	5-40 years
Wells Fargo	Office	WI	—	3,100	26,348	4,242	3,100	30,590	33,690	11,264	N/A	11/5/2013	5-40 years
Shire Pharmaceuticals	Office	PA	—	2,925	18,935	51	2,925	18,986	21,911	5,379	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—	2,920	23,510	45	2,920	23,555	26,475	5,241	N/A	11/5/2013	5-40 years
Nashville Century	Office	TN	—	8,025	61,162	3,620	8,025	64,782	72,807	13,676	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	—	1,109	6,066	4,576	1,109	10,642	11,751	1,392	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	—	2,292	16,930	—	2,292	16,930	19,222	3,207	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—	2,750	17,106	51	2,750	17,157	19,907	2,636	N/A	12/27/2013	5-40 years
Caterpillar	Industrial	IL	—	6,000	46,511	—	6,000	46,511	52,511	8,028	N/A	1/7/2014	5-40 years
DigitalGlobe	Office	CO	—	8,600	83,400	—	8,600	83,400	92,000	9,493	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—	—	16,515	10	—	16,525	16,525	2,285	N/A	1/16/2014	5-40 years
BT Infonet	Office	CA	—	9,800	41,483	—	9,800	41,483	51,283	5,241	N/A	2/27/2014	5-40 years
Wyndham Worldwide	Office	NJ	—	6,200	91,153	—	6,200	91,153	97,353	7,739	N/A	4/23/2014	5-40 years
Ace Hardware	Office	IL	22,922	6,900	33,945	—	6,900	33,945	40,845	3,497	N/A	4/24/2014	5-40 years

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Equifax I	Office	MO	—	1,850	12,709	—	1,850	12,709	14,559	1,813	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—	15,000	45,893	—	15,000	45,893	60,893	8,531	N/A	5/22/2014	5-40 years
SoftBank	Office	CA	—	22,789	68,950	3,331	22,789	72,281	95,070	14,543	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—	2,230	31,062	—	2,230	31,062	33,292	3,279	N/A	6/19/2014	5-40 years
Restoration Hardware	Industrial	CA	—	15,463	—	74,167	15,463	74,167	89,630	4,720	8/15/2015	6/20/2014	5-40 years
Parallon	Office	FL	—	1,000	16,772	—	1,000	16,772	17,772	1,749	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	20,353	11,097	35,817	593	11,097	36,410	47,507	4,024	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—	2,200	12,755	70	2,200	12,825	15,025	1,396	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—	4,777	18,489	—	4,777	18,489	23,266	995	N/A	11/7/2014	5-40 years
Wells Fargo	Office	NC	—	2,150	40,806	46	2,150	40,852	43,002	3,297	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—	4,400	61,681	—	4,400	61,681	66,081	5,893	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—	3,209	75,937	—	3,209	75,937	79,146	4,923	N/A	4/1/2015	5-40 years
Lisle	Office	IL	—	2,788	16,200	33	2,788	16,233	19,021	1,744	N/A	6/10/2015	5-40 years
Bloomingdale	Office	IL	—	1,178	5,182	—	1,178	5,182	6,360	405	N/A	6/10/2015	5-40 years
Columbia	Office	MD	—	6,989	46,875	47	6,989	46,922	53,911	3,249	N/A	6/10/2015	5-40 years
Denver	Office	CO	—	9,948	23,888	—	9,948	23,888	33,836	1,900	N/A	6/10/2015	5-40 years
Columbus	Office	OH	—	2,943	22,651	19	2,943	22,670	25,613	2,319	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—	4,488	19,979	591	4,488	20,570	25,058	1,811	N/A	6/10/2015	5-40 years
Irving Carpenter	Office	TX	—	1,842	22,052	3,463	1,842	25,515	27,357	1,032	N/A	6/10/2015	5-40 years
Frisco	Office	TX	—	8,239	51,395	3,820	8,239	55,215	63,454	3,832	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—	3,961	78,668	—	3,961	78,668	82,629	6,583	N/A	6/10/2015	5-40 years
Houston Westway I	Office	TX	—	6,540	30,703	—	6,540	30,703	37,243	2,853	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	—	8,607	96,718	274	8,607	96,992	105,599	8,889	N/A	6/10/2015	5-40 years
Herndon	Office	VA	—	9,666	74,098	—	9,666	74,098	83,764	5,857	N/A	6/10/2015	5-40 years
Deerfield	Office	IL	—	4,339	37,298	388	4,339	37,686	42,025	7,443	N/A	6/10/2015	5-40 years
DreamWorks	Office	CA	—	26,387	190,805	—	26,387	190,805	217,192	8,530	N/A	7/21/2015	5-40 years
Highway 94	Office	MO	18,175	5,637	25,280	—	5,637	25,280	30,917	1,413	N/A	11/6/2015	5-40 years
DynCorp	Office	TX	—	1,952	15,540	—	1,952	15,540	17,492	1,050	N/A	12/11/2015	5-40 years
Mercedes-Benz	Office	TX	—	2,330	26,376	—	2,330	26,376	28,706	1,734	N/A	12/11/2015	5-40 years

					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016								Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances		Land	Building and Improve-ments	Building and Improve-ments	Land	Building and Improve-ments		Total		Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Samsonite	Office	FL	23,786		5,040	42,490	—	5,040	42,490		47,530		1,615	N/A	12/11/2015	5-40 years
Lynwood III & IV	Land	WA	—		2,865	—	—	2,865	—		2,865		—	N/A	3/17/2016	N/A
HealthSpring	Office	TN	22,149		8,126	31,447	—	8,126	31,447	—	39,573	(1)	1,015	N/A	4/27/2016	5-40 years
Total All Properties			$345,934	(2)	$374,557	$2,538,787	$111,045	$374,557	$2,649,832		$3,024,389	(3)	$338,552

(1)
The Company exercised its exchange right and acquired the remaining 90% beneficial ownership interest in the HealthSpring property during 2016 which was an affiliate of the Company. See Note 4, Investments, for additional discussion.

(2)	Amount does not include the net loan valuation premium of $0.1 million related to the debt assumed in the Ace Hardware, Highway 94, Samsonite and HealthSpring property acquisitions.

(3)	As of December 31, 2016, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $3.0 billion (unaudited).

	Activity for the years ended December 31,
	2016	2015	2014
Real estate facilities
Balance at beginning of year	$2,968,982	$1,823,895	$1,175,423
Acquisitions	42,438	1,087,153	712,036
Improvements	16,792	7,382	2,826
Construction-in-progress	575	45,067	35,831
Other adjustments	(4,398)	—	—
Real estate assets held for sale	—	—	(91,074)
Real estate assets held and used	—	70,907	—
Write off of tenant origination and absorption costs	—	—	(4,762)
Sale of real estate assets	—	(65,422)	(6,385)
Balance at end of year	$3,024,389	$2,968,982	$1,823,895
Accumulated depreciation
Balance at beginning of year	$208,933	$102,883	$42,806
Depreciation and amortization expense	130,849	112,748	72,907
Depreciation expense (held and used adjustment)	—	4,621	—
Less: Non-real estate assets depreciation expense	(1,230)	(328)	(170)
Less: Real estate assets held for sale depreciation expense	—	—	(7,520)
Less: Write off of tenant origination and absorption costs amortization expense	—	—	(4,762)
Less: Sale of real estate assets depreciation expense	—	(10,991)	(378)
Balance at end of year	$338,552	$208,933	$102,883
Real estate facilities, net	$2,685,837	$2,760,049	$1,721,012