Form 10-Q
period 2017-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2017-05-11
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2017: 174,418,146 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$51,062	$43,442
Restricted cash	12,976	13,420
Real estate:
Land	374,557	374,557
Building and improvements	2,106,765	2,102,785
Tenant origination and absorption cost	539,295	541,646
Construction in progress	2,687	5,401
Total real estate	3,023,304	3,024,389
Less: accumulated depreciation and amortization	(368,888)	(338,552)
Total real estate, net	2,654,416	2,685,837
Investments in unconsolidated entities	44,051	46,313
Intangible assets, net	24,254	29,048
Deferred rent	45,985	43,900
Deferred leasing costs, net	15,175	14,139
Other assets	25,568	18,704
Total assets	$2,873,487	$2,894,803
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$319,116	$343,461
Term Loan	710,803	710,489
Revolver Loan	416,850	393,585
Total debt	1,446,769	1,447,535
Restricted reserves	9,645	9,437
Interest rate swap liability	325	3,101
Accrued expenses and other liabilities	77,567	73,469
Distributions payable	6,446	6,377
Due to affiliates	3,834	2,719
Below market leases, net	30,079	31,636
Total liabilities	1,574,665	1,574,274
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of March 31, 2017 and December 31, 2016	4,887	4,887
Common stock subject to redemption	84,116	92,058
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 176,084,849 and 176,032,871 shares outstanding, as of March 31, 2017 and December 31, 2016	176	176
Additional paid-in capital	1,561,571	1,561,516
Cumulative distributions	(363,884)	(333,829)
Accumulated deficit	(16,024)	(29,750)
Accumulated other comprehensive loss	(1,652)	(4,643)
Total stockholders’ equity	1,180,187	1,193,470
Noncontrolling interests	29,632	30,114
Total equity	1,209,819	1,223,584
Total liabilities and equity	$2,873,487	$2,894,803
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental income	$66,099	$66,634
Lease termination income	12,845	216
Property expense recoveries	17,764	19,882
Total revenue	96,708	86,732
Expenses:
Asset management fees to affiliates	5,933	5,789
Property management fees to affiliates	2,528	2,370
Property operating expense	12,004	11,869
Property tax expense	11,013	11,126
Acquisition fees and expenses to non-affiliates	—	110
General and administrative expenses	1,544	1,024
Corporate operating expenses to affiliates	628	265
Depreciation and amortization	30,596	31,206
Impairment provision	5,675	—
Total expenses	69,921	63,759
Income from operations	26,787	22,973
Other income (expense):
Interest expense	(12,068)	(12,029)
Other income	99	1,826
Loss from investment in unconsolidated entities	(512)	(384)
Net income	14,306	12,386
Less: Net (income) attributable to noncontrolling interests	(492)	(406)
Net income attributable to controlling interest	13,814	11,980
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(89)
Net income attributable to common stockholders	$13,726	$11,891
Net income attributable to common stockholders per share, basic and diluted	$0.08	$0.07
Weighted average number of common shares outstanding, basic and diluted	176,032,879	175,192,167
Distributions declared per common share	$0.17	$0.17
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$14,306	$12,386
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	172	(632)
Change in fair value of swap agreements	2,925	(14,942)
Total comprehensive income (loss)	17,403	(3,188)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(89)
Less: comprehensive (income) loss attributable to noncontrolling interests	(598)	105
Comprehensive income (loss) attributable to common stockholders	$16,717	$(3,172)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
BALANCE December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Stock-based compensation	5,000	—	55	—	—	—	55	—	55
Distributions to common stockholders	—	—	—	(17,501)	—	—	(17,501)	—	(17,501)
Issuance of shares for distribution reinvestment plan	1,202,510	1	12,553	(12,554)	—	—	—	—	—
Repurchase of common stock	(1,155,532)	(1)	(11,563)	—	—	—	(11,564)	—	(11,564)
Additions to common stock subject to redemption	—	—	(990)	—	—	—	(990)	—	(990)
Issuance of limited partnership units	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	13,726	—	13,726	492	14,218
Other comprehensive income	—	—	—	—	—	2,991	2,991	106	3,097
BALANCE March 31, 2017	176,084,849	$176	$1,561,571	$(363,884)	$(16,024)	$(1,652)	$1,180,187	$29,632	$1,209,819
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$14,306	$12,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	14,085	13,217
Amortization of leasing costs and intangibles, including ground leasehold interests	16,511	17,989
Amortization of above and below market leases, net	405	842
Amortization of deferred financing costs	761	628
Amortization of debt premium	(438)	(85)
Accretion in excess of cash receipts on notes receivable	—	(1,228)
Deferred rent	(2,584)	(4,884)
Termination fee revenue - receivable from tenant	(12,845)	—
Unrealized loss on interest rate swaps	4	2
Loss from investment in unconsolidated entities	512	384
Impairment provision	5,675	—
Stock-based compensation	55	3
Change in operating assets and liabilities:
Deferred leasing costs and other assets	5,785	5,832
Restricted cash	552	5,050
Accrued expenses and other liabilities	(5,756)	(12,925)
Due to affiliates, net	1,115	(5,474)
Net cash provided by operating activities	38,143	31,737
Investing Activities:
Acquisition of properties, net	—	(2,782)
Real estate funds held for exchange	—	47,031
Reserves for tenant improvements	100	(51)
Improvements to real estate	(511)	(1,101)
Payments for construction in progress, net	(782)	(2,426)
Mortgage receivable from affiliate	—	25,741
Distributions of capital from investment in unconsolidated entities	1,922	1,920
Net cash provided by investing activities	729	68,332
Financing Activities:
Proceeds from borrowings - Term Loan	—	75,000
Proceeds from borrowings - Revolver Loan	23,000	17,200
Principal payoff of secured indebtedness - Mortgage Debt	(22,820)	—
Principal payoff of Unsecured Term Loan	—	(139,344)
Principal amortization payments on secured indebtedness	(1,168)	(1,101)
Deferred financing costs	(100)	(680)
Purchase of noncontrolling interest	—	(17,629)
Repurchase of common stock	(11,564)	(6,336)
Distributions to noncontrolling interests	(1,168)	(981)
Distributions to common stockholders	(17,432)	(17,041)
Net cash used in financing activities	(31,252)	(90,912)
Net increase in cash and cash equivalents	7,620	9,157
Cash and cash equivalents at the beginning of the period	43,442	21,944
Cash and cash equivalents at the end of the period	$51,062	$31,101
Supplemental Disclosures of Non-cash Transactions:
Increase (decrease) in fair value of interest rate swap agreements	$3,114	$(15,574)
Common stock issued pursuant to the distribution reinvestment plan	$12,554	$13,162
Common stock redemptions funded subsequent to period-end	$20,497	$9,807
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Griffin Capital Company, LLC, a Delaware limited liability company (the "Sponsor"), has sponsored the Company’s Public Offerings. The Sponsor, which was formerly known as Griffin Capital Corporation, began operations in 1995 to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), was formed on August 27, 2008. Griffin Capital Real Estate Company, LLC ("GRECO"), is the sole member of the Advisor, and Griffin Capital, LLC ("GC") is the sole member of GRECO. The Company has entered into an advisory agreement for the Public Offerings (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
From 2009 to 2014, the Company offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale pursuant to the distribution reinvestment plan ("DRP"). The Company issued 126,592,885 total shares of its common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings.
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
As of March 31, 2017, the Company had issued 183,159,035 shares of common stock and received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 176,084,849 shares outstanding at March 31, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of March 31, 2017 and December 31, 2016, the Company had issued approximately $174.9 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $70.3 million and $58.8 million, respectively, and redemptions payable totaling approximately $20.5 million and $11.6 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. Since inception and through March 31, 2017, the Company had redeemed 7,074,186 shares of common stock for approximately $70.3 million pursuant to the share redemption program.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of March 31, 2017, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the three months ended March 31, 2017 and year ended December 31, 2016. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS") formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2017.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 (except as noted below). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
Real Estate Purchase Price Allocation
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, Business Combinations, (see “Recently Issued Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.
The Company adopted this accounting standard early effective January 1, 2017. As a result of the Company's adoption of ASU 2017-01, Business Combinations, the Company anticipates that many of its future acquisitions (if any) will be treated as asset acquisitions, which will result in a lower amount of acquisition-related costs being expensed on the Company's consolidated statement of operations, as the majority of those costs will be capitalized and included as part of the relative fair value allocation of the purchase price. However, since the Company has no current intention of acquiring future properties, the impact of ASU 2017-01, Business Combinations, will be insignificant to its financial statements.
Revenue Recognition

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
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
If a lease is terminated or amended prior to its scheduled expiration, the Company will accelerate the remaining useful life of the unamortized lease-related costs.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Property expense recovery reimbursements are presented gross on the statement of operations for all periods presented.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update on January 1, 2017. Refer to “Real Estate Purchase Price Allocation” above for a discussion of this accounting pronouncement.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

3.	Real Estate
As of March 31, 2017, the Company’s real estate portfolio consisted of 75 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2017 to 2036.

Remaining 2017	$186,196
2018	245,796
2019	220,943
2020	196,152
2021	179,024
Thereafter	840,788
Total	$1,868,899
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below, net of the write-off of intangibles as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
In-place lease valuation (above market)	$44,593	$47,419
In-place lease valuation (above market) - accumulated amortization	(22,504)	(20,543)
In-place lease valuation (above market), net	22,089	26,876
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(89)	(82)
Ground leasehold interest (below market), net	2,165	2,172
Intangible assets, net	$24,254	$29,048
In-place lease valuation (below market)	$(51,965)	$(51,966)
In-place lease valuation (below market) - accumulated amortization	21,886	20,330
In-place lease valuation (below market), net	$(30,079)	$(31,636)
Tenant origination and absorption cost	$539,295	$541,646
Tenant origination and absorption cost - accumulated amortization	(213,424)	(197,173)
Tenant origination and absorption cost, net	$325,871	$344,473
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of March 31, 2017 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2017	$333	$45,368	$21	$1,056
2018	$(371)	$54,955	$28	$1,776
2019	$(1,706)	$46,296	$28	$1,807
2020	$(840)	$36,624	$28	$1,782
2021	$(697)	$31,199	$28	$1,695
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
2500 Windy Ridge Parkway
In January 2017, Coca-Cola Refreshments USA, Inc. terminated their lease at the 2500 Windy Ridge Parkway property located in Atlanta, Georgia (an office facility); consequently, the Company released Coca-Cola Refreshments USA, Inc. from any and all obligations under the lease in-place effective December 31, 2016. In exchange, the Company agreed to a fee of $12.8 million, which is included in rental income on the consolidated statements of operations for the three months ended March 31, 2017. The fee is being paid in quarterly installments over a two year period equal to $1.6 million. The Company received the first payment on January 31, 2017. During the year ended December 31, 2016, and as a result of the lease termination, the Company accelerated approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.4 million of deferred rent.
400 Bertha Lamme Drive
During the three months ended March 31, 2017, as a result of one tenant filing for bankruptcy, the Company recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would not be recoverable. In determining the fair value of intangible lease assets, the Company considered Level 3 inputs. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition.

4.	Investments
Investment in Unconsolidated Entities
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive income for the three months ended March 31, 2017.
The interest discussed above is deemed to be a variable interest in a variable interest entity ("VIE"), and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investment in the unconsolidated entity is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

As of March 31, 2017, the balance of the investment is shown below:

Digital Realty Joint Venture
Balance December 31, 2016	$46,313
Other comprehensive income	172
Net loss	(512)
Distributions	(1,922)
Balance March 31, 2017	$44,051

5.	Debt
As of March 31, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	Balance as of
	March 31, 2017	December 31, 2016	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield mortgage loan	$18,832	$18,932	6.65%	November 2017	6.74%
Emporia Partners mortgage loan	3,279	3,377	5.88%	September 2023	5.96%
Ace Hardware mortgage loan	—	22,922	—	—	—
Highway 94 mortgage loan	17,972	18,175	3.75%	August 2024	5.07%
Samsonite mortgage loan	23,584	23,786	6.08%	September 2023	5.24%
HealthSpring mortgage loan	22,034	22,149	4.18%	April 2023	4.60%
Midland mortgage loan	105,600	105,600	3.94%	April 2023	4.04%
AIG loan	110,506	110,640	4.96%	February 2029	5.07%
TW Telecom loan	20,138	20,353	LIBO Rate +2.45% (3)	August 2019	3.46%
Total Mortgage Loans	321,945	345,934
Term Loan	715,000	715,000	LIBO Rate +1.40% (3)	July 2020	2.59%
Revolver Loan	420,409	397,409	LIBO Rate +1.45% (3)	July 2020 (4)	2.74%
Total Debt	1,457,354	1,458,343
Unamortized Deferred Financing Costs and Discounts, net	(10,585)	(10,808)
Total Debt, net	$1,446,769	$1,447,535

(1)
Including the effect of interest rate swap agreements with a total notional amount of $825.0 million, the weighted average interest rate as of March 31, 2017 was 3.19% for the Company’s fixed-rate and variable-rate debt combined and 3.45% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of March 31, 2017 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of March 31, 2017 was 0.98%.

(4)
The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Unsecured Credit Facility
On July 20, 2015, the Company, through the Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement ") with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"), Bank of America, N.A. ("Bank of America") Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan, the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of five years, maturing on July 20, 2020.
On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million.
In March 2017, the Company, through the Operating Partnership, drew an additional $23.0 million to pay off the remaining balance of the Ace Hardware mortgage loan.

Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and Unsecured Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2017.

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
Derivative Instruments
On July 9, 2015, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility. Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company's derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at March 31, 2017 and December 31, 2016:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$144	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	(80)	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(245)	(564)
Total				$(181)	$(3,101)

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2017, derivatives in a liability/asset position are included in the line item "Interest rate swap liability/Other assets," respectively, in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

Three Months Ended
March 31, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain recognized in AOCL on derivatives (effective portion)	$1,353
Amount of gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$1,572
Amount of loss recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(4)
During the next twelve months, the Company estimates that an additional $2.5 million of expense will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017 and December 31, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.2 million and $3.1 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Redemptions payable	$20,497	$11,565
Prepaid rent	19,232	16,799
Real estate taxes payable	15,932	24,585
Interest payable	7,880	7,606
Other liabilities	14,026	12,914
Total	$77,567	$73,469

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2017 and year ended December 31, 2016.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017
Interest Rate Swap Asset	$144	$—	$144	$—
Interest Rate Swap Liability	$(325)	$—	$(325)	$—
December 31, 2016
Interest Rate Swap Liability	$(3,101)	$—	$(3,101)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2017 and December 31, 2016 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2017 and December 31, 2016. The fair value of the three mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG loan	$114,271	$110,506	$113,052	$110,640
Highway 94 mortgage loan	16,998	17,972	17,073	18,175
Samsonite mortgage loan	24,590	23,584	24,349	23,786

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2017 and December 31, 2016. See Note 5, Debt, for details.

9.	Equity
Common Equity

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

As of March 31, 2017, the Company had received aggregate gross offering proceeds of approximately $1.4 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 176,084,849 shares outstanding at March 31, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
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
As of March 31, 2017 and December 31, 2016, the Company had issued approximately $174.9 million and $162.4 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
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
On October 10, 2016, the Company's board of directors amended the Company's SRP to (i) revise the redemption price per share for shares purchased under the SRP, (ii) revise the redemption price per share in the event of death or qualifying disability, and (iii) make certain other clarifying changes regarding disability related redemptions. Pursuant to the amendment to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at 100% of the NAV of the shares. The amendments to the SRP were effective as of November 14, 2016.
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the SRP is limited to proceeds from new permanent equity from the sale of shares pursuant to the DRP.
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through March 31, 2017, the Company had redeemed 7,074,186 shares of common stock for approximately $70.3 million at a weighted average price per share of $9.94 pursuant to the SRP. As of March 31, 2017, there were 2,055,317 shares totaling approximately $20.5 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

initial capitalization of the Operating Partnership, and limited partnership units were issued in conjunction with management's contribution of certain assets, as well as other contributions, as discussed in Note 1, Organization.
As of March 31, 2017, noncontrolling interests were approximately 3% of total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the three months ended March 31, 2017 and year ended December 31, 2016.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning balance	$30,114	$21,318
Contribution/issuance of noncontrolling interests	—	11,941
Distributions to noncontrolling interests	(1,077)	(4,124)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(11)
Net income	492	912
Other comprehensive income	106	78
Ending balance	$29,632	$30,114
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

10.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2017 and due to affiliates as of December 31, 2016:

	As of December 31, 2016	Three Months Ended March 31, 2017
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Operating expenses	$—	$628	$—	$628
Asset management fees	1,982	5,933	5,937	1,978
Property management fees	737	2,528	2,440	825
Leasing commissions	—	287	287	—
Costs advanced by the Advisor	—	403	—	403
Total	$2,719	$9,779	$8,664	$3,834
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Operating expenses for the three months ended March 31, 2017 included approximately $0.1 million to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.03 million and $0.4 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three months ended March 31, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
March 31, 2017
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 13 other programs affiliated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

11.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.1 million for the three months ended March 31, 2017 and 2016, related to the ground lease. As of March 31, 2017, the remaining required payments under the terms of the ground lease are as follows:

March 31, 2017
Remaining 2017	$149
2018	198
2019	198
2020	198
2021	198
Thereafter	33,849
Total	$34,790
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
During the quarter ended March 31, 2017, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2017 through March 31, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
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
Offering Status
As of May 9, 2017, the Company had issued 15,190,685 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $156.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering” and together with the 2014 DRP Offering, the “DRP Offerings”) and terminated the 2014 DRP Offering. In connection with the DRP Offerings, we had issued 14,794,182 shares of our common stock for gross proceeds of approximately $152.0 million through March 31, 2017. The 2015 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of March 31, 2017, our real estate portfolio consisted of 75 properties in 20 states and 93 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to March 31, 2017 was approximately $227.3 million with approximately 70.1% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our portfolio, based on square footage, is approximately 97.4% leased as of March 31, 2017, with a weighted average remaining lease term of 6.9 years, average annual rent increases of approximately 2.0%, and a debt to total real estate acquisition value of 48.6%.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to March 31, 2017, pursuant to the respective in-place leases, was greater than 7% as of March 31, 2017.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,819	7	15.8%
Texas	31,515	10	13.9
Illinois	22,090	8	9.7
Ohio	21,662	8	9.5
Georgia	16,638	4	7.3
Colorado	15,750	6	6.9
Arizona	12,106	4	5.3
New Jersey	11,100	3	4.9
Tennessee	10,252	2	4.5
North Carolina	8,032	3	3.5
Virginia	7,636	1	3.4
Missouri	7,440	4	3.3
All others (1)	27,224	15	12.0
Total	$227,264	75	100.0%
(1)     All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$41,433	14	18.2%
Media	24,882	4	10.9
Insurance	24,838	13	10.9
Telecommunication Services	22,115	7	9.7
Health Care Equipment & Services	18,296	9	8.1
Software & Services	15,135	5	6.7
Energy	11,732	4	5.2
Diversified Financials	10,586	4	4.7
Retailing	9,517	2	4.2
Consumer Durables & Apparel	7,935	3	3.5
Technology, Hardware & Equipment	7,631	4	3.4
Consumer Services	7,608	3	3.3
All others (2)	25,556	21	11.2
Total	$227,264	93	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2017	$2,484	(1)	5	541,300	1.1%
2018	18,292		10	2,131,700	8.0
2019	27,514		9	1,472,800	12.1
2020	22,236		11	1,782,800	9.8
2021	11,440		7	1,106,500	5.0
2022	21,564		10	1,504,800	9.5
2023	18,150		7	1,162,200	8.0
Thereafter	105,584		34	8,617,600	46.5
Vacant	—		—	491,200	—
Total	$227,264		93	18,810,900	100.0%

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements for the impact of new accounting standards.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, our "Same Store" portfolio consisted of 74 properties, encompassing approximately 18.6 million square feet, with an acquisition value of $3.0 billion. The following table provides a comparative summary of the results of operations for the 74 properties for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$65,362	$66,634	$(1,272)	(2)%
Lease termination income	12,845	216	12,629	5,847%
Property expense recoveries	17,540	19,889	(2,349)	(12)%
Asset management fees to affiliates	5,572	5,510	62	1%
Property management fees to affiliates	2,486	2,359	127	5%
Property operating expense	11,805	11,865	(60)	(1)%
Property tax expense	11,003	11,124	(121)	(1)%
Depreciation and amortization	30,230	31,206	(976)	(3)%
Interest expense	1,378	1,924	(546)	(28)%
Rental Income
The decrease in rental income of $1.3 million compared to the same period a year ago is primarily the result of (1) approximately $0.7 million of reduced rental income for new tenants subsequent to the first quarter of 2016 and (2) $0.7 million of reduced rental income related to a lease termination in the first quarter of 2017.
Lease Termination Income
The increase in lease termination income of $12.6 million is primarily the result of a lease modification, which terminated the lease during the first quarter of 2017.

Property Expense Recoveries
The decrease in property expense recoveries of $2.3 million compared to the same period a year ago is primarily the result of (1) approximately $0.7 million related to a lease termination during the first quarter of 2017; and (2) approximately $1.8 million related to anticipated recoveries.
Depreciation and amortization
The decrease of $1.0 million as compared to the same period in prior year is primarily the result of (1) $2.0 million of accelerated amortization related to lease terminations in the prior and current period; offset by (2) $0.8 million related to a property reclassified from held for sale as of March 31, 2016 and no depreciation expense recorded, to held and used as of September 30, 2016.
Interest Expense
The decrease of $0.5 million as compared to the same period in the prior year is primarily the result of two mortgage loan payoffs.
Portfolio Analysis
As of March 31, 2017, we owned 75 properties. As of March 31, 2017, we have completed the offering stage of our life cycle, and may continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility, to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months ended March 31, 2017 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, acquisition fees and reimbursable expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$66,099	$66,634	$(535)	1%
Lease termination income	12,845	216	12,629	5,847%
Property expense recoveries	17,764	19,882	(2,118)	11%
Asset management fees to affiliates	5,933	5,789	144	2%
Property management fees to affiliates	2,528	2,370	158	7%
Property operating expense	12,004	11,869	135	1%
Property tax expense	11,013	11,126	(113)	1%
Acquisition fees and expenses to non-affiliates	—	110	(110)	100%
General and administrative expenses	1,544	1,024	520	51%
Corporate operating expenses to affiliates	628	265	363	137%
Depreciation and amortization	30,596	31,206	(610)	2%
Impairment provision	5,675	—	5,675	100%
Interest expense	12,068	12,029	39	—%
Lease Termination Income
The increase in lease termination income of $12.6 million is primarily the result of a lease modification, which terminated the lease during the first quarter of 2017.
Property Expense Recoveries

Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively "Recoverable Expenses"), which decreased by approximately $2.1 million compared to the same period in the prior year primarily as a result of (1) approximately $0.7 million related to a lease termination during the first quarter of 2017; (2) approximately $1.8 million related to lower anticipated recoveries for the current year; offset by (3) additional recoveries of $0.2 million related to real estate acquired subsequent to January 1, 2016.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2017 increased by approximately $0.5 million compared to the same period a year ago primarily as a result of higher state taxes.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended March 31, 2017 increased by approximately $0.4 million compared to the same period a year ago primarily as a result of an increase in personnel and rent costs incurred by our Advisor, which are allocated to us.
Depreciation and amortization
The decrease of $0.6 million as compared to the same period in the prior year is primarily the result of (1) $2.0 million of accelerated amortization related to lease terminations in the prior and current period; offset by (2) $0.8 million related to a property reclassified from held for sale as of March 31, 2016 and no depreciation expense recorded, to held and used as of September 30, 2016 and (3) $0.4 million related to properties acquired subsequent to January 1, 2016.
Impairment Provision
During the three months ended March 31, 2017, as a result of one tenant filing for bankruptcy, we recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
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

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-

market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. These costs have been funded with cash proceeds from our Public Offerings or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Public Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

•
Financed termination fee, net of payments received. We believe that a fee received from a tenant for terminating a lease is appropriately included as a component of rental revenue and therefore included in MFFO. If, however, the termination fee is to be paid over time, we believe the recognition of such termination fee into income should not be included in MFFO. Alternatively, we believe that the periodic amount paid by the tenant in subsequent periods to satisfy the termination fee obligation should be included in MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$14,306	$12,386
Adjustments:
Depreciation of building and improvements	14,085	13,217
Amortization of leasing costs and intangibles	16,504	17,982
Impairment provision	5,675	—
Equity interest of depreciation of building and improvements - unconsolidated entities	618	629
Equity interest of amortization of intangible assets - unconsolidated entities	1,176	1,199
FFO	$52,364	$45,413
Distributions to noncontrolling interests	(1,168)	(981)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$51,196	$44,432
Reconciliation of FFO to MFFO:
Adjusted FFO	$51,196	$44,432
Adjustments:
Acquisition fees and expenses to non-affiliates	—	110
Revenues in excess of cash received (straight-line rents)	(2,584)	(4,884)
Amortization of above/(below) market rent	405	842
Amortization of debt premium/(discount)	(438)	—
Amortization of ground leasehold interests (below market)	7	7
Financed termination fee, net of payments received	(10,949)	72
Amortization of deferred revenue	—	(1,228)
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(137)	(244)
Unrealized gain on derivatives	(17)	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	744	750
MFFO	$38,227	$39,857

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2015 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On July 20, 2015, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement") with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"), Bank of America, N.A. ("Bank of America"), Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan , the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement. The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement. Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement, by entering into the Increase Agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million.
As of March 31, 2017, the remaining capacity pursuant to the Revolver Loan was $79.6 million.
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, on July 9, 2015, we executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including our Unsecured Credit Facility. Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively.
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

The following table sets forth a summary of the interest rate swaps at March 31, 2017 and December 31, 2016 (dollars in thousands)

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$144	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	(80)	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(245)	(564)
Total				$(181)	$(3,101)

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2017, derivatives in a liability/asset position are included in the line item "Interest rate swap liability/Other assets," respectively, in the consolidated balance sheets at fair value.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2015 DRP Offering, and income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017		2018-2019		2020-2021		Thereafter
Outstanding debt obligations (1)	$1,457,354	$23,952	(4)	$32,336	(5)	$1,149,501	(6)	$251,565	(7)
Interest on outstanding debt obligations (2)	201,070	32,675		81,111		44,348		42,936
Interest rate swaps (3)	16,003	4,665		9,082		2,256		—
Ground lease obligations	34,790	149		397		397		33,847
Total	$1,709,217	$61,441		$122,926		$1,196,502		$328,348

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at March 31, 2017. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at March 31, 2017.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balance of the Plainfield property mortgage loan, which matures in 2017.

(5)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(6)	Amount also includes payment of the Term Loan which matures in 2020 and the Revolver Loan which matures in 2020, assuming the one-year extension is exercised.

(7)	Amount includes payment of the balances of:
•the Midland, Emporia Partners, Samsonite, and HealthSpring property mortgage loans, all of which mature in 2023,
•the Highway 94 property mortgage loan, which matures in 2024, and
•the AIG loan, which matures in 2029.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our 2015 DRP Offering, operating cash flows generated from our properties, and draws from our Unsecured Credit Facility. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.

Our cash and cash equivalent balances increased by approximately $7.6 million during the three months ended March 31, 2017 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2017, we generated $38.1 million compared to $31.7 million for the three months ended March 31, 2016. Net cash provided in operating activities before changes in operating assets and liabilities for the three months ended March 31, 2017 decreased by approximately $2.8 million to approximately $36.4 million compared to $39.3 million for the three months ended March 31, 2016. The decrease is primarily related to a decrease in occupancy of approximately 1.5%.
Investing Activities. During the three months ended March 31, 2017, we generated approximately $0.7 million in cash provided by investing activities compared to $68.3 million provided by investing activities during the same period in 2016. The $67.6 million decrease in cash provided by investing activities is primarily related to the following:
•$47.0 million related to the release of proceeds during the prior period that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code; and
•$25.7 million repayment of a mortgage loan receivable from an affiliated party during the prior period;
offset by
•$5.0 million decrease in cash paid for property acquisitions, payments for construction in progress and improvements to real estate.
Financing Activities. During the three months ended March 31, 2017, we used approximately $31.3 million of cash in financing activities compared to approximately $90.9 million in cash used in financing activities during the same period in 2016. The decrease in cash used in financing activities of $59.7 million is primarily comprised of the following:
•$139.3 million decrease in principal repayments on the Unsecured Credit Facility; and
•$17.6 million decrease in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
offset by
•$69.2 million decrease in proceeds from borrowings under the Unsecured Credit Facility;
•$22.8 million increase in principal payoff of mortgage debt;
•$5.2 million increase in repurchases of common stock; and
•$0.6 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through March 31, 2017, we funded 91% of our cash distributions from cash flows provided by operating activities and 9% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$1,168			$4,425
Distributions paid in cash — common stockholders	17,432			69,463
Distributions of DRP	12,554			52,174
Total distributions	$31,154	(1)		$126,062
Source of distributions (2)
Cash flows provided by operations	$18,600		60%	$73,888	59%
Offering proceeds from issuance of common stock pursuant to the DRP	12,554		40%	52,174	41%
Total sources	$31,154	(3)	100%	$126,062	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of March 31, 2017 were $6.4 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2017, we paid and declared distributions of approximately $30.1 million to common stockholders including shares issued pursuant to the DRP and approximately $1.1 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the three months ended March 31, 2017 of approximately $51.2 million and $38.2 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $4.4 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017. There have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As noted in Note 9, Equity – Share Redemption Program, we adopted a SRP that enables stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by us. During any calendar year, we will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through March 31, 2017, we had redeemed 7,074,186 shares of common stock for approximately $70.3 million at a weighted average price per share of $9.94 pursuant to the SRP. As of March 31, 2017, there were 2,055,317 shares totaling approximately $20.5 million subject to redemption requests. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.

During the quarter ended March 31, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2017	—	N/A	—	(1)
February 28, 2017	1,155,532	10.01	1,155,532	(1)
March 31, 2017	—	N/A	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive income (loss) (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 11, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)