Form 10-Q
period 2017-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2017-08-14
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2017: 172,692,879 shares of common stock, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$53,935	$43,442
Restricted cash	14,830	13,420
Real estate:
Land	371,137	374,557
Building and improvements	2,106,465	2,102,785
Tenant origination and absorption cost	538,150	541,646
Construction in progress	5,808	5,401
Total real estate	3,021,560	3,024,389
Less: accumulated depreciation and amortization	(396,823)	(338,552)
Total real estate, net	2,624,737	2,685,837
Investments in unconsolidated entities	41,696	46,313
Intangible assets, net	22,375	29,048
Deferred rent	48,467	43,900
Deferred leasing costs, net	16,234	14,139
Other assets	22,304	18,704
Total assets	$2,844,578	$2,894,803
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$316,997	$343,461
Term Loan	711,045	710,489
Revolver Loan	417,193	393,585
Total debt	1,445,235	1,447,535
Restricted reserves	9,745	9,437
Interest rate swap liability	542	3,101
Accrued expenses and other liabilities	91,090	73,469
Distributions payable	6,249	6,377
Due to affiliates	3,664	2,719
Below market leases, net	28,523	31,636
Total liabilities	1,585,048	1,574,274
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of June 30, 2017 and December 31, 2016	4,887	4,887
Common stock subject to redemption	67,256	92,058
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 175,228,093 and 176,032,871 shares outstanding, as of June 30, 2017 and December 31, 2016	175	176
Additional paid-in capital	1,561,650	1,561,516
Cumulative distributions	(394,177)	(333,829)
Accumulated deficit	(7,268)	(29,750)
Accumulated other comprehensive loss	(1,841)	(4,643)
Total stockholders’ equity	1,158,539	1,193,470
Noncontrolling interests	28,848	30,114
Total equity	1,187,387	1,223,584
Total liabilities and equity	$2,844,578	$2,894,803
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rental income	$65,111	$67,536	$131,210	$134,170
Lease termination income	—	—	12,845	216
Property expense recoveries	17,661	19,052	35,425	38,934
Total revenue	82,772	86,588	179,480	173,320
Expenses:
Asset management fees to affiliates	5,932	5,889	11,865	11,678
Property management fees to affiliates	2,538	2,421	5,066	4,791
Property operating expense	11,750	12,245	23,754	24,114
Property tax expense	11,536	11,112	22,549	22,238
Acquisition fees and expenses to non-affiliates	—	424	—	534
Acquisition fees and expenses to affiliates	—	1,239	—	1,239
General and administrative expenses	2,700	2,348	4,244	3,372
Corporate operating expenses to affiliates	679	588	1,307	853
Depreciation and amortization	29,952	31,481	60,548	62,687
Impairment provision	—	—	5,675	—
Total expenses	65,087	67,747	135,008	131,506
Income before other income and (expenses)	17,685	18,841	44,472	41,814
Other income (expenses):
Interest expense	(12,472)	(12,815)	(24,540)	(24,844)
Other income	136	243	235	2,069
Loss from investment in unconsolidated entities	(482)	(354)	(994)	(738)
Gain on acquisition of unconsolidated entity	—	666	—	666
Gain from disposition of assets	4,293	—	4,293	—
Net income	9,160	6,581	23,466	18,967
Less: Net (income) attributable to noncontrolling interests	(316)	(244)	(808)	(650)
Net income attributable to controlling interest	8,844	6,337	22,658	18,317
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(89)	(176)	(178)
Net income attributable to common stockholders	$8,756	$6,248	$22,482	$18,139
Net income attributable to common stockholders per share, basic and diluted	$0.05	$0.04	$0.13	$0.10
Weighted average number of common shares outstanding, basic and diluted	175,048,607	175,567,424	175,359,706	175,379,795
Distributions declared per common share	$0.17	$0.17	$0.34	$0.34
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,160	$6,581	$23,466	$18,967
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	6	(151)	178	(783)
Change in fair value of swap agreements	(202)	(9,158)	2,723	(24,100)
Total comprehensive income (loss)	8,964	(2,728)	26,367	(5,916)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(89)	(176)	(178)
Less: comprehensive (income) loss attributable to noncontrolling interests	(309)	101	(907)	206
Comprehensive income (loss) attributable to common stockholders	$8,567	$(2,716)	$25,284	$(5,888)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
BALANCE December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Stock-based compensation	13,000	—	133	—	—	—	133	—	133
Distributions to common stockholders	—	—	—	(35,278)	—	—	(35,278)	—	(35,278)
Issuance of shares for distribution reinvestment plan	2,401,362	2	25,068	(25,070)	—	—	—	—	—
Repurchase of common stock	(3,219,140)	(3)	(32,143)	—	—	—	(32,146)	—	(32,146)
Additions to common stock subject to redemption	—	—	7,076	—	—	—	7,076	—	7,076
Issuance of limited partnership units	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,167)	(2,167)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	—	22,482	—	22,482	808	23,290
Other comprehensive income	—	—	—	—	—	2,802	2,802	99	2,901
BALANCE June 30, 2017	175,228,093	$175	$1,561,650	$(394,177)	$(7,268)	$(1,841)	$1,158,539	$28,848	$1,187,387
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$23,466	$18,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	28,296	27,006
Amortization of leasing costs and intangibles, including ground leasehold interests	32,252	35,681
Amortization of above and below market leases	721	1,573
Amortization of deferred financing costs	1,426	1,302
Amortization of debt premium	(430)	(134)
Amortization of deferred revenue	—	(1,228)
Deferred rent	(5,065)	(8,923)
Termination fee revenue - receivable from tenant	(12,845)	—
Gain from acquisition of unconsolidated entity	—	(666)
Gain from sale of depreciable operating property	(4,293)	—
Unrealized loss on interest rate swaps	27	5
Loss from investment in unconsolidated entities	994	738
Impairment provision	5,675	—
Stock-based compensation	133	8
Change in operating assets and liabilities:
Deferred leasing costs and other assets	7,091	3,522
Restricted cash	(412)	5,069
Accrued expenses and other liabilities	(1,318)	(6,753)
Due to affiliates, net	945	(5,463)
Net cash provided by operating activities	76,663	70,704
Investing Activities:
Acquisition of properties, net	—	(7,897)
Proceeds from disposition of properties	10,245	—
Real estate funds held for exchange	—	47,031
Reserves for tenant improvements	(689)	1,951
Improvements to real estate	(558)	(6,113)
Payments for construction-in-progress, net	(5,774)	(7,030)
Mortgage receivable from affiliate	—	25,741
Distributions of capital from investment in unconsolidated entities	3,801	3,970
Net cash provided by investing activities	7,025	57,653
Financing Activities:
Proceeds from borrowings - Term Loan	—	75,000
Proceeds from borrowings - Revolver Loan	23,000	23,600
Principal payoff of secured indebtedness - Mortgage Debt	(22,820)	(6,370)
Principal payoff of secured indebtedness - Revolver Loan	—	(139,344)
Partial principal payoff of secured indebtedness - TW Telecom mortgage loan	(324)	—
Principal amortization payments on secured indebtedness	(2,965)	(2,260)
Deferred financing costs	(185)	(740)
Purchase of noncontrolling interest	—	(18,129)
Repurchase of common stock	(32,146)	(16,098)
Distributions to noncontrolling interests	(2,362)	(2,050)
Distributions to common stockholders	(35,393)	(34,460)
Net cash used in financing activities	(73,195)	(120,851)
Net increase in cash and cash equivalents	10,493	7,506
Cash and cash equivalents at the beginning of the period	43,442	21,944
Cash and cash equivalents at the end of the period	$53,935	$29,450
Supplemental Disclosures of Significant Non-cash Transactions:
Increase/(decrease) in fair value of interest rate swap agreement	$2,696	$(24,100)
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$—	$11,941
Mortgage debt assumed in conjunction with the contribution of real estate assets	$—	$22,441
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$177	$89
Common stock issued pursuant to the distribution reinvestment plan	$25,070	$26,180
Common stock redemptions funded subsequent to period-end	$29,292	$13,813
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

1.	Organization
Griffin Capital Essential Asset REIT, Inc., a Maryland corporation (the "Company"), was formed on August 28, 2008 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2010. The Company was organized primarily with the purpose of acquiring single tenant properties that are essential to the tenant’s business and used a substantial amount of the net proceeds from the Public Offerings (as defined below) to invest in these properties. The Company’s year end is December 31.
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
From 2009 to 2014, the Company offered shares of common stock pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale pursuant to the distribution reinvestment plan ("DRP"). The Company issued 126,592,885 total shares of its common stock for gross proceeds of approximately $1.3 billion pursuant to the Private Offering and Public Offerings.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”). On June 9, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $104.4 million in shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of June 30, 2017, the Company had issued 184,365,887 shares of common stock and received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 175,228,093 shares outstanding at June 30, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of June 30, 2017 and December 31, 2016, the Company had issued approximately $187.5 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $90.9 million and $58.8 million, respectively, and redemptions payable totaling approximately $29.3 million and $11.6 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. Since inception and through June 30, 2017, the Company had redeemed 9,137,794 shares of common stock for approximately $90.9 million pursuant to the share redemption program.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of June 30, 2017, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the six months ended June 30, 2017 and year ended December 31, 2016. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2017.
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company adopted this accounting standard early effective January 1, 2017. As a result of the Company's adoption of ASU 2017-01, Business Combinations, the Company anticipates that many of its future acquisitions (if any) will be treated as asset acquisitions, which will result in a lower amount of acquisition-related costs being expensed on the Company's consolidated statement of operations, as the majority of those costs will be capitalized and included as part of the relative fair value allocation of the purchase price. However, since the Company's acquisition activity at this stage is substantially reduced, the impact of ASU 2017-01, Business Combinations, will be insignificant to its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Revenue Recognition
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently conducting an evaluation of the impact of the guidance on the Company's consolidated financial statements and related disclosures. The Company currently believes that the adoption of the standard will not significantly change the accounting for operating leases on the Company's consolidated balance sheets where the Company is the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The Company currently expects that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line basis over the term of the lease and certain non-lease components (such as common area maintenance and provision of utilities) being accounted for under the new revenue recognition guidance in ASU 2014-09 discussed below, even when revenue for such non-lease components is not separately stipulated in the lease. The Company is evaluating whether the bifurcation of non-lease components will affect the timing or recognition of certain lease revenues. Additionally, the Company is analyzing its current ground lease obligation under ASU 2016-02. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its condensed consolidated financial statements and related disclosures and will adopt ASU 2016-02 as of January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU 2014-09 and will be governed by the applicable lease codification (ASU 2016-02). In conjunction with the adoption of the leasing guidance, the Company is currently in the process of evaluating certain variable payment terms included in these lease arrangements which are governed by ASU 2014-09.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of reporting revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

3.	Real Estate
As of June 30, 2017, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2017 to 2036.

Remaining 2017	$124,056
2018	250,152
2019	224,936
2020	199,698
2021	182,695
Thereafter	867,185
Total	$1,848,722
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
In-place lease valuation (above market)	$44,257	$47,419
In-place lease valuation (above market) - accumulated amortization	(24,040)	(20,543)
In-place lease valuation (above market), net	20,217	26,876
Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(96)	(82)
Ground leasehold interest (below market), net	2,158	2,172
Intangible assets, net	$22,375	$29,048
In-place lease valuation (below market)	$(51,965)	$(51,966)
In-place lease valuation (below market) - accumulated amortization	23,442	20,330
In-place lease valuation (below market), net	$(28,523)	$(31,636)
Tenant origination and absorption cost	$538,150	$541,646
Tenant origination and absorption cost - accumulated amortization	(227,668)	(197,173)
Tenant origination and absorption cost, net	$310,482	$344,473

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2017 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2017	$461	$28,999	$20	$747
2018	$(640)	$53,136	$27	$1,871
2019	$(1,815)	$44,773	$27	$1,901
2020	$(815)	$35,631	$27	$1,878
2021	$(677)	$31,091	$27	$1,802
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
2500 Windy Ridge Parkway
In January 2017, Coca-Cola Refreshments USA, Inc. terminated their lease at the 2500 Windy Ridge Parkway property located in Atlanta, Georgia (an office facility); consequently, the Company released Coca-Cola Refreshments USA, Inc. from any and all obligations under the lease in-place effective December 31, 2016. In exchange, the Company agreed to a fee of $12.8 million, which is included in rental income on the consolidated statements of operations for the six months ended June 30, 2017. The fee is being paid in quarterly installments over a two year period equal to $1.6 million. The Company received the first payment on January 31, 2017. During the year ended December 31, 2016, and as a result of the lease termination, the Company accelerated approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately$0.4 million of deferred rent.
400 Bertha Lamme Drive
During the six months ended June 30, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy, the Company recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would not be recoverable. In determining the fair value of intangible lease assets, the Company considered Level 3 inputs. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition.
Sale of Property
12669 Encinitas Avenue
On June 30, 2017, the Company sold the ITT property located in Los Angeles, California for total proceeds of $10.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $5.4 million. Upon the sale of the property, the Company recognized a gain of approximately $4.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

4.	Investments
Investment in Unconsolidated Entities
Digital Realty Trust, Inc.
On September 9, 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately five years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive loss. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive income for the six months ended June 30, 2017.
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
As of June 30, 2017, the balance of the investment is shown below:

Digital Realty Joint Venture
Balance December 31, 2016	$46,313
Other comprehensive income	178
Net loss	(994)
Distributions	(3,801)
Balance June 30, 2017	$41,696

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

5.	Debt
As of June 30, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	Balance as of
	June 30, 2017	December 31, 2016	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield loan	$18,738	$18,932	6.65%	September 2017	6.74%
Emporia Partners loan	3,180	3,377	5.88%	September 2023	5.96%
Ace Hardware loan	—	22,922	—	—	—
Highway 94 loan	17,767	18,175	3.75%	August 2024	5.04%
Samsonite loan	23,380	23,786	6.08%	September 2023	5.24%
HealthSpring loan	21,922	22,149	4.18%	April 2023	4.59%
Midland loan	105,137	105,600	3.94%	April 2023	4.04%
AIG loan	110,101	110,640	4.96%	February 2029	5.07%
TW Telecom loan	19,599	20,353	LIBO Rate +2.45% (3)	August 2019	3.73%
Total Mortgage Debt	319,824	345,934
Term Loan	715,000	715,000	LIBO Rate +1.40% (3)	July 2020	2.84%
Revolver Loan	420,409	397,409	LIBO Rate +1.45% (3)	July 2020 (4)	2.97%
Total Debt	1,455,233	1,458,343
Unamortized Deferred Financing Costs and Discounts, net	(9,998)	(10,808)
Total Debt, net	$1,445,235	$1,447,535

(1)
Including the effect of interest rate swap agreements with a total notional amount of $825.0 million, the weighted average interest rate as of June 30, 2017 was 3.25% for the Company’s fixed-rate and variable-rate debt combined and 3.45% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of June 30, 2017 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of June 30, 2017 was 1.23%.

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
In March 2017, the Company, through the Operating Partnership, drew an additional $23.0 million to pay off the remaining balance of the Ace Hardware loan.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and Unsecured Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2017.

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
The following table sets forth a summary of the interest rate swaps at June 30, 2017 and December 31, 2016:

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(412)	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	138	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(130)	(564)
Total				$(404)	$(3,101)

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2017, derivatives in a liability/asset position are included in the line item "Interest rate swap liability/Other assets," respectively, in the consolidated balance sheets at fair value.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

Six Months Ended
June 30, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain recognized in AOCL on derivatives (effective portion)	$54
Amount of gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$2,637
Amount of loss recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(27)
During the 12 months subsequent to June 30, 2017, the Company estimates that an additional $1.4 million of expense will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2017 and December 31, 2016, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.4 million and $3.1 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Redemptions payable	$29,292	$11,565
Prepaid rent	18,993	16,799
Real estate taxes payable	18,596	24,585
Interest payable	8,524	7,606
Other liabilities	15,685	12,914
Total	$91,090	$73,469

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2017 and year ended December 31, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017
Interest Rate Swap Asset	$138	$—	$138	$—
Interest Rate Swap Liability	$(542)	$—	$(542)	$—
December 31, 2016
Interest Rate Swap Liability	$(3,101)	$—	$(3,101)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2017 and December 31, 2016. The fair value of the three mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG loan	$116,124	$110,101	$113,052	$110,640
Highway 94 loan	16,786	17,767	17,073	18,175
Samsonite loan	24,404	23,380	24,349	23,786

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2017 and December 31, 2016. See Note 5, Debt, for details.

9.	Equity
Common Equity
As of June 30, 2017, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 175,228,093 shares outstanding at June 30, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders.
As of June 30, 2017 and December 31, 2016, the Company had issued approximately $187.5 million and $162.4 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Pursuant to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at 100% of the NAV of the shares.
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. Since inception and through June 30, 2017, the Company had redeemed 9,137,794 shares of common stock for approximately $90.9 million at a weighted average price per share of $9.95 pursuant to the SRP. As of June 30, 2017, there were 2,937,077 shares totaling approximately $29.3 million subject to redemption requests. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
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
As of June 30, 2017, noncontrolling interests were approximately 3% of total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

the Company to lose its REIT election. There were no redemption requests during the six months ended June 30, 2017 and year ended December 31, 2016.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	$30,114	$21,318
Contribution/issuance of noncontrolling interests	—	11,941
Distributions to noncontrolling interests	(2,167)	(4,124)
Allocated distributions to noncontrolling interests subject to redemption	(6)	(11)
Net income	808	912
Other comprehensive income	99	78
Ending balance	$28,848	$30,114
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
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2017 and due to affiliates as of December 31, 2016:

	As of December 31, 2016	Six Months Ended June 30, 2017
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Operating expenses	$—	$1,307	$628	$679
Asset management fees	1,982	11,865	11,871	1,976
Property management fees	737	5,066	5,008	795
Leasing commissions	—	2,220	2,220	—
Costs advanced by the Advisor	—	510	296	214
Total	$2,719	$20,968	$20,023	$3,664
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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Operating expenses for the three and six months ended June 30, 2017 included approximately $0.2 million and $0.3 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.1 million, respectively, for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and six months ended June 30, 2017. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 13 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
•the effect of the acquisition on concentration/diversification of each program’s investments; and
•the income tax effects of the purchase to each program.
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR II, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.2 million for the six months ended June 30, 2017 and 2016, related to the ground lease. As of June 30, 2017, the remaining required payments under the terms of the ground lease are as follows:

June 30, 2017
Remaining 2017	$99
2018	198
2019	198
2020	198
2021	198
Thereafter	33,850
Total	$34,741
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

12.	Declaration of Distributions
During the quarter ended June 30, 2017, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On June 14, 2017, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2017 through September 30, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

13.	Subsequent Events
Offering Status
As of August 9, 2017, the Company had issued 16,392,229 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $168.7 million.
Fourth Articles of Amendment and Restatement
On July 14, 2017, the Company’s stockholders approved the amendment and restatement of the Company’s charter (the "Fourth Amended and Restated Charter") to remove or revise the provisions included from the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts and to enable the declaration and payment of a dividend of one class of stock to the holders of another class of stock, so that the resulting charter would be more similar to those of publicly-traded REITs incorporated in Maryland. The Fourth Amended and Restated Charter was filed with the Maryland State Department of Assessments and Taxation and became effective on July 14, 2017.
Amended and Restated Bylaws
On August 10, 2017, the Company’s board of directors approved the amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), which became effective upon approval. The general intent of the Amended and Restated Bylaws is to conform the Company’s bylaws to the provisions of the Fourth Amended and Restated Charter. Additionally, the Amended and Restated Bylaws reflect recent updates and developments in Maryland law and public company governance.

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
On August 28, 2008, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. From 2009 to 2014, we offered shares of common stock pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale pursuant to the distribution reinvestment plan ("DRP"). We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion pursuant to the Private Offering and Public Offerings.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”). On June 9, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of $104.4 million in shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). In connection with the DRP Offerings, we had issued 15,993,034 shares of our common stock for gross proceeds of approximately $164.5 million through June 30, 2017. The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of June 30, 2017, our real estate portfolio consisted of 74 properties in 20 states and 92 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to June 30, 2017 was approximately $228.0 million with approximately 72.0% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our portfolio, based on square footage, is approximately 96.7% leased as of June 30, 2017, with a weighted average remaining lease term of 6.9 years, average annual rent increases of approximately 2.0%, and a debt to total real estate acquisition value of 48.7%.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to June 30, 2017, pursuant to the respective in-place leases, was greater than 7% as of June 30, 2017.
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$35,961	6	15.9%
Texas	31,630	10	13.9
Illinois	22,172	8	9.7
Ohio	21,750	8	9.5
Georgia	16,704	4	7.3
Colorado	16,383	6	7.2
Arizona	12,155	4	5.3
New Jersey	11,161	3	4.9
Tennessee	10,328	2	4.5
North Carolina	8,065	3	3.5
Missouri	7,351	4	3.2
Virginia	7,310	1	3.2
All others (1)	27,033	15	11.9
Total	$228,003	74	100.0%

(1)	All others account for less than 3% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$41,399	14	18.1%
Insurance	25,162	12	11.0
Media	24,554	4	10.8
Telecommunication Services	22,178	7	9.7
Health Care Equipment & Services	18,946	9	8.3
Software & Services	15,513	5	6.8
Energy	11,078	4	4.9
Diversified Financials	10,572	4	4.6
Retailing	9,549	2	4.2
Consumer Durables & Apparel	7,945	3	3.5
Consumer Services	7,880	4	3.5
Technology, Hardware & Equipment	7,680	4	3.4
All others (2)	25,547	20	11.2
Total	$228,003	92	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2017	$267	(1)	1	124,900	0.1%
2018	15,068		10	1,948,300	6.6
2019	28,064		9	1,472,800	12.3
2020	22,359		11	1,782,800	9.8
2021	11,472		7	1,106,500	5.0
2022	21,629		10	1,504,800	9.5
2023	17,980		7	1,162,200	7.9
Thereafter	111,164		37	9,097,800	48.8
Vacant	—		—	575,000	0.0
Total	$228,003		92	18,775,100	100.0%

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
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 7.0% of our annualized base rental revenue will expire during the period from July 1, 2017 to December 31, 2018. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period July 1, 2017 to December 31, 2018, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Same Store Analysis
For the three months ended June 30, 2017, our "Same Store" portfolio consisted of 73 properties, encompassing approximately 18.6 million square feet, with an acquisition value of $2.9 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 73 properties for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$64,463	$66,849	$(2,386)	(4)%
Property expense recoveries	17,060	18,848	(1,788)	(9)%
Asset management fees to affiliates	5,556	5,537	19	0%
Property management fees to affiliates	2,400	2,383	17	1%
Property operating expense	11,405	12,091	(686)	(6)%
Property tax expense	11,122	11,077	45	0%
Depreciation and amortization	29,568	31,137	(1,569)	(5)%
Interest expense	2,452	3,229	(777)	(24)%
Rental Income
Rental income for the three months ended June 30, 2017 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. Rental income for the three months ended June 30, 2017 decreased by approximately $2.4 million compared to the same period in the prior year primarily as a result of (1)

approximately $1.2 million in a lease termination and a tenant bankruptcy; and (2) approximately $0.8 million in higher vacancies and concessions in the current year.
Property Expense Recoveries
Also included as a component of revenue is the recovery of property operating expenses, including repairs and maintenance, property taxes and insurance, and certain capital expenses (collectively, "Recoverable Expenses"), which decreased by approximately $1.8 million compared to the same period in the prior year primarily as a result of (1) approximately $0.7 million related to a lease termination during the first quarter of 2017; (2) approximately $1.4 million related to lower anticipated recoveries and prior year tax appeals won in the current year owed to tenants; offset by (3) additional recoveries of approximately $0.5 million related to increases in property value assessments.
Property Operating Expenses
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total decrease of approximately $0.7 million compared to the same period a year ago is primarily a result of timing on expenses incurred of approximately $0.7 million; offset by an increase in vacancy at two properties, which increased operating expenses by approximately $0.2 million.
Depreciation and Amortization
The decrease of approximately $1.6 million as compared to the same period in the prior year is primarily the result of (1) approximately $2.7 million additional amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year; offset by (2) $0.8 million related to a property reclassified from held for sale as of June 30, 2016 and no depreciation expense recorded; and (3) $0.3 million related to intangibles placed in service subsequent to June 30, 2016.
Interest Expense
The decrease of approximately $0.8 million as compared to the same period in the prior year is primarily the result of three mortgage loan payoffs subsequent to June 30, 2016.
Comparison of the Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, our "Same Store" portfolio consisted of 73 properties, encompassing approximately 18.6 million square feet, with an acquisition value of $2.9 billion. The following table provides a comparative summary of the results of operations for the 73 properties for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$129,825	$133,322	$(3,497)	(3)%
Lease termination income	12,845	216	12,629	5,847%
Property expense recoveries	34,599	38,705	(4,106)	(11)%
Asset management fees to affiliates	11,115	11,033	82	1%
Property management fees to affiliates	4,885	4,737	148	3%
Property operating expense	23,157	23,956	(799)	(3)%
Property tax expense	22,125	22,175	(50)	0%
Depreciation and amortization	59,778	62,261	(2,483)	(4)%
Impairment provision	5,675	—	5,675	100%
Interest expense	4,888	6,480	(1,592)	(25)%
Rental Income
The decrease in rental income of approximately $3.5 million compared to the same period a year ago is primarily the result of (1) approximately $2.5 million in lease terminations and a tenant bankruptcy; and (2) approximately $1.0 million in reduction of occupied space and concessions to new tenants.

Lease Termination Income
The increase in lease termination income of approximately $12.6 million is primarily the result of a lease modification, which terminated the lease during the first quarter of 2017.
Property Expense Recoveries
The decrease in property expense recoveries of $4.1 million compared to the same period a year ago is primarily the result of (1) approximately $1.4 million related to a lease termination during the first quarter of 2017; (2) approximately $3.0 million related to lower anticipated recoveries and prior year tax appeals won in the current year owed to tenants; offset by (3) concessions in the prior period and increases in property value assessments of approximately $1.0 million.
Impairment Provision
The increase in impairment provision expense is a result of one tenant filing for bankruptcy in the current period. We recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
Interest Expense
The decrease of approximately $1.6 million as compared to the same period in the prior year is primarily the result of three mortgage loan payoffs subsequent to June 30, 2016.
Portfolio Analysis
As of June 30, 2017, we owned 74 properties and have completed the offering stage of our life cycle. We may continue to deploy capital raised in our Public Offerings, along with draws from our Unsecured Credit Facility, to acquire assets that adhere to our investment criteria.
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$65,111	$67,536	$(2,425)	(4)%
Property expense recoveries	17,661	19,052	(1,391)	(7)%
Asset management fees to affiliates	5,932	5,889	43	1%
Property management fees to affiliates	2,538	2,421	117	5%
Property operating expense	11,750	12,245	(495)	(4)%
Property tax expense	11,536	11,112	424	4%
Acquisition fees and expenses to non-affiliates	—	424	(424)	(100)%
Acquisition fees and expenses to affiliates	—	1,239	(1,239)	(100)%
General and administrative expenses	2,700	2,348	352	15%
Corporate operating expenses to affiliates	679	588	91	15%
Depreciation and amortization	29,952	31,481	(1,529)	(5)%
Interest expense	12,472	12,815	(343)	(3)%
Rental Income
Rental income for the three months ended June 30, 2017 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. Rental income for the three months ended June 30, 2017 decreased by approximately $2.4 million compared to the same period in the prior year primarily as a result of (1) approximately $1.4 million in lease terminations and a tenant bankruptcy; (2) approximately $0.8 million in reduction of occupied space and concessions to new tenants; offset by (3) approximately $0.2 million of rental income related to real estate acquired subsequent to March 31, 2016.

Property Expense Recoveries
The decrease in property expense recoveries of approximately $1.4 million compared to the same period in the prior year is primarily a result of (1) approximately $1.4 million related to lower anticipated recoveries and prior year tax appeals won in the current year; (2) approximately $0.7 million related to a lease termination during the first quarter of 2017; offset by (3) additional recoveries of approximately $0.5 million related to increases in property value assessments.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by approximately $1.7 million for the three months ended June 30, 2017 compared to the same period a year ago due to no acquisition activity in the current period.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2017 increased by approximately $0.4 million compared to the same period a year ago primarily as a result of higher state taxes.
Comparison of the Six Months Ended June 30, 2017 and 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$131,210	$134,170	$(2,960)	(2)%
Lease termination income	12,845	216	12,629	5,847%
Property expense recoveries	35,425	38,934	(3,509)	(9)%
Asset management fees to affiliates	11,865	11,678	187	2%
Property management fees to affiliates	5,066	4,791	275	6%
Property operating expense	23,754	24,114	(360)	(1)%
Property tax expense	22,549	22,238	311	1%
Acquisition fees and expenses to non-affiliates	—	534	(534)	(100)%
Acquisition fees and expenses to affiliates	—	1,239	(1,239)	(100)%
General and administrative expenses	4,244	3,372	872	26%
Corporate operating expenses to affiliates	1,307	853	454	53%
Depreciation and amortization	60,548	62,687	(2,139)	(3)%
Impairment provision	5,675	—	5,675	100%
Interest expense	24,540	24,844	(304)	(1)%
Lease Termination Income
The increase in lease termination income of approximately $12.6 million is primarily the result of a lease modification, which terminated the lease during the first quarter of 2017.
Property Expense Recoveries
Recoverable Expenses decreased by approximately $3.5 million compared to the same period in the prior year primarily as a result of (1) approximately $1.4 million related to a lease termination during the first quarter of 2017; (2) approximately $3.0 million related to lower anticipated recoveries and prior year tax appeals won in the current year owed to tenants; offset by (3) concessions in the prior period and increases in property value assessments of approximately $1.0 million.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by approximately $1.8 million for the six months ended June 30, 2017 compared to the same period a year ago due to no acquisition activity in the current period.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2017 increased by approximately $0.9 million compared to the same period a year ago primarily as a result of higher state taxes.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the six months ended June 30, 2017 increased by approximately $0.5 million compared to the same period a year ago primarily as a result of an increase in personnel and rent costs incurred by our Advisor, which are allocated to us.
Impairment Provision
During the six months ended June 30, 2017 as a result of Westinghouse Electric Company, LLC filing for bankruptcy, we recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,160	$6,581	$23,466	$18,967
Adjustments:
Depreciation of building and improvements	14,211	13,788	28,296	27,005
Amortization of leasing costs and intangibles	15,734	17,686	32,238	35,668
Impairment provision	—	—	5,675	—
Equity interest of depreciation of building and improvements - unconsolidated entities	619	621	1,237	1,250
Equity interest of amortization of intangible assets - unconsolidated entities	1,171	1,188	2,347	2,387
Gain from sale of depreciable operating property	(4,293)	—	(4,293)	—
Gain on acquisition of unconsolidated entity	—	(666)	—	(666)
FFO	$36,602	$39,198	$88,966	$84,611
Distributions to noncontrolling interests	(1,181)	(1,124)	(2,349)	(2,105)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$35,421	$38,074	$86,617	$82,506
Reconciliation of FFO to MFFO:
Adjusted FFO	$35,421	$38,074	$86,617	$82,506
Adjustments:
Acquisition fees and expenses to non-affiliates	—	424	—	534
Acquisition fees and expenses to affiliates	—	1,239	—	1,239
Revenues in excess of cash received (straight-line rents)	(2,481)	(4,039)	(5,065)	(8,923)
Amortization of above/(below) market rent	316	731	721	1,573
Amortization of debt premium/(discount)	8	—	(430)	—
Amortization of ground leasehold interests (below market)	7	7	14	14
Revenues in excess of cash received	—	—	(12,845)	(202)
Financed termination fee payments received	5,070	278	6,966	552
Amortization of deferred revenue	—	—	—	(1,228)
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(112)	(217)	(249)	(461)
Unrealized loss (gain) on derivatives	12	—	(5)	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	744	746	1,488	1,496
MFFO	$38,985	$37,243	$77,212	$77,100

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of the Unsecured Credit Facility and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2017 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On July 20, 2015, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement") with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"), Bank of America, N.A. ("Bank of America"), Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBank Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan, the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of five years, maturing on July 20, 2020.
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
As of June 30, 2017, the remaining capacity pursuant to the Revolver Loan was $79.6 million.
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

The following table sets forth a summary of the interest rate swaps at June 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(412)	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	138	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(130)	(564)
Total				$(404)	$(3,101)

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2017, derivatives in a liability/asset position are included in the line item "Interest rate swap liability/Other assets," respectively, in the consolidated balance sheets at fair value.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2017 DRP Offering, and income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017		2018-2019		2020-2021		Thereafter
Outstanding debt obligations (1)	$1,455,234	$22,198	(4)	$32,012	(5)	$1,149,501	(6)	$251,523	(7)
Interest on outstanding debt obligations (2)	197,817	21,925		86,534		46,422		42,936
Interest rate swaps (3)	9,668	1,972		6,119		1,577		—
Ground lease obligations	34,741	99		396		396		33,850
Total	$1,697,460	$46,194		$125,061		$1,197,896		$328,309

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at June 30, 2017. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at June 30, 2017.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balance of the Plainfield loan, which matures in 2017.

(5)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(6)	Amount also includes payment of the Term Loan which matures in 2020 and the Revolver Loan which matures in 2020, assuming the one-year extension is exercised.

(7)	Amount includes payment of the balances of:
•the Midland, Emporia Partners, Samsonite, and HealthSpring loans, all of which mature in 2023,
•the Highway 94 loan, which matures in 2024, and
•the AIG loan, which matures in 2029.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our 2017 DRP Offering, operating cash flows generated from our properties, and draws from our Unsecured Credit Facility. All advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement.

Our cash and cash equivalent balances increased by approximately $10.5 million during the six months ended June 30, 2017 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2017, we generated $76.7 million compared to $70.7 million for the six months ended June 30, 2016. Net cash provided in operating activities before changes in operating assets and liabilities for the six months ended June 30, 2017 decreased by approximately $3.9 million to approximately $70.4 million compared to approximately $74.3 million for the six months ended June 30, 2016. The decrease is primarily related to a decrease in occupancy of approximately 2.3%.
Investing Activities. During the six months ended June 30, 2017, we generated approximately $7.0 million in cash provided by investing activities compared to approximately $57.7 million provided by investing activities during the same period in 2016. The $50.7 million decrease in cash provided by investing activities is primarily related to the following:
•$47.0 million related to the release of proceeds during the prior period that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code; and
•$25.7 million repayment of a mortgage loan receivable from an affiliated party during the prior period;
offset by
•$14.7 million decrease in cash paid for property acquisitions, payments for construction in progress and improvements to real estate; and
•$10.2 million increase in proceeds from disposition of assets in the current period.
Financing Activities. During the six months ended June 30, 2017, we used approximately $73.2 million of cash in financing activities compared to approximately $120.9 million in cash used in financing activities during the same period in 2016. The decrease in cash used in financing activities of $47.7 million is primarily comprised of the following:
•$139.3 million decrease in principal repayments under the Unsecured Credit Facility; and
•$18.1 million decrease in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
offset by
•$75.6 million decrease in proceeds from borrowings under the Unsecured Credit Facility;
•$16.5 million increase in principal payoff of mortgage debt;
•$16.0 million increase in repurchases of common stock; and
•$1.2 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
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
•the issuance of additional shares; and

•financings and refinancings.
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through June 30, 2017, we funded 92% of our cash distributions from cash flows provided by operating activities and 8% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$2,362			$4,425
Distributions paid in cash — common stockholders	35,393			69,463
Distributions of DRP	25,070			52,174
Total distributions	$62,825	(1)		$126,062
Source of distributions (2)
Cash flows provided by operations	$37,755		60%	$73,888	59%
Offering proceeds from issuance of common stock pursuant to the DRP	25,070		40%	52,174	41%
Total sources	$62,825	(3)	100%	$126,062	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2017 were $6.2 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2017, we paid and declared distributions of approximately $60.3 million to common stockholders including shares issued pursuant to the DRP and approximately $2.3 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the six months ended June 30, 2017 of approximately $86.6 million and $77.2 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through June 30, 2017, we had redeemed 9,137,794 shares of common stock for approximately $90.9 million at a weighted average price per share of $9.95 pursuant to the SRP. As of June 30, 2017, there were 2,937,077 shares totaling approximately $29.3 million subject to redemption requests. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.

During the quarter ended June 30, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2017	—	N/A	—	(1)
May 31, 2017	2,063,607	$9.97	2,063,607	(1)
June 30, 2017	—	N/A	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)
On August 10, 2017, the Company’s board of directors approved the amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), which became effective upon approval. The general intent of the Amended and Restated Bylaws is to conform the Company’s bylaws to the provisions of the Fourth Amended and Restated Charter. Additionally, the Amended and Restated Bylaws reflect recent updates and developments in Maryland law and public company governance. A copy of the complete text of the Amended and Restated Bylaws of the Company, effective August 10, 2017, is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 disclosure by reference.

(b)	During the quarter ended June 30, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2017, Commission File No. 000-54377

3.2*	Amended and Restated Bylaws of Griffin Capital Essential Asset REIT, Inc.
4.1
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 14, 2016, Commission File No. 000-54377

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on June 9, 2017, Commission File No. 333-218627

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive income (loss) (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 11, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)