Form 10-Q
period 2017-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2017-11-14
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2017: 170,110,994 shares of common stock, $0.001 par value per share.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$32,563	$43,442
Restricted cash	97,986	12,859
Real estate:
Land	336,725	340,145
Building and improvements	1,914,610	1,909,918
Tenant origination and absorption cost	475,505	479,001
Construction in progress	6,370	5,326
Total real estate	2,733,210	2,734,390
Less: accumulated depreciation and amortization	(399,387)	(319,149)
Total real estate, net	2,333,823	2,415,241
Real estate assets and other assets held for sale, net	275,718	279,530
Investments in unconsolidated entities	39,561	46,313
Intangible assets, net	19,756	28,481
Deferred rent	43,976	37,591
Deferred leasing costs, net	19,648	13,424
Other assets	21,947	17,922
Total assets	$2,884,978	$2,894,803
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$668,559	$343,461
Term Loan	711,370	710,489
Revolver Loan	144,404	393,585
Total debt	1,524,333	1,447,535
Restricted reserves	9,303	8,876
Accrued expenses and other liabilities	59,411	60,875
Redemptions payable	37,559	11,565
Distributions payable	6,231	6,377
Due to affiliates	3,984	2,467
Below market leases, net	25,065	29,606
Liabilities of real estate assets held for sale	5,793	6,973
Total liabilities	1,671,679	1,574,274
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of September 30, 2017 and December 31, 2016	4,887	4,887
Common stock subject to redemption	42,070	92,058
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 173,476,566 and 176,032,871 shares outstanding, as of September 30, 2017 and December 31, 2016	174	176
Additional paid-in capital	1,561,671	1,561,516
Cumulative distributions	(424,552)	(333,829)
Accumulated earnings (deficit)	1,761	(29,750)
Accumulated other comprehensive loss	(817)	(4,643)
Total stockholders’ equity	1,138,237	1,193,470
Noncontrolling interests	28,105	30,114
Total equity	1,166,342	1,223,584
Total liabilities and equity	$2,884,978	$2,894,803
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rental income	$66,437	$66,894	$197,647	$201,064
Lease termination income	—	995	12,845	1,211
Property expense recoveries	18,695	18,847	54,120	57,781
Total revenue	85,132	86,736	264,612	260,056
Expenses:
Asset management fees to affiliates	5,921	5,921	17,786	17,599
Property management fees to affiliates	2,453	2,373	7,519	7,164
Property operating expense	13,028	12,233	36,782	36,347
Property tax expense	10,916	10,876	33,465	33,114
Acquisition fees and expenses to non-affiliates	—	7	—	541
Acquisition fees and expenses to affiliates	—	—	—	1,239
General and administrative expenses	1,509	1,153	5,753	4,525
Corporate operating expenses to affiliates	676	578	1,983	1,431
Depreciation and amortization	28,235	34,217	88,783	96,904
Impairment provision	—	—	5,675	—
Total expenses	62,738	67,358	197,746	198,864
Income before other income and (expenses)	22,394	19,378	66,866	61,192
Other income (expenses):
Interest expense	(12,692)	(12,405)	(37,232)	(37,249)
Other income	260	623	495	2,692
Loss from investment in unconsolidated entities	(517)	(465)	(1,511)	(1,203)
Gain on acquisition of unconsolidated entity	—	—	—	666
Gain from disposition of assets	—	—	4,293	—
Net income	9,445	7,131	32,911	26,098
Less: Net income attributable to noncontrolling interests	(326)	(246)	(1,134)	(896)
Net income attributable to controlling interest	9,119	6,885	31,777	25,202
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(90)	(266)	(268)
Net income attributable to common stockholders	$9,029	$6,795	$31,511	$24,934
Net income attributable to common stockholders per share, basic and diluted	$0.05	$0.04	$0.18	$0.14
Weighted average number of common shares outstanding, basic and diluted	173,661,904	175,570,072	174,787,551	175,443,680
Distributions declared per common share	$0.17	$0.17	$0.51	$0.51
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,445	$7,131	$32,911	$26,098
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	311	327	489	(456)
Change in fair value of swap agreements	748	6,494	3,471	(17,606)
Total comprehensive income	10,504	13,952	36,871	8,036
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(90)	(266)	(268)
Less: comprehensive income attributable to noncontrolling interests	(361)	(480)	(1,268)	(274)
Comprehensive income attributable to common stockholders	$10,053	$13,382	$35,337	$7,494
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Deficit) Earnings		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
BALANCE December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Stock-based compensation	13,000	—	153	—	—	—	153	—	153
Distributions to common stockholders	—	—	—	(53,285)	—	—	(53,285)	—	(53,285)
Issuance of shares for distribution reinvestment plan	3,585,985	4	37,434	(37,438)	—	—	—	—	—
Repurchase of common stock	(6,155,290)	(6)	(61,426)	—	—	—	(61,432)	—	(61,432)
Additions to common stock subject to redemption	—	—	23,994	—	—	—	23,994	—	23,994
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,267)	(3,267)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	—	31,511	—	31,511	1,134	32,645
Other comprehensive income	—	—	—	—	—	3,826	3,826	134	3,960
BALANCE September 30, 2017	173,476,566	$174	$1,561,671	$(424,552)	$1,761	$(817)	$1,138,237	$28,105	$1,166,342
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$32,911	$26,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	42,244	42,302
Amortization of leasing costs and intangibles, including ground leasehold interests	46,539	54,602
Amortization of above and below market leases	1,310	2,219
Amortization of deferred financing costs	2,102	2,004
Amortization of debt premium	(422)	(170)
Amortization of deferred revenue	—	(1,228)
Deferred rent	(8,508)	(11,864)
Write off of tenant improvement reserve	—	(900)
Termination fee revenue - receivable from tenant	(12,845)	—
Gain from acquisition of unconsolidated entity	—	(666)
Gain from sale of depreciable operating property	(4,293)	—
Unrealized loss (gain) on interest rate swap	48	(21)
Loss from investment in unconsolidated entities	1,511	1,203
Impairment provision	5,675	—
Stock-based compensation	153	14
Change in operating assets and liabilities:
Deferred leasing costs and other assets	1,767	3,437
Restricted cash	(1,003)	6,013
Accrued expenses and other liabilities	281	(9,513)
Due to affiliates, net	1,517	(5,418)
Net cash provided by operating activities	108,987	108,112
Investing Activities:
Acquisition of properties, net	—	(7,897)
Proceeds from disposition of properties	10,245	—
Real estate funds held for exchange	—	47,031
Reserves for tenant improvements	(6,422)	1,965
Improvements to real estate	(421)	(6,758)
Payments for construction-in-progress, net	(8,435)	(7,045)
Mortgage receivable from affiliate	—	25,741
Distributions of capital from investment in unconsolidated entities	5,730	5,933
Net cash provided by investing activities	697	58,970
Financing Activities:
Proceeds from borrowings - Bank of America Loan	297,725	—
Proceeds from borrowings - Term Loan	—	75,000
Proceeds from borrowings - Revolver Loan	44,000	40,100
Principal payoff of secured indebtedness - Mortgage Debt	(41,462)	(17,375)
Principal payoff of secured indebtedness - Revolver Loan	(294,054)	(139,344)
Partial principal payoff of secured indebtedness - TW Telecom mortgage loan	(324)	—
Principal amortization payments on secured indebtedness	(4,781)	(3,363)
Deferred financing costs	(3,261)	(740)
Purchase of noncontrolling interest	—	(18,129)
Repurchase of common stock	(61,432)	(29,933)
Distributions to noncontrolling interests	(3,556)	(3,244)
Distributions to common stockholders	(53,418)	(51,991)
Net cash used in financing activities	(120,563)	(149,019)
Net (decrease) increase in cash and cash equivalents	(10,879)	18,063
Cash and cash equivalents at the beginning of the period	43,442	21,944
Cash and cash equivalents at the end of the period	$32,563	$40,007
Supplemental Disclosures of Significant Non-cash Transactions:
Increase (decrease) in fair value swap agreement	$3,423	$(17,312)
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$—	$11,941
Mortgage debt assumed in conjunction with the contribution of real estate assets	$—	$22,441
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$266	$268
Common stock issued pursuant to the distribution reinvestment plan	$37,438	$39,252
Common stock redemptions funded subsequent to period-end	$37,559	$11,598
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
As of September 30, 2017, the Company had issued 185,550,510 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 173,476,566 shares outstanding at September 30, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program. As of September 30, 2017 and December 31, 2016, the Company had issued approximately $199.8 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $120.2 million and $58.8 million, respectively, and redemptions payable totaling approximately $37.6 million and $11.6 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. Since inception and through September 30, 2017, the Company had redeemed 12,073,944 shares of common stock for approximately $120.2 million pursuant to the share redemption program.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Partnership in exchange for a 1% general partner interest. As of September 30, 2017, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the nine months ended September 30, 2017 and year ended December 31, 2016. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly owned subsidiary which is a special purpose entity, whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
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
The Company adopted this accounting standard early effective January 1, 2017. As a result of the Company's adoption of ASU 2017-01, Business Combinations, the Company anticipates that many of its future acquisitions (if any) will be treated as asset acquisitions, which will result in a lower amount of acquisition-related costs being expensed on the Company's consolidated statement of operations, as the majority of those costs will be capitalized and included as part of the relative fair value allocation of the purchase price. However, since the Company's acquisition activity at this stage is substantially reduced, the impact of ASU 2017-01, Business Combinations, is expected to be insignificant to its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
In a situation in which a lease associated with a significant tenant has been, or is expected to be, terminated early, or extended, the Company evaluates the remaining useful life of amortizable assets in the asset group related to the lease that will be terminated (i.e., above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination or extension, the Company may write-off or accelerate the amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and amortization for the remaining lease related asset groups in the consolidated statements of operations.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued an ASU that simplifies hedge accounting. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
Under existing standards a quantitative assessment is made on an ongoing basis to determine if a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Under the new standard, entities will still be required to perform an initial quantitative test. However, the new standard allows entities to elect to subsequently perform only a qualitative assessment unless facts and circumstances change.
The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income, as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.
The Company utilizes interest rate hedge agreements to hedge a portion of exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all interest rate hedge agreements are designated as cash flow hedges. During the three and nine months ended September 30, 2017 and September 30, 2016, the ineffectiveness related to the Company's interest rate hedge agreements was immaterial. Therefore, the Company does not believe this ASU would have an impact on operating results for the nine months ended September 30, 2017.
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
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
As of September 30, 2017, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2017 to 2042.

As of September 30, 2017
Remaining 2017	$62,290
2018	251,335
2019	227,779
2020	205,642
2021	190,366
Thereafter	916,411
Total	$1,853,823
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
In-place lease valuation (above market)	$43,443	$46,605
In-place lease valuation (above market) - accumulated amortization	(25,840)	(20,297)
In-place lease valuation (above market), net	17,603	26,308
Ground leasehold interest (below market)	2,255	2,254
Ground leasehold interest (below market) - accumulated amortization	(102)	(81)
Ground leasehold interest (below market), net	2,153	2,173
Intangible assets, net	$19,756	$28,481
In-place lease valuation (below market)	$(49,774)	$(49,774)
In-place lease valuation (below market) - accumulated amortization	24,709	20,168
In-place lease valuation (below market), net	$(25,065)	$(29,606)
Tenant origination and absorption cost	$475,505	$479,001
Tenant origination and absorption cost - accumulated amortization	(228,976)	(187,145)
Tenant origination and absorption cost, net	$246,529	$291,856
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2017 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2017	$93	$13,121	$7	$636
2018	$(744)	$49,756	$27	$1,997
2019	$(1,853)	$41,104	$27	$2,017
2020	$(782)	$31,814	$27	$2,033
2021	$(644)	$27,285	$27	$1,988
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
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
2500 Windy Ridge Parkway
In January 2017, Coca-Cola Refreshments USA, Inc. terminated their lease at the 2500 Windy Ridge Parkway property located in Atlanta, Georgia (an office facility); consequently, the Company released Coca-Cola Refreshments USA, Inc. from any and all obligations under the lease in-place effective December 31, 2016. In exchange, the Company agreed to a fee of $12.8 million, which is included in lease termination income on the consolidated statements of operations for the nine months ended September 30, 2017. The fee is being paid in quarterly installments over a two year period equal to $1.6 million per quarter. The Company received the first payment on January 31, 2017. During the year ended December 31, 2016, and as a result of the lease termination, the Company accelerated approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately$0.4 million of deferred rent.
400 Bertha Lamme Drive
During the nine months ended September 30, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy, the Company recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would not be recoverable. In determining the fair value of intangible lease assets, the Company considered Level 3 inputs. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition.
Sale of Property
12669 Encinitas Avenue
On June 30, 2017, the Company sold the ITT property located in Los Angeles, California for total proceeds of $10.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $5.4 million. Upon the sale of the property, the Company recognized a gain of approximately $4.0 million.
Assets Held for Sale
As of September 30, 2017, two properties, the One Century Place property located in Nashville, Tennessee, and the DreamWorks property located in Los Angeles, California met the criteria to be classified as held for sale. Therefore, the Company classified the properties as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less costs to sell as of September 30, 2017. The One Century Place and DreamWorks properties are included in continuing operations in the consolidated statements of operations as both properties did not meet the prerequisite requirements to be classified as discontinued operations.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of the nine months ended September 30, 2017 and year ended December 31, 2016:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

	Balance as of
	September 30, 2017	December 31, 2016
Restricted cash	$561	$561
Real Estate:
Land	34,412	34,412
Building and improvements	193,115	192,867
Tenant origination and absorption cost	62,645	62,645
Construction in progress	75	76
Total real estate	290,247	290,000
Less: accumulated depreciation and amortization	(25,164)	(19,403)
Total real estate, net	265,083	270,597
Intangible assets, net	521	567
Deferred rent	7,934	6,309
Deferred leasing costs, net	645	715
Other assets	974	781
Total assets	$275,718	$279,530

Restricted reserves	$561	$561
Accrued expenses and other liabilities	3,022	4,130
Due to affiliates	255	252
Below market leases, net	1,955	2,030
Total liabilities	$5,793	$6,973
The following is a summary of the income included in the Company's income from continuing operations for the three and nine months ended September 30, 2017 and 2016, from the DreamWorks and One Century Place properties classified as held for sale, which did not qualify as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$7,434	$7,008	$22,266	$21,539
Operating expenses	(2,226)	(2,077)	(7,334)	(6,624)
Total revenues less operating expenses from assets classified as "held for sale"	5,208	4,931	14,932	14,915
Depreciation and amortization expense	(1,277)	(4,788)	(5,836)	(7,717)
Income from assets classified as "held for sale"	$3,931	$143	$9,096	$7,198

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.5 million of other comprehensive income for the nine months ended September 30, 2017.
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
As of September 30, 2017, the balance of the investment is shown below:

Digital Realty Joint Venture
Balance as of December 31, 2016	$46,313
Other comprehensive income	489
Net loss	(1,511)
Distributions	(5,730)
Balance as of September 30, 2017	$39,561

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

5.	Debt
As of September 30, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	Balance as of
	September 30, 2017	December 31, 2016	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield loan	$—	$18,932	—	—	—
Emporia Partners loan	3,080	3,377	5.88%	September 2023	5.96%
Ace Hardware loan	—	22,922	—	—	—
Highway 94 loan	17,561	18,175	3.75%	August 2024	4.62%
Samsonite loan	23,172	23,786	6.08%	September 2023	5.22%
HealthSpring loan	21,810	22,149	4.18%	April 2023	4.59%
Midland loan	104,670	105,600	3.94%	April 2023	4.06%
AIG loan	109,691	110,640	4.96%	February 2029	5.06%
TW Telecom loan	19,384	20,353	LIBO Rate +2.45% (3)	August 2019	3.93%
Bank of America loan	375,000	—	3.77%	August 2027	3.98%
Total Mortgage Debt	674,368	345,934
Term Loan	715,000	715,000	LIBO Rate +1.40% (3)	July 2020	2.85%
Revolver Loan	147,355	397,409	LIBO Rate +1.45% (3)	July 2020 (4)	3.46%
Total Debt	1,536,723	1,458,343
Unamortized Deferred Financing Costs and Discounts, net	(12,390)	(10,808)
Total Debt, net	$1,524,333	$1,447,535

(1)
Including the effect of interest rate swap agreements with a total notional amount of $825.0 million, the weighted average interest rate as of September 30, 2017 was 3.47% for the Company’s fixed-rate and variable-rate debt combined and 3.50% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of September 30, 2017 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of September 30, 2017 was 1.23%.

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
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

In March 2017, the Company, through the Operating Partnership, drew an additional $23.0 million to pay off the remaining balance of the Ace Hardware loan.
In September 2017, the Company, through the Operating Partnership, drew an additional $21.0 million to pay down the remaining $18.7 million Plainfield loan balance and the remaining proceeds were used to fund operations.
In September 2017, the Company paid down approximately $294.1 million of the Unsecured Credit Facility, as further described below.
Bank of America Loan
On September 29, 2017, the Company, through ten special purpose entities wholly owned by the Operating Partnership, entered into a loan agreement with Bank of America (together with its successors and assigns, the "Lender") in which the Company borrowed $375.0 million (the “Bank of America Loan”).
The Company utilized approximately $294.1 million of the funds provided by the Bank of America Loan to pay down a portion of the Company's Unsecured Credit Facility. In connection with this pay down of the Unsecured Credit Facility, KeyBank released eight special purpose entities owned by the Operating Partnership from their obligations as guarantors under the Unsecured Credit Facility. The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties (or in the case of one property, on the special purpose entity's leasehold interest in the property) with the following tenants: ACE Hardware Corporation; Christus Health; Comcast of Washington; Connecticut General; General Electric Company; NEC Corporation of America; Restoration Hardware, Inc.; State Farm Mutual Automobile Insurance Co.; T-Mobile West LLC; and WellsFargo Bank, National Association (each, a "Secured Property"). In addition, the Company entered into a nonrecourse carve-out guaranty agreement. Approximately $77.3 million of the loan proceeds are being held in an interest-bearing escrow account classified as restricted cash, with the Lender until such time as certain conditions related to one of the Secured Properties are satisfied. Subsequent to September 30, 2017, the $77.3 million was released to the Company.
In addition to their first mortgage lien, the Lender also has a security interest in all other property relating to the ownership, use, maintenance or operation of the improvements on each Secured Property and all rents, profits and revenues from each Secured Property.
The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77% and requires monthly payments of interest only. Commencing September 1, 2019, the Bank of America Loan may be prepaid but only if such prepayment is made in full (with certain exceptions), subject to certain conditions set forth in the loan agreement, including 30 days' prior notice to the Lender and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment. Commencing on April 1, 2027, the Bank of America Loan may be prepaid in whole or in part, subject to satisfaction of certain conditions, including 30 days' prior notice to the Lender, without payment of any prepayment premium.
The Company paid processing fees, as well as certain other closing costs, including legal fees, of approximately $3.0 million in connection with the Bank of America Loan.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and Unsecured Credit Facility, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company's derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at September 30, 2017 and December 31, 2016:

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$204	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	187	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(69)	(564)
Total				$322	$(3,101)

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2017, derivatives in a liability/asset position are included in the line item "Accrued expenses and other liabilities/Other assets," respectively, in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

Nine Months Ended
September 30, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain recognized in AOCI on derivatives (effective portion)	$142
Amount of loss reclassified from AOCI into earnings under “Interest expense” (effective portion)	$3,330
Amount of loss recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(16)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

During the 12 months subsequent to September 30, 2017, the Company estimates that an additional $0.9 million of expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2017 and December 31, 2016, the fair value of interest rate swaps in a net asset position/net liabilities, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.3 million and $3.1 million, respectively. As of September 30, 2017 and December 31, 2016, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid rent	$14,619	$14,790
Real estate taxes payable	21,632	22,845
Interest payable	9,032	7,606
Other liabilities	14,128	15,634
Total	$59,411	$60,875

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2017 and year ended December 31, 2016.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017
Interest Rate Swap Asset	$391	$—	391	$—
Interest Rate Swap Liability	$(69)	$—	$(69)	$—
December 31, 2016
Interest Rate Swap Liability	$(3,101)	$—	$(3,101)	$—
Financial Instruments Disclosed at Fair Value

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Financial instruments as of September 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2017 and December 31, 2016. The fair value of the three mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG loan	$112,864	$109,691	$113,052	$110,640
Highway 94 loan	16,657	17,561	17,073	18,175
Samsonite loan	23,886	23,172	24,349	23,786

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2017 and December 31, 2016. See Note 5, Debt, for details.

9.	Equity
Common Equity
As of September 30, 2017, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 173,476,566 shares outstanding at September 30, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program discussed below.
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
As of September 30, 2017 and December 31, 2016, the Company had issued approximately $199.8 million and $162.4 million in shares of common stock, respectively, under the DRP, pursuant to the Private Offering, the Public Offerings, and the DRP Offerings.
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

If the Company cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares the Company may redeem during any calendar year, the Company will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

requests. The Company will treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. Such pending requests will generally be honored on a pro rata basis. Any stockholder request to cancel an outstanding redemption must be sent to the Company's transfer agent prior to the last day of the new quarter. The Company will determine whether sufficient funds are available or have reached the 5% share limit as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
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
Pursuant to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at 100% of the NAV of the shares. The redemption price per share will be as of the last business day of the applicable quarter.
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock redeemed	2,936,150	1,390,973	6,155,290	3,014,538
Weighted average price per share	$9.97	$9.95	$9.98	$9.93
Since inception and through September 30, 2017, the Company had redeemed 12,073,944 shares of common stock for approximately $120.2 million at a weighted average price per share of $9.96 pursuant to the SRP.
During the three months ended September 30, 2017, the Company received requests for the redemption of common stock of approximately 3,878,396 shares, which exceeded the annual limitation of 5.0% of the weighted average number of shares outstanding during the prior calendar year by approximately 104,999 shares. The Company processed the redemption requests according to the SRP policy described above and redeemed 97% of the shares requested at a weighted average price per share of $9.92. Those stockholders who were subject to pro rata treatment of their redemption requests had approximately 95% of their requests satisfied. The remaining portion of such requests will be carried forward to the next redemption period. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
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
As of September 30, 2017, noncontrolling interests were approximately 3% of total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the nine months ended September 30, 2017 and year ended December 31, 2016.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Beginning balance	$30,114	$21,318
Contribution/issuance of noncontrolling interests	—	11,941
Distributions to noncontrolling interests	(3,267)	(4,124)
Allocated distributions to noncontrolling interests subject to redemption	(10)	(11)
Net income	1,134	912
Other comprehensive income	134	78
Ending balance	$28,105	$30,114
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
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

10.	Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2017 and due to affiliates as of December 31, 2016:

	As of December 31, 2016	Nine Months Ended September 30, 2017
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Operating expenses	$—	$1,983	$628	$1,355
Asset management fees	1,802	16,162	16,171	1,793
Property management fees	665	6,846	6,798	713
Leasing commissions	—	1,752	1,752	—
Costs advanced by the Advisor	—	419	296	123
Total, net of real estate assets held for sale	$2,467	$27,162	$25,645	$3,984
Asset Management fees related to real estate held for sale	180	1,624	1,625	179
Property management fees related to real estate held for sale	72	673	672	73
Total	$2,719	$29,459	$27,942	$4,236
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
September 30, 2017
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
Operating expenses for the three and nine months ended September 30, 2017 included approximately $0.2 million and $0.5 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.03 million and $0.1 million, respectively, for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and nine months ended September 30, 2017. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
September 30, 2017
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 13 other programs affiliated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940 (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
•size of the investment;
•no significant increase in the cost of financing; and
•amount of funds available to each program and the length of time such funds have been available for investment.
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
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

11.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.3 million for the nine months ended September 30, 2017 and 2016, related to the ground lease. As of September 30, 2017, the remaining required payments under the terms of the ground lease are as follows:

September 30, 2017
Remaining 2017	$50
2018	198
2019	198
2020	198
2021	198
Thereafter	33,849
Total	$34,691
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
During the quarter ended September 30, 2017, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2017 through September 30, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On September 14, 2017, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2017 through December 31, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

13.	Subsequent Events
Offering Status
As of November 10, 2017, the Company had issued 17,588,040 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $181.0 million.
Sale of One Century Plaza
On October 19, 2017, the Company sold the One Century Plaza property located in Nashville, Tennessee for total proceeds of $100.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $67.9 million. Upon the sale of the property, the Company recognized a gain of approximately $32.1 million.
Determination of Estimated Value Per Share

On October 24, 2017, the Company's board of directors approved an estimated value per share of the Company's common stock of $10.04 based on the estimated value of the Company's assets less the estimated value of the liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, in addition to guidance from the SEC. See the Company's Current Report on Form 8-K filed with the SEC on October 27, 2017 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”). On June 9, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of $104.4 million in shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). In connection with the DRP Offerings, we had issued 17,177,657 shares of our common stock for gross proceeds of approximately $176.9 million through September 30, 2017. The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of September 30, 2017, our real estate portfolio, including our two properties held for sale, consisted of 74 properties in 20 states and 91 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to September 30, 2017 was approximately $229.2 million with approximately 65.8% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our portfolio, based on square footage, is approximately 96.6% leased as of September 30, 2017, with a weighted average remaining lease term of 6.9 years, average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition value of 51.4%.

Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to September 30, 2017, pursuant to the respective in-place leases, was greater than 6% as of September 30, 2017.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$36,166	6	15.8%
Texas	31,967	10	14.0
Illinois	22,277	8	9.7
Ohio	21,840	8	9.5
Colorado	17,179	6	7.5
Georgia	16,808	4	7.3
Arizona	12,205	4	5.3
New Jersey	11,222	3	4.9
Tennessee	10,324	2	4.5
North Carolina	8,099	3	3.5
Missouri	7,244	4	3.2
All others (1)	33,852	16	14.8
Total	$229,183	74	100.0%

(1)	All others account for less than 3% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$41,510	13	18.1%
Insurance	26,000	12	11.3
Media	23,429	4	10.2
Telecommunication Services	22,819	7	10.0
Health Care Equipment & Services	19,086	9	8.3
Software & Services	14,911	5	6.5
Diversified Financials	10,598	4	4.6
Energy	10,425	4	4.5
Retailing	9,582	2	4.2
Consumer Services	8,382	4	3.7
Consumer Durables & Apparel	7,955	3	3.5
Technology, Hardware & Equipment	7,910	4	3.5
All others (2)	26,576	20	11.6
Total	$229,183	91	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2018	$14,319	10	1,948,300	6.2%
2019	22,714	8	1,317,100	9.9
2020	20,361	10	1,664,800	8.9
2021	11,542	7	1,106,500	5.0
2022	19,629	9	1,373,900	8.6
2023	18,160	7	1,162,200	7.9
Thereafter	122,458	40	9,560,400	53.5
Vacant	—	—	641,900	—
Total	$229,183	91	18,775,100	100.0%

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
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 6.2% of our annualized base rental revenue will expire during the period from October 1, 2017 to December 31, 2018. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period October 1, 2017 to December 31, 2018, thereby resulting in revenue that may differ from the current in-place rents.
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
Same Store Analysis
For the three months ended September 30, 2017, our "Same Store" portfolio consisted of 74 properties, encompassing approximately 18.8 million square feet, with an acquisition value of $3.0 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 74 properties for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$66,437	$66,894	$(457)	(1)%
Lease termination income	—	995	(995)	(100)%
Property expense recoveries	18,695	18,847	(152)	(1)%
Asset management fees to affiliates	5,921	5,921	—	0%
Property management fees to affiliates	2,453	2,373	80	3%
Property operating expense	13,028	12,233	795	6%
Property tax expense	10,916	10,876	40	0%
Depreciation and amortization	28,235	34,217	(5,982)	(17)%
Interest expense	2,607	3,303	(696)	(21)%
Lease Termination Income
The decrease in lease termination income of approximately $1.0 million is primarily the result of a lease termination during the third quarter of 2016.

Property Operating Expenses
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of approximately $0.8 million compared to the same period a year ago is primarily a result of timing on expenses incurred during 2017.
Depreciation and Amortization
The decrease of approximately $6.0 million as compared to the same period in the prior year is primarily the result of (1) $3.5 million related to two properties reclassified as held for sale during the three months ended September 30, 2017 and no depreciation expense recorded; (2) approximately $1.6 million additional amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year; (3) approximately $0.6 million of amortization expense being recognized over a longer period related to a lease extension; and (4) approximately $0.3 million related to the sale of a property on June 30, 2017; offset by (5) $0.5 million related to intangibles placed in service subsequent to September 30, 2016.
Comparison of the Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, our "Same Store" portfolio consisted of 73 properties, encompassing approximately 18.6 million square feet, with an acquisition value of $2.9 billion. The following table provides a comparative summary of the results of operations for the 73 properties for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$195,427	$199,379	$(3,952)	(2)%
Lease termination income	12,845	1,211	11,634	961%
Property expense recoveries	53,024	57,312	(4,288)	(7)%
Asset management fees to affiliates	16,675	16,579	96	1%
Property management fees to affiliates	7,306	7,065	241	3%
Property operating expense	36,055	35,980	75	0%
Property tax expense	32,983	33,031	(48)	0%
Impairment provision	5,675	—	5,675	100%
Depreciation and amortization	87,637	95,860	(8,223)	(9)%
Interest expense	7,242	9,526	(2,284)	(24)%
Lease Termination Income
The increase in lease termination income of approximately $11.6 million is primarily the result of a lease termination on the 2500 Windy Ridge Parkway property during the first quarter of 2017.
Property Expense Recoveries
The decrease in property expense recoveries of $4.3 million compared to the same period a year ago is primarily the result of (1) approximately $2.1 million related to a lease termination during the first quarter of 2017; (2) approximately $2.0 million related to timing of operating expense recoveries incurred and prior year reconciliations; offset by (3) increases in property value assessments of approximately $1.0 million.
Impairment Provision
The increase in impairment provision expense is a result of Westinghouse Electric Company, LLC filing for bankruptcy in the current period. We recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.

Depreciation and Amortization
The decrease of approximately $8.2 million as compared to the same period in the prior year is primarily the result of (1) approximately $6.8 million in amortization of intangibles as a result of early lease terminations in the prior year; (2) $1.9 million related to two properties reclassified as held for sale during the nine months ended September 30, 2017; offset by (3) approximately $0.6 million of amortization expense being recognized over a longer period related to a lease extension; (4) $0.5 million related to intangibles placed in service subsequent to September 30, 2016.
Interest Expense
The decrease of approximately $2.3 million as compared to the same period in the prior year is primarily the result of five mortgage loan payoffs subsequent to September 30, 2016.
Portfolio Analysis
As of September 30, 2017, we owned 74 properties and have completed the offering stage of our life cycle. We may continue to draw from our Unsecured Credit Facility to acquire assets that adhere to our investment criteria.
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$66,437	$66,894	$(457)	(1)%
Lease termination income	—	995	(995)	(100)%
Property expense recoveries	18,695	18,847	(152)	(1)%
Asset management fees to affiliates	5,921	5,921	—	0%
Property management fees to affiliates	2,453	2,373	80	3%
Property operating expense	13,028	12,233	795	6%
Property tax expense	10,916	10,876	40	0%
Acquisition fees and expenses to non-affiliates	—	7	(7)	(100)%
General and administrative expenses	1,509	1,153	356	31%
Corporate operating expenses to affiliates	676	578	98	17%
Depreciation and amortization	28,235	34,217	(5,982)	(17)%
Interest expense	12,692	12,405	287	2%
Lease Termination Income
The decrease in lease termination income of approximately $1.0 million is primarily the result of a lease termination during the third quarter of 2016.
Property Operating Expenses
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of approximately $0.8 million compared to the same period a year ago is primarily a result of timing on expenses incurred during 2017.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2017 increased by approximately $0.4 million compared to the same period a year ago primarily as a result of higher state taxes.

Depreciation and Amortization
The decrease of approximately $6.0 million as compared to the same period in the prior year is primarily the result of (1) $3.5 million related to two properties reclassified as held for sale during the three months ended September 30, 2017 and no depreciation expense recorded; (2) approximately $1.6 million in additional amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year; offset by (3) $0.5 million related to intangibles placed in service subsequent to September 30, 2016 and (4) the sale of a property on June 30, 2017.
Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$197,647	$201,064	$(3,417)	(2)%
Lease termination income	12,845	1,211	11,634	961%
Property expense recoveries	54,120	57,781	(3,661)	(6)%
Asset management fees to affiliates	17,786	17,599	187	1%
Property management fees to affiliates	7,519	7,164	355	5%
Property operating expense	36,782	36,347	435	1%
Property tax expense	33,465	33,114	351	1%
Acquisition fees and expenses to non-affiliates	—	541	(541)	(100)%
Acquisition fees and expenses to affiliates	—	1,239	(1,239)	(100)%
General and administrative expenses	5,753	4,525	1,228	27%
Corporate operating expenses to affiliates	1,983	1,431	552	39%
Depreciation and amortization	88,783	96,904	(8,121)	(8)%
Impairment provision	5,675	—	5,675	100%
Interest expense	37,232	37,249	(17)	0%
Lease Termination Income
The increase in lease termination income of approximately $11.6 million is primarily the result of a lease termination on the 2500 Windy Ridge Parkway property during the first quarter of 2017.
Property Expense Recoveries
Recoverable Expenses decreased by approximately $3.7 million compared to the same period in the prior year primarily as a result of (1) approximately $2.1 million related to a lease termination during the first quarter of 2017; (2) approximately $2.0 million related to timing of operating expense recoveries incurred and prior year reconciliations; offset by (3) increases in property value assessments of approximately $1.0 million.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by approximately $1.8 million for the nine months ended September 30, 2017 compared to the same period a year ago due to no acquisition activity in the current period.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2017 increased by approximately $1.2 million compared to the same period a year ago primarily as a result of higher state taxes.

Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2017 increased by approximately $0.6 million compared to the same period a year ago primarily as a result of an increase in personnel and rent costs incurred by our Advisor, which are allocated to us.
Impairment Provision
During the nine months ended September 30, 2017 as a result of Westinghouse Electric Company, LLC filing for bankruptcy, we recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
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

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern now that our Public Offerings have been completed and our portfolio is in place. Further, we believe MFFO is useful in comparing the sustainability of our operating performance now that our Public Offerings have been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent measures of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,445	$7,131	$32,911	$26,098
Adjustments:
Depreciation of building and improvements	13,948	15,297	42,244	42,302
Amortization of leasing costs and intangibles	14,280	18,913	46,518	54,581
Impairment provision	—	—	5,675	—
Equity interest of depreciation of building and improvements - unconsolidated entities	620	618	1,857	1,868
Equity interest of amortization of intangible assets - unconsolidated entities	1,165	1,182	3,512	3,569
Gain from sale of depreciable operating property	—	—	(4,293)	—
Gain on acquisition of unconsolidated entity	—	—	—	(666)
FFO	$39,458	$43,141	$128,424	$127,752
Distributions to non-controlling interest	(1,194)	(1,194)	(3,543)	(3,299)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$38,264	$41,947	$124,881	$124,453
Reconciliation of FFO to MFFO:
Adjusted FFO	$38,264	$41,947	$124,881	$124,453
Adjustments:
Acquisition fees and expenses to non-affiliates	—	7	—	541
Acquisition fees and expenses to affiliates	—	—	—	1,239
Revenues in excess of cash received (straight-line rents)	(3,443)	(2,941)	(8,508)	(11,864)
Amortization of above market rent	589	646	1,310	2,219
Amortization of debt premium/(discount)	8	—	(422)	—
Amortization of ground leasehold interests	7	7	21	21
Revenues in excess of cash received	—	(900)	(12,845)	(1,102)
Financed termination fee payments received	3,211	484	10,177	1,036
Amortization of deferred revenue	—	—	—	(1,228)
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(31)	(137)	(280)	(598)
Unrealized gain on derivatives	(11)	(21)	(16)	(21)
Equity interest of amortization of above market rent - unconsolidated entities	741	744	2,229	2,240
MFFO	$39,335	$39,836	$116,547	$116,936

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
In September 2017, the Company, through the Operating Partnership, drew an additional $21.0 million to pay down the remaining $18.7 million Plainfield loan balance and the remaining proceeds were used to fund operations.
In September 2017, the Company paid down approximately $294.1 million of the Unsecured Credit Facility, as further described below.
As of September 30, 2017, the remaining capacity pursuant to the Revolver Loan was $352.6 million.

Bank of America Loan
On September 29, 2017, we, through ten special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with Bank of America (together with its successors and assigns, the "Lender") in which we borrowed $375.0 million (the “Bank of America Loan”).
We utilized approximately $294.1 million of the funds provided by the Bank of America Loan to pay down a portion of our Unsecured Credit Facility. In connection with this pay down of the Unsecured Credit Facility, KeyBank released eight special purpose entities owned by our Operating Partnership from their obligations as guarantors under the Unsecured Credit Facility. The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties (or in the case of one property, on the special purpose entity's leasehold interest in the property) with the following tenants: ACE Hardware Corporation; Christus Health; Comcast of Washington; Connecticut General; General Electric Company; NEC Corporation of America; Restoration Hardware, Inc.; State Farm Mutual Automobile Insurance Co.; T-Mobile West LLC; and WellsFargo Bank, National Association (each, a "Secured Property"). In addition, we entered into a nonrecourse carve-out guaranty agreement. Approximately $77.3 million of the loan proceeds are being held in an interest-bearing escrow account with the Lender until such time as certain conditions related to one of the Secured Properties are satisfied. Subsequent to September 30, 2017, the $77.3 million was released to us.
In addition to their first mortgage lien, the Lender also has a security interest in all other property relating to the ownership, use, maintenance or operation of the improvements on each Secured Property and all rents, profits and revenues from each Secured Property.
The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77%. The Bank of America Loan requires monthly payments of interest only. Commencing September 1, 2019, the Bank of America Loan may be prepaid but only if such prepayment is made in full (with certain exceptions), subject to certain conditions set forth in the loan agreement, including 30 days' prior notice to the Lender and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment. Commencing on April 1, 2027, the Bank of America Loan may be prepaid in whole or in part, subject to satisfaction of certain conditions, including 30 days' prior notice to the Lender, without payment of any prepayment premium.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2017	December 31, 2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$204	$(1,630)
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	187	(907)
Interest Rate Swap	7/1/2016	7/1/2018	1.50%	(69)	(564)
Total				$322	$(3,101)

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2017, derivatives in a liability/asset position are included in the line item "Accrued expenses and other liabilities/Other assets," respectively, in the consolidated balance sheets at fair value.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017		2018-2019		2020-2021		Thereafter
Outstanding debt obligations (1)	$1,536,723	$1,740	(4)	$32,012	(4)	$876,448	(5)	$626,523	(6)
Interest on outstanding debt obligations (2)	312,158	25,664		86,296		70,024		130,174
Interest rate swaps (3)	5,873	605		4,144		1,124		—
Ground lease obligations	34,692	50		396		396		33,850
Total	$1,889,446	$28,059		$122,848		$947,992		$790,547

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2017. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at September 30, 2017.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR.

(4)	Amount includes payment of the balance of the TW Telecom loan, which matures in 2019.

(5)	Amount also includes payment of the Term Loan which matures in 2020 and the Revolver Loan which matures in 2020, assuming the one-year extension is exercised.

(6)	Amount includes payment of the balances of:
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
Our cash and cash equivalent balances decreased by approximately $10.9 million during the nine months ended September 30, 2017 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2017, we generated $109.0 million compared to $108.1 million for the nine months ended September 30, 2016. Net cash provided in operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2017 decreased by approximately $7.2 million to approximately $106.4 million compared to approximately $113.6 million for the nine months ended September 30, 2016. The decrease is primarily related to a decrease in occupancy of approximately 2.4%.
Investing Activities. During the nine months ended September 30, 2017, we generated approximately $0.7 million in cash provided by investing activities compared to approximately $59.0 million provided by investing activities during the same period in 2016. The $58.3 million decrease in cash provided by investing activities is primarily related to the following:

•$47.0 million related to the release of proceeds during the prior period that were held by a third party intermediary from the sale of two properties upon the completion of the tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code; and
•$25.7 million repayment of a mortgage loan receivable from an affiliated party during the prior period;
•$8.4 million in disbursements of cash reserves related to tenant improvements;
offset by
•$12.8 million decrease in cash paid for property acquisitions, payments for construction in progress and improvements to real estate; and
•$10.2 million increase in proceeds from disposition of assets in the current period.
Financing Activities. During the nine months ended September 30, 2017, we used approximately $120.6 million of cash in financing activities compared to approximately $149.0 million in cash used in financing activities during the same period in 2016. The decrease in cash used in financing activities of $28.4 million is primarily comprised of the following:
•$297.7 million increase in proceeds from borrowings under the Bank of American loan;
•$18.1 million decrease in payments made to purchase the noncontrolling interest related to the Restoration Hardware project;
offset by
•$154.7 million increase in principal repayments under the Unsecured Credit Facility;
•$71.1 million decrease in proceeds from borrowings under the Unsecured Credit Facility;
•$24.1 million increase in principal payoff of mortgage debt;
•$31.5 million increase in repurchases of common stock; and
•$1.7 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through September 30, 2017, we funded 93% of our cash distributions from cash flows provided by operating activities and 7% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$3,556			$4,425
Distributions paid in cash — common stockholders	53,418			69,463
Distributions of DRP	37,438			52,174
Total distributions	$94,412	(1)		$126,062
Source of distributions (2)
Cash flows provided by operations	$56,974		60%	$73,888	59%
Offering proceeds from issuance of common stock pursuant to the DRP	37,438		40%	52,174	41%
Total sources	$94,412	(3)	100%	$126,062	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2017 were $6.2 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2017, we paid and declared distributions of approximately $90.7 million to common stockholders including shares issued pursuant to the DRP and approximately $3.5 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions and MFFO for the nine months ended September 30, 2017 of approximately $124.9 million and $116.5 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. We will not enter into these financial instruments for speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our Unsecured Credit Facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $0.6 million annually.

As of September 30, 2017, our debt consisted of approximately $1.5 billion, in fixed rate debt (including the interest rate swaps) and approximately $56.7 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.4 million). As of December 31, 2016, our debt consisted of approximately $1.2 billion in fixed rate debt (including the interest rate swaps) and approximately $307.8 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.8 million). These instruments were entered into for other than trading purposes.
Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

If we cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares we may redeem during any calendar year, we will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests.
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through September 30, 2017, we had redeemed 12,073,944 shares of common stock for approximately $120.2 million at a weighted average price per share of $9.96 pursuant to the SRP. During the nine months ended September 30, 2017, we had redeemed 6,155,290 shares of common stock for approximately $61.4 million at a weighted average price per share of $9.98 pursuant to the SRP. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
During the quarter ended September 30, 2017, we redeemed shares as follows:0

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2017	2,936,150	$9.97	2,936,150	(1)
August 31, 2017	—	—	—	(1)
September 30, 2017	—	—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
During the three months ended September 30, 2017, the Company received requests for the redemption of common stock of approximately 3,878,396 shares, which exceeded the annual limitation of 5.0% of the weighted average number of shares outstanding during the prior calendar year by approximately 104,999 shares. The Company processed the redemption requests according to the SRP policy described above and redeemed 97% of the shares requested at a weighted average price per share of $9.92. Those stockholders who were subject to pro rata treatment of their redemption requests had approximately 95% of their requests satisfied. The remaining portion of such requests will be carried forward to the next redemption period. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)
The Company's Amended and Restated Bylaws revise the procedures required for a stockholder to nominate directors or propose other matters to be considered at an annual meeting and expand upon the information that must be included in the notice about the requesting stockholder, the proposed nominee and any stockholder associated person. With respect to any stockholder-proposed nominee for election at an annual meeting, the notice of the nomination must be accompanied by a certificate from the proposed nominee regarding the nominee’s willingness to serve and must attach a completed nominee questionnaire including all of the information that would be required to be disclosed in a proxy statement relating to an election of directors under the federal securities laws.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2017, Commission File No. 000-54377

3.2
Amended and Restated Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2017, Commission File No. 000-54377

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on October 14, 2016, Commission File No. 000-54377

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on June 9, 2017, Commission File No. 333-218627

10.1
Loan Agreement with Bank of America, N.A. dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.2	Guaranty Agreement, dated September 29, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.3	Promissory Note A-1-1, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.4
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for ACE Hardware Corporation Property, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.5	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive income (loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 13, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)