Form 10-K
period 2017-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2018-03-09
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

There is currently no established public market for the registrant's shares of common stock. Based on the registrant's published net asset value (“NAV”) of $10.04 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was $1,795,372,703.
As of March 7, 2018, there were 171,657,508 outstanding shares of common stock of the registrant.
Documents Incorporated by Reference:
None.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
As used in this report, “we,” “us” and “our” refer to Griffin Capital Essential Asset REIT, Inc. All forward-looking statements should be read in light of the risks identified in "Item 1A. Risk Factors" of this Form 10-K.

PART I
ITEM 1. BUSINESS

Overview
We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law primarily with the purpose of acquiring single tenant properties that are essential to the tenant's business. We qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2010. Our year end is December 31.
We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), which was formed on August 27, 2008. Griffin Capital Real Estate Company, LLC ("GRECO") is the sole member of the Advisor, and Griffin Capital, LLC is the sole member of GRECO. We entered into an advisory agreement with the Advisor (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf. The officers of the Advisor are also officers of Griffin Capital Company, LLC, a Delaware limited liability company (the "Sponsor"). The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by our board of directors.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that we have acquired. Our Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest.
From 2009 to 2014, we offered shares of common stock, pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which also included shares for sale pursuant to our distribution reinvestment plan ("DRP"). We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion, pursuant to the Private Offering and Public Offerings. We also issued approximately 41,800,000 shares of our common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015.
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”) and terminated the 2014 DRP Offering. On June 9, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 10 million shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
In connection with our DRP Offerings, we had issued 18,383,156 shares of our common stock for gross proceeds of approximately $189.0 million through December 31, 2017.
We have a share redemption program ("SRP") that enables our stockholders to sell their stock to us in limited circumstances. Since inception and through December 31, 2017, we had redeemed 15,849,898 shares of common stock for approximately $157.7 million at a weighted average price per share of $9.95 pursuant to the SRP.
On October 24, 2017, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value ("NAV"), divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013, in addition to guidance from the SEC. Please see the Company's Current Report on Form 8-K filed with the SEC on October 27, 2017 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share and Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information regarding the determination of our NAV.

As of December 31, 2017, we had issued 186,756,009 shares of common stock. We have received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 170,906,111 shares outstanding as of December 31, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP. As of December 31, 2017 and 2016, we had issued approximately $211.9 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $157.7 million and $58.8 million, respectively, and redemptions payable totaling approximately $20.4 million and $11.6 million, respectively, which are classified on the consolidated balance sheets as redemptions payable. Since inception and through December 31, 2017, we had redeemed 15,849,898 shares of common stock for approximately $157.7 million pursuant to the SRP.
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
Investment Strategy
We operate a portfolio of predominantly single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary, and certain select tertiary metropolitan statistical areas, or MSAs;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent.
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
Our Advisor has substantial discretion with respect to the selection of specific properties. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	whether a property is essential to the business operations of the tenant;

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.

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
Description of Leases
We primarily acquire single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, property services and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a number of factors. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. However, often times in triple-net leases certain capital expenditure costs are not paid for by the tenants (such as roof and structure costs). Absolute triple-net leases are those that require tenants to pay for all the costs in a triple-net lease as well as all the capital costs associated with a property.
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
There is no limitation on the amount we can borrow for the purchase of any property. At this time, we intend to maintain a leverage ratio of less than 50% to total asset value (as defined in our credit agreement). As of December 31, 2017, our leverage ratio (which we define as debt to total asset value) was approximately 46.9%.
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
We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and the investment by us and such affiliate are on substantially the same terms and conditions otherwise dictated by the market.
To the extent possible, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our Operating Partnership's units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.
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
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. To date we have sold seven properties, including three during the year ended December 31, 2017, for an average hold time of 3.6 years.

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
On June 24, 2013, our board of directors determined that we would not acquire any new individual properties in which our sponsor, or its executive officers, owns an economic interest in excess of 10% of the contract purchase price. To the extent management and the board of directors determine to acquire a property in which our sponsor owns an economic interest of 10% or less, the board of directors adopted certain procedures that they intend to apply consistently.
Tenant-in-common properties in which our sponsor owns a 10% economic interest or less. For these situations, we will require our sponsor to engage an independent third party real estate broker to market the property for sale. If we determine the price offered through such marketing efforts is a price at which we would have an interest in acquiring the property, we may submit a bid to acquire the same upon substantially the same terms and conditions otherwise dictated by the market. Should the tenant-in-common owners elect to proceed with a transaction with us and our board approves the acquisition of the property upon such terms and conditions, we will obtain an independent third party appraisal. If the appraised value of the property is equal to or greater than the proposed purchase price, we may acquire the property. Investors in the seller of such property will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, or (b) exchange their equity for limited partnership units in the Operating Partnership which amounts will be grossed-up by 10% since the exchange will not include sales commissions or a dealer manager fee.
Properties owned through a DST format where our sponsor, or its executive officers, owns a 10% economic interest or less. For these situations, we typically will have the option to acquire the balance of the interests in the DST from the other investors after one year from the initial sale to one of the DST investors. If our board determines to acquire those interests, we will obtain an independent third party appraisal on the property. We intend to acquire the interests in the DST based on such appraisal. The DST investors will have the option to either (a) elect to receive their pro-rata share of the net cash proceeds from such disposition, (b) exchange their DST interests for limited partnership units in the Operating Partnership, or (c) elect to retain their interest in the DST interests. In certain circumstances, the DST investors may only have options (a) and (b) available depending upon the nature and structure of the underlying transaction and the financing related thereto.
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, as amended     (the "1940 Act"). Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our SRP, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

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
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From inception and through December 31, 2017, we funded 93% of our cash distributions from cash flows provided by operating activities and 7% from offering proceeds. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to secure properties with leases or originate leases that generate rents to exceed our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares including under our SRP.
There is currently no public market for our shares and there may never be one. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our SRP includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us, including a requirement that the shares have been held for at least one year. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our DRP. During the quarter ended September 30, 2017, we reached the annual limitation and were unable to redeem shares for the remainder of the calendar year. Our board of directors could choose to amend, suspend or terminate our SRP upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
In determining net asset value, or NAV, per share, we relied upon a valuation of our properties as of June 30, 2017. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of June 30, 2017. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.
Our NAV per share is somewhat based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
Our NAV per share was based on an estimate of the value of our properties - consisting principally of illiquid commercial real estate - as of June 30, 2017. The valuation methodologies used by the independent appraiser retained by our nominating and corporate governance committee to estimate the value of our properties as of June 30, 2017 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, David C. Rupert, Javier F. Bitar, Joseph E. Miller, Randy I. Anderson, Mary P. Higgins and Howard S. Hirsch, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
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
We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Conflicts of Interest
Our sponsor, Advisor, Property Manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our Sponsor, Advisor, Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (our “Property Manager”), and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other real estate programs affiliated with our sponsor, including Griffin Capital Essential Asset REIT II, Inc. (“GCEAR II”), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. It is difficult to estimate the amount of time that our sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates will devote to our business. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer.
Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Our executive officers and one of our directors are also officers of our sponsor, our Advisor, our Property Manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders at our current level, and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as one or more of the other programs currently managed by officers and key personnel of our Advisor. Our sponsor, Advisor and their affiliates are actively involved in nine other affiliated real estate programs, including GCEAR II, GAHR III, and GAHR IV, tenant-in-common programs and other real estate programs and partnerships that may compete with us or otherwise have similar business interests. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and a reduction in the value of our stockholders’ investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders and the value of our stockholders’ investment.
We may face a conflict of interest when purchasing properties from affiliates of our Advisor.
As of December 31, 2017, we have acquired eight properties from certain affiliates of our sponsor, including our Chief Executive Officer and Chairman, Kevin A. Shields, our Executive Vice President, David C. Rupert and our Vice President - Acquisitions, Don Pescara, along with several third party investors. We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist in such an acquisition and affiliates of our Advisor may be entitled to fees on both sides of such a related party transaction. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders. Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our nominating and corporate governance committee of our board of directors approves all transactions between us and our Advisor and its affiliates. See Part I, Item 1, Business - Affiliate Transaction Policy.
We may face conflicts of interest when disposing of certain of our properties, which may cause us to make payments to the affiliated contributors of such properties pursuant to tax protection agreements.
In connection with the contribution of seven properties from certain affiliates of our sponsor and several other third party investors, we have entered into tax protection agreements with the contributors. These agreements obligate our Operating Partnership to reimburse the contributors for tax liabilities resulting from their recognition of income or gain if we cause our Operating Partnership to take certain actions with respect to the various properties, the result of which causes income or gain to the contributors for a period subsequent to the contribution of such property as specified in the tax protection agreement. As a result, we may face conflicts of interest if affiliates of our Advisor and sponsor recommend that we sell one of these properties, the result of which could cause our Operating Partnership to provide reimbursements under the tax protection agreements if we do not reinvest the proceeds of the sale pursuant to Section 1031 of the Code or any other tax deferred investment.
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
In order for us to continue to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock. In addition, our board can authorize the issuance of preferred units under our Operating Partnership which may have similar preferential rights as preferred stock. There is no limit on the amount of preferred units our Operating Partnership could issue.
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
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the 1940 Act. If we become an unregistered investment company, we will not be able to continue our business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2017, we owned 73 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to registration under the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, requires us to indemnify our directors, officers, employees and agents to the maximum extent permitted under Maryland law. Our charter also limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. Additionally, the Advisory Agreement requires us to indemnify our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents of our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our DRP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding payment obligation as set forth under our operating partnership agreement, (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (7) issue preferred units, existing stockholders and investors purchasing shares in our DRP Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2017, we had 170,906,111 shares of common stock issued and outstanding, and we owned approximately 96% of the limited partnership units of the Operating Partnership. Our sponsor and certain of its affiliates owned approximately 2% of the limited partnership units of the Operating Partnership, and the remaining approximately 2% of the limited partnership units were owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $7.34 as of December 31, 2017, as compared to our offering price per share pursuant to our DRP Offering of $10.04. Therefore, upon a purchase of our shares in the DRP Offering, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of commissions and/or expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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
To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all sources of debt or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market's perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the price per share of our common stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
Risks Related to Investments in Single Tenant Real Estate
Many of our properties depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. A tenant at one or more of our properties may be negatively affected by an economic slowdown. Lease payment defaults by tenants, including those caused by an economic downturn, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition and our ability to pay distributions at our current level.

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

Year of Lease Expiration	Annualized Net Rent (unaudited) (1)		Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2018	$9,382		7	1,815,200	4.4%
2019	23,822	(2)	9	1,239,100	11.1
2020	19,620		8	1,469,100	9.1
2021	16,259	(2)	7	1,565,600	7.6
2022	11,744		5	778,600	5.5
2023	8,315	(2)	4	662,300	3.9
Thereafter	125,441		41	10,057,600	58.4
Vacant	—		—	640,600	—
Total	$214,583		81	18,228,100	100.0%

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2017 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)
Included in the annualized net rent amount is approximately 140,400 square feet related to a lease expiring in 2019 with the remaining square footage expiring in 2021 and 2023. The Company included the lessee in the number of lessees in 2019.

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
A large portion of our rental income is derived from net leases. Net leases are typically characterized by (1) longer lease terms; and (2) fixed rental rate increases during the primary term of the lease, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2017, approximately 14.7%, 10.5%, and 10.2% of our annualized net rent for the 12-month period subsequent to December 31, 2017 was concentrated in the states of Texas, California, and Ohio, respectively. Additionally, as of December 31, 2017, approximately 19.1%, 10.8% and 10.1% of our annualized net rent for the 12-month period subsequent to December 31, 2017 was concentrated in the Capital Goods, Telecommunication Services, and Insurance industries, respectively.
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
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders at our current level.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders at our current level.
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
We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio primarily consists of single-tenant commercial and industrial properties, we are subject to risks inherent in investments in single tenant properties in which we rely on the payment of rent from an individual tenant, and our results of operations are sensitive to changes in overall economic conditions that impact the tenant's business and on-going cash flow that can cause the tenant to cease making rental payments. A continuation of, or slow recovery from, ongoing adverse domestic and foreign economic conditions, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could continue to negatively impact a tenant's business resulting in insufficient cash flow to continue as a going-concern and ultimately the vacating of the occupied property. Such circumstances will have a direct impact on our cash flow from operations and cause us to incur costs, such as on-going maintenance during vacancy and leasing costs, that could have an impact on our ability to continue the payment of distributions to our stockholders.
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
We are subject to risks from natural disasters such as earthquakes and severe weather conditions.
Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and severe weather conditions. Natural disasters and severe weather conditions may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California or Washington) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather conditions.
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
Risks Associated with Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank, National Association ("KeyBank") and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.
We entered into an unsecured credit facility with KeyBank and a syndicate of lenders partners under which we were provided with a $1.2 billion senior unsecured credit facility consisting of a $500.0 million senior unsecured revolver and a $715.0 million senior unsecured term loan.
The credit facility requires that we must maintain a pool of real properties, which is subject to the following requirements: (i) no less than 30 unencumbered asset pool properties at all times; (ii) no greater than 15% of the unencumbered asset pool value may be contributed by any single unencumbered asset pool property; (iii) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties subject to ground leases; (iv) no greater than 15% of the aggregate unencumbered asset pool value may be contributed by unencumbered asset pool properties that are under development; (v) a minimum weighted average occupancy of all unencumbered asset pool properties shall be no less than 90%; (vi) minimum weighted average remaining lease term for all unencumbered properties shall be no less than five years; and (vii) other limitations as determined by KeyBank upon further diligence of the unencumbered asset pool properties. Upon the occurrence of certain events described further in the KeyBank credit facility agreement, KeyBank may require the borrower to grant a first perfected mortgage/deed of trust lien on each of the unencumbered asset pool properties.
The credit facility includes a number of financial covenant requirements, including, but not limited to, a maximum consolidated leverage ratio (60% or, for a maximum of two consecutive quarters following a material acquisition, 65%), a minimum fixed charge ratio (1.5 to 1), a maximum secured debt ratio (40%), a maximum secured recourse debt ratio (5%), a maximum unhedged variable rate debt (30% of total asset value), minimum tangible net worth of at least approximately $1.2 billion plus 75% of the net proceeds of any common or preferred share issuance after the effective date and 75% of the amount of units of limited partnership interest in our Operating Partnership issued in connection with the contribution of properties, a maximum payout ratio of 95% of distribution to core funds from operations and minimum unsecured interest coverage ratio (2 to 1).
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
If an event of default occurs under our loan agreement with Bank of America, N.A. (“Bank of America”) then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us.
On September 29, 2017, we, through ten special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with Bank of America in which we borrowed $375.0 million.
If an event of default occurs under our loan agreement with Bank of America then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us. This would limit the amount of cash available to us for use in our business and could affect our ability to make distributions to our common stockholders. No assurance can be given that a triggering event will not occur in the future.
The covenants and other restrictions under our Bank of America loan agreement affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell or substitute assets;

•	modify certain terms of our leases;

•	manage our cash flows; and

•	make distributions to equity holders.
Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.
There is no limitation on the amount we can borrow. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
Our debt financing agreements, including the KeyBank credit facility and the Bank of America loan agreement, contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders at our current level.
Agreements governing our borrowings, including the KeyBank credit facility and the Bank of America loan agreement, contain or may contain in the future financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could affect our ability to incur additional debt, cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders, limit our ability to discontinue insurance coverage or replace our Advisor, or cause us to obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowing may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.
Increases in interest rates would increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders at our current level.
We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs, which would likely reduce our cash flows and our ability to make distributions to stockholders at our current level. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions to our stockholders at our current level.
Future disruptions in domestic and international financial markets may severely impact the amount of credit available to us and may contribute to rising costs associated with obtaining or maintaining such credit. In such an instance, we may not be able to obtain new debt financing, or maintain our existing debt financing, on terms and conditions we find to be ideal. If disruptions in the credit markets occur and are ongoing, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets may be negatively impacted. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions at our current level.
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
Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of a stockholder's investment.
To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.
If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
If the Internal Revenue Service ("IRS") were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of our Operating Partnership or an underlying property owner could also threaten our ability to maintain REIT status.
Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.
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
Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT, we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary or capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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
Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available under the 2017 Tax Act. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

To the extent our distributions represent a return of capital for tax purposes, a stockholder could recognize an increased capital gain upon a subsequent sale of the stockholder's common stock.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to Non-U.S. Stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder. If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.
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
We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless the non-U.S. stockholder is a qualified foreign pension fund (or an entity wholly owned by a qualified foreign pension fund) or our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Employee Retirement Income Security Act of 1974 (“ERISA”) Risks
There are special considerations that apply to employee benefit plans, individual retirement accounts (each, an "IRA") or other tax-favored benefit accounts investing in our shares which could cause an investment in our shares to be a prohibited transaction which could result in additional tax consequences.
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
ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a "party-in-interest" or "disqualified person" with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a "party-in-interest" or "disqualified person" with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.
In addition, if stockholders are investing the assets of an IRA or a pension, profit sharing, 401(k), Keogh or other employee benefit plan, they should satisfy themselves that their investment (i) is consistent with their fiduciary obligations under ERISA and other applicable law, (ii) is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy, and (iii) satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA. Stockholders should also determine that their investment will not impair the liquidity of the plan or IRA and will not produce UBTI for the plan or IRA; or, if it does produce UBTI, that the purchase and holding of the investment is still consistent with their fiduciary obligations. Stockholders should also satisfy themselves that they will be able to value the assets of the plan annually in accordance with ERISA requirements, and that their investment will not constitute a prohibited transaction under Section 406 of ERISA or Code Section 4975.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2017, we owned a fee simple interest in 73 properties, encompassing approximately 18.2 million rentable square feet and an 80% interest in an unconsolidated joint venture. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties.
Revenue Concentration
No lessee or property, based on annualized net rent for the 12-month period subsequent to December 31, 2017, pursuant to the respective in-place leases, was greater than 5% as of December 31, 2017.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Texas	$31,478	10	14.7%
California	22,603	5	10.5
Ohio	21,932	8	10.2
Illinois	20,687	8	9.6
Colorado	17,811	6	8.3
Georgia	16,067	4	7.5
Arizona	12,254	4	5.7
New Jersey	11,284	3	5.3
South Carolina	9,942	2	4.6
North Carolina	8,134	3	3.8
Missouri	7,097	4	3.3
All others (1)	35,294	16	16.5
Total	$214,583	73	100.0%

(1)	All others account for less than 3% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Capital Goods	$40,964	12	19.1%
Telecommunication Services	23,081	7	10.8
Insurance	21,668	9	10.1
Health Care Equipment & Services	18,959	9	8.8
Diversified Financials	18,487	5	8.6
Software & Services	15,132	5	7.1
Media	10,049	3	4.7
Energy	9,780	4	4.6
Retailing	9,616	2	4.5
Consumer Durables & Apparel	7,964	3	3.7
Technology, Hardware & Equipment	7,958	4	3.7
Consumer Services	7,851	2	3.7
All others (2)	23,074	16	10.6
Total	$214,583	81	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2018	$9,382		7	1,815,200	4.4%
2019	23,822	(1)	9	1,239,100	11.1
2020	19,620		8	1,469,100	9.1
2021	16,259	(1)	7	1,565,600	7.6
2022	11,744		5	778,600	5.5
2023	8,315	(1)	4	662,300	3.9
Thereafter	125,441		41	10,057,600	58.4
Vacant	—		—	640,600	—
Total	$214,583		81	18,228,100	100.0%

(1)
Included in the annualized net rent amount is approximately 140,400 square feet related to a lease expiring in 2019 with the remaining square footage expiring in 2021 and 2023. We included the lessee in the number of lessees in 2019.

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

(b)	Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 7, 2018, we had approximately $1.8 billion in shares of common stock outstanding, including $219.5 million in shares issued pursuant to our DRP, held by a total of approximately 37,900 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
We are currently selling shares of our common stock to the public pursuant to the 2017 DRP Offering at a price of $10.04 per share (our most recently published estimated NAV). Our board of directors established this share price following its receipt of a third-party report from an advisor to the board of directors regarding the determination of the Company's NAV as of June 30, 2017. See Determination of Estimated Value Per Share below.
Determination of Estimated Value Per Share
On October 24, 2017, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2017. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The estimated value per share was determined after consultation with our Advisor and Robert A. Stanger & Co, Inc. ("Stanger"), an independent third-party valuation firm not affiliated with our Advisor. Stanger was selected by our nominating and corporate governance committee to appraise the properties in our portfolio as of June 30, 2017. Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations, and similar transactions. Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties and relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures. In determining an estimated value per share, our board of directors considered the reports provided by Stanger and information provided by our Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions.
Upon the board of director’s receipt and review of the reports, the recommendation of the nominating and corporate governance committee, and the recommendation of our Advisor, the board of directors approved $10.04 as the estimated value of our common stock as of June 30, 2017, which determinations are ultimately and solely the responsibility of the board of directors.
In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant; made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control; and made assumptions with respect to certain factual matters. Furthermore, Stanger's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to June 30, 2017, and any material change in such circumstances and conditions may affect Stanger's analyses and conclusions. Stanger's report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein.
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
For additional information on the methodology used in calculating our estimated value per share, please refer to our Current Report on Form 8-K filed with the SEC on October 27, 2017.
Distributions
We qualified as a REIT commencing with the year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, and continue to adhere to these requirements for each subsequent year. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. However, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed taxable income, if any. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of December 31, 2017, we satisfied the REIT requirements and distributed all of our taxable income.
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

Distributions for a given month are paid on or around the first day of the month following the month of distribution and are paid from operating cash flow generated from our properties or offering proceeds raised in future public offerings (if any). The following table shows the distributions we have declared and paid during each quarter in the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

Quarter	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2016	$981	$30,238	$0.17
2nd Quarter 2016	$1,124	$30,297	$0.17
3rd Quarter 2016	$1,194	$30,636	$0.17
4th Quarter 2016	$1,194	$30,627	$0.17
1st Quarter 2017	$1,168	$30,055	$0.17
2nd Quarter 2017	$1,181	$30,293	$0.17
3rd Quarter 2017	$1,194	$30,375	$0.17
4th Quarter 2017	$1,195	$29,974	$0.17

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.

Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.
Recent Sales of Unregistered Securities
During the fourth quarter of 2017, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 9, Equity – Share Redemption Program, we adopted a SRP that enables stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by us. During any calendar year, we will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.
If we cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares we may redeem during any calendar year, we will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. We will treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. Such pending requests will generally be honored on a pro rata basis. Any stockholder request to cancel an outstanding redemption must be sent to our transfer agent prior to the last day of the new quarter. We will determine whether sufficient funds are available or the SRP has reached the 5% share limit as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
Pursuant to the SRP, the redemption price per share shall be the lesser of (i) the amount paid for the shares or (ii) 95% of the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at 100% of the NAV of the shares. The redemption price per share will be as of the last business day of the applicable quarter.

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through December 31, 2017, we had redeemed 15,849,898 shares of common stock for approximately $157.7 million at a weighted average price per share of $9.95 pursuant to the SRP. Since inception and through June 30, 2017, we have honored all redemption requests. During the year ended December 31, 2016, we redeemed 4,164,955 shares of common stock for approximately $41.4 million at a weighted average price per share of $9.95. During the year ended December 31, 2017, we had redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96 pursuant to the SRP. We have funded all redemptions using proceeds from the sale of shares pursuant to our DRP. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through our filings with the SEC.
During the three months ended September 30, 2017, we received requests for the redemption of common stock of approximately 3,878,396 shares, which exceeded the annual limitation of 5% of the weighted average number of shares outstanding during the prior calendar year by approximately 104,999 shares. We processed the redemption requests according to the SRP policy described above and redeemed 97% of the shares requested at a weighted average price per share of $9.92. Those stockholders who were subject to pro rata treatment of their redemption requests had approximately 95% of their requests satisfied. The remaining portion of such requests will be carried forward to the next available redemption period. As the 5% maximum was reached for the quarter ended September 30, 2017, the Company did not process any redemption requests for the quarter ended December 31, 2017.
During the quarter ended December 31, 2017, we redeemed shares under our SRP as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2017 (1)	3,775,955	$9.92	3,775,955	(2)
November 30, 2017	—	—	—	(2)
December 31, 2017	—	—	—	(2)

(1)	Shares redeemed in the month of October 2017 were pursuant to redemption requests received during the quarter ended September 30, 2017.

(2)
A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table. As disclosed above, we reached the maximum number of shares available for redemption for 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenue (1)	$346,490	$344,274	$292,853	$203,191	$68,916
Income before other income and (expenses)	$82,294	$73,531	$35,109	$22,501	$(10,603)
Net income (loss)	$146,133	$26,555	$15,621	$14	$(24,469)
Net income (loss) attributable to common stockholders	$140,657	$25,285	$(3,750)	$(18,654)	$(24,664)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.81	$0.14	$(0.02)	$(0.17)	$(0.97)
Distributions declared per common share	$0.68	$0.68	$0.69	$0.68	$0.68
Balance Sheet Data
Total real estate, net	$2,442,576	$2,685,837	$2,760,049	$1,805,333	$1,132,617
Total assets	$2,803,410	$2,894,803	$3,037,390	$2,053,656	$1,216,504
Total debt	$1,386,084	$1,447,535	$1,473,427	$613,905	$480,886
Total liabilities	$1,512,835	$1,574,274	$1,636,859	$743,707	$554,574
Preferred units subject to redemption	$—	$—	$—	$250,000	$250,000
Redeemable noncontrolling interests	$4,887	$4,887	$4,887	$12,543	$4,887
Redeemable common stock	$33,877	$92,058	$86,557	$56,421	$12,469
Total stockholders’ equity	$1,220,706	$1,193,470	$1,287,769	$973,507	$374,838
Total equity	$1,251,811	$1,223,584	$1,309,087	$990,985	$394,574
Other Data
Net cash provided by operating activities (2)	$142,097	$137,457	$99,972	$89,980	$4,545
Net cash provided by (used in) investing activities (2)	$254,568	$9,496	$(401,524)	$(747,789)	$(829,377)
Net cash (used in) provided by financing activities (2)	$(238,660)	$(183,814)	$274,942	$743,162	$849,458

(1)	Property expense recovery reimbursements are presented gross on the statement of operations for all periods presented.

(2)
During the year ended December 31, 2017, the Company elected to early adopt ASU No. 2016-18. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. We have no employees and are externally advised and managed by our Advisor.
On August 28, 2008, our Advisor purchased 100 shares of common stock for $1,000 and became our initial stockholder. From 2009 to 2014, we offered shares of common stock pursuant to a Private Offering to accredited investors and two Public Offerings, consisting of an initial public offering and a follow-on offering, which included shares for sale pursuant to the DRP. We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion pursuant to the Private Offering and Public Offerings.
As of December 31, 2017, our real estate portfolio, consisted of 73 properties in 20 states and 81 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $2.8 billion, including the allocation of the purchase price to above and below-market lease valuation. Our annualized net rent for the 12-month period subsequent to December 31, 2017 is approximately $214.6 million with approximately 64.8% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or, in management's belief, equivalent ratings. Our portfolio, based on square footage, is approximately 96.5% leased as of December 31, 2017, with a weighted average remaining lease term of 6.5 years, average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition value of 49.3%.
Acquisition Indebtedness
For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 5, Debt, to the consolidated financial statements.
Critical Accounting Policies and Estimates
We have established accounting policies which conform to generally accepted accounting principles ("GAAP") in the United States as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
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
Real Estate - Valuation and Purchase Price Allocation
When we acquire operating properties, we allocate the purchase price on an asset acquisition to the various components of the acquisition based upon the relative fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Transaction costs are capitalized as a component of the cost of the asset acquisition.
We allocate the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions.
In determining the relative fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated relative fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with an asset acquisition are capitalized as a component of the transaction.
The difference between the relative fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria of an asset acquisition, acquisition costs are expensed as incurred.
Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2017, we recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets would more than likely not be recoverable.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on our estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. Quarterly, we reconcile the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by us for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount we can recover from the tenant such as a cap on certain or all property operating expenses.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 4.4% of our annualized base rental revenue will expire during the period from January 1, 2018 to December 31, 2018. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period January 1, 2018 to December 31, 2018, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management, and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Same Store Analysis
For the year ended December 31, 2017, our "Same Store" portfolio consisted of 71 properties, encompassing approximately 17.6 million square feet, with an acquisition value of $2.7 billion and annual net rent of $203.8 million (for the 12-month period subsequent to December 31, 2017). Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 71 properties for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$230,572	$237,971	$(7,399)	(3)%
Lease termination income	14,603	1,197	13,406	1,120%
Property expense recoveries	70,479	73,041	(2,562)	(4)%
Asset management fees to affiliates	20,072	19,976	96	0%
Property management fees to affiliates	8,781	8,734	47	1%
Property operating expense	47,020	47,047	(27)	0%
Property tax expense	41,504	43,333	(1,829)	(4)%
Impairment provision	8,460	—	8,460	100%
Depreciation and amortization	108,897	119,392	(10,495)	(9)%
Interest expense	9,366	11,484	(2,118)	(18)%
Rental Income
The decrease in rental income of approximately $7.4 million compared to the same period a year ago is primarily the result of (1) approximately $7.9 million in reduction of occupied space; offset by (2) approximately $0.3 million in acceleration of amortization of intangibles in prior period primarily related to early lease terminations.
Lease Termination Income
The increase in lease termination income of approximately $13.4 million is primarily the result of lease terminations on the 2500 Windy Ridge Parkway and South Lake at Dulles properties during 2017.
Property Expense Recoveries
The decrease in property expense recoveries of $2.6 million compared to the same period a year ago is primarily the result of prior year tax appeals won in the current year owed to tenants.
Property Tax Expense
The decrease in property tax expense of $1.8 million compared to the same period a year ago is primarily the result of (1) approximately $2.1 million prior year tax appeals won in the current year; offset by (2) approximately $0.3 million of appreciation of property value.
Impairment Provision
The increase in impairment provision expense is a result of Westinghouse Electric Company, LLC filing for bankruptcy and the 333 East Lake Street property write down of building and land. We recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceed the fair value.
Depreciation and Amortization
The decrease of approximately $10.5 million as compared to the same period in the prior year is primarily the result of (1) approximately $9.4 million in amortization of intangibles as a result of early lease terminations in the prior/current year; and (2) $2.2 million related to assets fully depreciated in the current year; offset by (3) $1.3 million related to intangibles placed in service subsequent to December 31, 2017.
Interest Expense
The decrease of approximately $2.1 million as compared to the same period in the prior year is primarily the result of four mortgage loan payoffs subsequent to April 30, 2016.
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

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2016	2015
Rental income	$168,027	$181,727	$(13,700)	(8)%
Property expense recoveries	42,240	40,212	2,028	5%
Asset management fees to affiliates	13,360	13,272	88	1%
Property management fees to affiliates	5,960	5,749	211	4%
Property operating expense	28,539	27,975	564	2%
Property tax expense	29,117	26,515	2,602	10%
Depreciation and amortization	76,854	85,257	(8,403)	(10)%
Interest expense	9,051	9,268	(217)	(2)%
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
Depreciation and Amortization
The decrease in depreciation and amortization expense of $8.4 million compared to the same period a year ago is primarily the result of $8.1 million of accelerated amortization related to lease terminations and a lease expiration.
Portfolio Analysis
As of December 31, 2017, we owned 73 properties and have completed the offering stage of our life cycle. We may continue to draw from our unsecured credit facility or use proceeds from dispositions to acquire assets that adhere to our investment criteria.

Comparison of the Years Ended December 31, 2017 and 2016
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$257,465	$267,654	$(10,189)	(4)%
Lease termination income	14,604	1,211	13,393	1,106%
Property expense recoveries	74,421	75,409	(988)	(1)%
Asset management fees to affiliates	23,499	23,530	(31)	0%
Property management fees to affiliates	9,782	9,740	42	0%
Property operating expense	50,349	50,946	(597)	(1)%
Property tax expense	44,980	45,789	(809)	(2)%
Acquisition fees and expenses to non-affiliates	—	541	(541)	(100)%
Acquisition fees and expenses to affiliates	—	1,239	(1,239)	(100)%
General and administrative expenses	7,891	6,584	1,307	20%
Corporate operating expenses to affiliates	2,652	1,525	1,127	74%
Depreciation and amortization	116,583	130,849	(14,266)	(11)%
Impairment provision	8,460	—	8,460	100%
Interest expense	51,015	48,850	2,165	4%
Rental Income
Rental income for the year ended December 31, 2017 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. The decrease in rental income of approximately $10.2 million is primarily the result of (1) approximately $7.4 million in reduction of occupied space; (2) approximately $4.5 million in three assets sold in the current year; offset by (3) approximately $1.8 million in assets acquired subsequent to January 2016.
Lease Termination Income
The increase in lease termination income of approximately $13.4 million is primarily the result of lease terminations on the 2500 Windy Ridge Parkway and South Lake at Dulles properties during 2017.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by approximately $1.8 million for the year ended December 31, 2017 compared to the same period a year ago was a result of an accounting standard, which clarified the definition of a business combination, which we adopted on January 1, 2017. Under the clarified definition, our one acquisition through the year ended December 31, 2017 did not qualify as a business combination; consequently, we accounted for the transaction as an asset acquisition. Thus, approximately $4.1 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017 increased by approximately $1.3 million compared to the same period a year ago primarily as a result of higher state taxes.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the year ended December 31, 2017 increased by approximately $1.1 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.

Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2017 consisted of depreciation of building and building improvements of our properties of $56.0 million and amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $60.6 million. The decrease of approximately $14.3 million as compared to the same period in the prior year is primarily the result of (1) approximately $3.4 million related to three sales in the current period; (2) $0.8 million related to one property reclassified as held for sale during the year ended December 31, 2017; and (3) $11.8 million related to acceleration of amortization expense and assets fully depreciated during the prior period; offset by (4) $1.1 million related to intangibles placed in service subsequent to December 31, 2016.
Impairment Provision
During the year ended December 31, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy and the 333 East Lake Street property write down on building and land. We recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceed the fair value.
Comparison of the Years Ended December 31, 2016 and 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$267,654	$226,174	$41,480	18%
Lease termination income	1,211	8,974	(7,763)	(87)%
Property expense recoveries	75,409	57,705	17,704	31%
Asset management fees to affiliates	23,530	19,389	4,141	21%
Property management fees to affiliates	9,740	7,622	2,118	28%
Property operating expense	50,946	40,682	10,264	25%
Property tax expense	45,789	34,733	11,056	32%
Acquisition fees and expenses to non-affiliates	541	2,730	(2,189)	(80)%
Acquisition fees and expenses to affiliates	1,239	32,245	(31,006)	(96)%
General and administrative expenses	6,584	5,987	597	10%
Corporate operating expenses to affiliates	1,525	1,608	(83)	(5)%
Depreciation and amortization	130,849	112,748	18,101	16%
Interest expense	48,850	33,402	15,448	46%
Rental Income
Rental income for the year ended December 31, 2016 increased by $41.5 million compared to the same period in the prior year primarily as a result of (1) rental income related to real estate acquired and five leases commencing subsequent to January 1, 2015 of approximately $50.0 million and $2.2 million, respectively; offset by (2) three early lease terminations, in the prior year, that contributed to the acceleration of deferred rent and other intangibles of approximately $4.6 million and (3) $5.6 million of decreased rental income due to the sale of two properties in the prior year.
Lease Termination Income
The decrease in lease termination income of approximately $7.8 million was primarily the result of lease terminations for the 11200 West Parkland property and the 2 Circle Star Way property during the fourth quarter of 2015.

Property Expense Recoveries
Also included as a component of revenue is the recovery of the recoverable expenses, which increased by $17.7 million compared to the same period in the prior year primarily as a result of (1) approximately $14.7 million in property expense recoveries for properties acquired subsequent to January 1, 2015; and (2) $3.0 million in higher expected recoveries estimates for the current year; offset by (3) $0.7 million of property expense recoveries due to the sale of two properties in the prior period.
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
Property Operating Expense
Property operating expenses for the years ended December 31, 2016 and 2015 totaled $50.9 million and $40.7 million, respectively. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total increase of $10.2 million compared to the same period a year ago is primarily a result of (1) $9.0 million in additional property operating expenses related to properties acquired subsequent to January 1, 2015; and (2) an increase of approximately $0.6 million related to increased occupancy, security and repair and maintenance at three properties acquired prior to 2015; offset by (3) $0.4 million related to the sale of two properties during 2015.
Property Tax Expense
Property tax expenses for the years ended December 31, 2016 and 2015 totaled $45.8 million and $34.7 million, respectively. The total increase of approximately $11.1 million compared to the same period a year ago is primarily a result of (1) $9.5 million in additional property tax expense related to properties acquired subsequent to January 1, 2015; and (2) an increase in property tax expenses of approximately $2.5 million for properties acquired prior to 2015 due to an increase in tax estimates; offset by (3) $1.0 million decrease related to the two properties sold in the prior year.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by $33.2 million for the year ended December 31, 2016 compared to the same period a year ago due to decreased acquisition activity in the current period.
Depreciation and Amortization Expense
The increase of $18.1 million as compared to the year ended December 31, 2015 is primarily the result of additional depreciation and amortization of (1) $25.6 million related to properties acquired subsequent to January 1, 2015; and (2) $2.1 million related to a property reclassified as held and used during the current period, which required a catch up adjustment of depreciation and amortization expense and additional tenant improvements placed in service in the current year; offset by (3) $8.1 million of accelerated amortization related to lease terminations and a lease expiration; and (4) $2.6 million of depreciation and amortization related to two properties sold in the prior year.
Interest Expense
Interest expense for the year ended December 31, 2016 increased by $15.4 million compared to the same period in the prior year primarily due to the following: (1) $3.7 million in additional interest expense related to mortgages assumed for properties acquired subsequent to January 1, 2015; (2) $10.5 million increase in interest expense related to our unsecured credit agreement, which had a higher average outstanding balance and higher interest rate during the year ended December 31, 2016; (3) $5.1 million in interest expense related to our interest rate swaps, which became effective subsequent to June 30, 2015; and (4) $0.9 million decrease in capitalized interest due to our development project being placed in service in August 2015; offset by (5) $2.7 million of interest expense not incurred in the current period as a result of multiple mortgage loan payoffs and the sale of one property in the prior period; and (6) $1.1 million decrease of deferred financing costs due to write-offs of unamortized deferred financing costs as a result of the unsecured credit facility restructuring on July 20, 2015.

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
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO. FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
The IPA issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include MFFO. In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. These costs have been funded with cash proceeds from our Public Offerings or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Public Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

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

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in the fair value of interest rate swaps not designated as a hedge and the change in the fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern as our Public Offerings have been completed and our portfolio is in place. Further, we believe MFFO is useful in comparing the sustainability of our operating performance as our Public Offerings have been completed and we expect our acquisition activity over the near term to be less vigorous, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent measures of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$146,133	$26,555	$15,621
Adjustments:
Depreciation of building and improvements	55,982	56,707	43,320
Amortization of leasing costs and intangibles	60,573	74,114	69,400
Impairment provision	8,460	—	—
Equity interest of depreciation of building and improvements - unconsolidated entities	2,496	2,486	2,472
Equity interest of amortization of intangible assets - unconsolidated entities	4,674	4,751	4,799
Gain from sale of depreciable operating property	(116,382)	—	(13,813)
Gain on acquisition of unconsolidated entity	—	(666)	—
FFO	$161,936	$163,947	$121,799
Distributions to redeemable preferred unit holders	—	—	(9,245)
Distributions to noncontrolling interests	(4,737)	(4,493)	(3,518)
Preferred units redemption premium	—	—	(9,905)
FFO, adjusted for redeemable preferred and noncontrolling interest distributions	$157,199	$159,454	$99,131
Reconciliation of FFO to MFFO:
Adjusted FFO	$157,199	$159,454	$99,131
Adjustments:
Acquisition fees and expenses to non-affiliates	—	541	2,730
Acquisition fees and expenses to affiliates	—	1,239	32,245
Revenues in excess of cash received (straight-line rents)	(11,372)	(14,751)	(13,792)
Amortization of above/(below) market rent	1,689	3,287	(3,785)
Amortization of debt premium/(discount)	(414)	(1,096)	—
Amortization of ground leasehold interests (below market)	28	28	28
Amortization of deferred revenue	—	(1,228)	—
Revenues in excess of cash received	(12,845)	(1,202)	(2,078)
Financed termination fee payments received	11,783	1,322	1,061
Loss on extinguishment of debt - write-off of deferred financing costs	—	—	1,367
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(311)	(735)	(1,155)
Unrealized (gain) loss on derivatives	(28)	49	—
Equity interest of amortization of above/(below) market rent - unconsolidated entities	2,968	2,984	3,000
Preferred units redemption premium	—	—	9,905
MFFO	$148,697	$149,892	$128,657

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Unsecured Credit Facility (as defined below), Bank of America Loan (as defined below), and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2017 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On July 20, 2015, we, through our Operating Partnership, entered into a credit agreement (the "Unsecured Credit Agreement ") with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"), Bank of America, N.A. ("Bank of America"), Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan, the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of 5 years, maturing on July 20, 2020.
The Unsecured Credit Facility has an interest rate calculated based on London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin or Base Rate (as defined below) plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement. The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement. Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate (as defined in the Unsecured Credit Agreement) or (ii) the Federal Funds rate (as defined in the Unsecured Credit Agreement) plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
On March 29, 2016, we exercised our right to increase the total commitments, pursuant to the Unsecured Credit Agreement, by entering into the increase agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million.
In March 2017, we, through our Operating Partnership, drew an additional $23.0 million to pay off the remaining balance of the Ace Hardware loan.
In September 2017, we, through our Operating Partnership, drew an additional $21.0 million to pay down the remaining $18.7 million Plainfield loan balance and the remaining proceeds were used to fund operations.
For the year ended December 31, 2017, we paid down approximately $344.1 million of the Unsecured Credit Facility, as a result of the Bank of America financing, as further described below.
As of December 31, 2017, the remaining capacity pursuant to the Revolver Loan was $211.3 million.

Bank of America Loan
On September 29, 2017, we, through ten special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with Bank of America, N.A. (together with its successors and assigns, the "Lender") in which we borrowed $375.0 million (the “Bank of America Loan”).
We utilized approximately $344.1 million of the funds provided by the Bank of America Loan to pay down a portion of our Unsecured Credit Facility. In connection with this pay down of the Unsecured Credit Facility, KeyBank released eight special purpose entities owned by our Operating Partnership from their obligations as guarantors under the Unsecured Credit Facility. The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties (or in the case of one property, on the special purpose entity's leasehold interest in the property) with the following tenants: ACE Hardware Corporation; Christus Health; Comcast of Washington; Connecticut General; General Electric Company; NEC Corporation of America; Restoration Hardware, Inc.; State Farm Mutual Automobile Insurance Co.; T-Mobile West LLC; and WellsFargo Bank, National Association (each, a "Secured Property"). In addition, we entered into a nonrecourse carve-out guaranty agreement.
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
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBO Rate-based variable-rate debt, including our Unsecured Credit Facility. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps as of December 31, 2017 and 2016 (dollars in thousands):

				Fair Value (1)		Current Notional Amount (2)
				December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2017	2016	2017	2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$3,255	$(1,630)	$425	$425
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	458	(907)	300	300
Interest Rate Swap (3)	7/1/2016	7/1/2018	1.50%	—	(564)	—	100
Total				$3,713	$(3,101)	$725	$825

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2017, derivatives in a asset/liability position are included in the line item "Accrued expenses and other liabilities/Other assets," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of December 31, 2017 and 2016.

(3)
Effective as of November 1, 2017, our Operating Partnership novated the $100 million interest rate swap agreement to an affiliated party, Griffin Capital Essential Asset Operating Partnership II, L.P., for approximately nine thousand dollars. At the date of novation, we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The novation involved cash consideration that reflected the termination value of the trade at the time of novation.

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our 2017 DRP Offering and income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$1,397,779	$7,132	$756,913	$14,767	$618,967
Interest on outstanding debt obligations (2)	295,188	49,343	91,965	51,925	101,955
Interest rate swaps (3)	3,441	1,278	2,163	—	—
Ground lease obligations	34,641	198	396	416	33,631
Total	$1,731,049	$57,951	$851,437	$67,108	$754,553

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2017. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at December 31, 2017.

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
Our cash, cash equivalent and restricted cash balances increased by approximately $158.0 million during the year ended December 31, 2017 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2017, we generated $142.1 million compared to $137.5 million for the year ended December 31, 2016. Net cash provided in operating activities before changes in operating assets and liabilities for the year ended December 31, 2017 decreased by approximately $9.4 million to approximately $137.0 million compared to approximately $146.4 million for the year ended December 31, 2016. The decrease is primarily related to a decrease in occupancy of approximately 2.3%.
Investing Activities. During the year ended December 31, 2017, we generated approximately $254.6 million in cash provided by investing activities compared to approximately $9.5 million provided by investing activities during the same period in 2016. The $245.1 million increase in cash generated in investing activities is primarily related to the following:
•$394.5 million increase in proceeds from disposition of assets in the current period; and
•$6.4 million decrease in disbursements of cash on building improvements; offset by
•$25.7 million repayment of a mortgage loan receivable from an affiliated party during the prior period; and
•$129.1 million increase in cash paid for property acquisitions, and payments for construction in progress.
Financing Activities. During the year ended December 31, 2017, we used approximately $238.7 million of cash in financing activities compared to approximately $183.8 million in cash used in financing activities during the same period in 2016. The increase in cash used in financing activities of $54.9 million is primarily comprised of the following:
•$301.9 million increase in principal repayments under the Unsecured Credit Facility;
•$76.1 million decrease in proceeds from borrowings under the Unsecured Credit Facility;

•$5.5 million increase in principal payoff of mortgage debt;
•$57.5 million increase in repurchases of common stock;
•$2.6 million increase in deferred financing costs; and
•$2.0 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; offset by
•$375.0 million increase in proceeds from borrowings under the Bank of America Loan; and
•$18.1 million decrease in payments made to purchase the noncontrolling interest related to the Restoration Hardware property.

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
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through December 31, 2017, we funded 93% of our cash distributions from cash flows provided by operating activities and 7% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the year ended December 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$4,737			$4,425
Distributions paid in cash — common stockholders	71,124			69,463
Distributions of DRP	49,541			52,174
Total distributions	$125,402	(1)		$126,062
Source of distributions (2)
Cash flows provided by operations	$75,861		60%	$73,888	59%
Offering proceeds from issuance of common stock pursuant to the DRP	49,541		40%	52,174	41%
Total sources	$125,402	(3)	100%	$126,062	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2017 were $6.4 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2017, we paid and declared distributions of approximately $120.7 million to common stockholders including shares issued pursuant to the DRP, and approximately $4.7 million to the limited partners of our Operating Partnership, as compared to FFO, adjusted for noncontrolling interest distributions, and MFFO for the year ended December 31, 2017 of approximately $157.2 million and $148.7 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 14, Subsequent Events, to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of our Unsecured Credit Facility, Bank of America Loan and property secured mortgages. These instruments were entered into for other than trading purposes.
Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. We will not enter into these financial instruments for speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
On July 9, 2015, we (through our Operating Partnership) executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based,variable rate debt, including our Unsecured Credit Facility. Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively. Due to our pay down of a significant portion of our Unsecured Credit Facility, effective as of November 1, 2017, we novated the $100.0 million swap agreement to an affiliated party.

As of December 31, 2017, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swaps) and approximately $19.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.7 million). As of December 31, 2016, our debt consisted of approximately $1.2 billion in fixed rate debt (including the interest rate swaps) and approximately $307.8 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.8 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our Unsecured Credit Facility and our mortgage loans, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $1.7 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 8, 2018, we filed a Certificate of Correction (the “Certificate of Correction”) to our Fourth Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland (the “SDAT”). The Certificate of Correction was filed to correct a scrivener’s error in Section 7.1 of our Fourth Articles of Amendment and Restatement. A copy of the Certificate of Correction as filed and accepted by the SDAT is attached as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
On March 8, 2018, we filed Articles Supplementary with the SDAT to elect to become subject to Section 3-804(c) of the Maryland General Corporation Law with respect to any vacancy of any member of our board of directors that is elected by our stockholders. A copy of the Articles Supplementary as filed and accepted by the SDAT is attached as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated herein by reference.
On March 7, 2018, our board of directors amended our Amended and Restated Bylaws to add new Article XV designating the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division) as the exclusive forum for certain proceedings relating to the Company, as set forth in the new article. Amendment No. 1 to our Amended and Restated Bylaws is attached as Exhibit 3.5 to this Annual Report on Form 10-K and is incorporated herein by reference.
On March 7, 2018, our board of directors amended our SRP to clarify which stockholders may participate in our SRP. This Annual Report on Form 10-K serves as the 30 days’ notice of an amendment per the terms of the SRP. The amendment to the SRP will be effective as of April 15, 2018. A description of the SRP, as amended, is attached as Exhibit 4.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Executive Officers and Directors
Included below is certain information regarding our executive officers and directors. Each of our directors is elected annually to serve for a one-year term. Our executive officers are elected annually by our board of directors and serve at the discretion of the board. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	59	Chairman of the Board of Directors and Chief Executive Officer	8/2008 - present
Michael J. Escalante	57	President and Chief Investment Officer	8/2008 - present
David C. Rupert	61	Executive Vice President	7/2012 - present
Javier F. Bitar	56	Chief Financial Officer and Treasurer	6/2016 - present
Mary P. Higgins	58	Vice President, General Counsel and Secretary	8/2008 - present
Howard S. Hirsch	52	Vice President and Assistant Secretary	1/2015 - present
Don G. Pescara	54	Vice President - Acquisitions	8/2008 - present
Julie A. Treinen	58	Vice President - Asset Management	8/2008 - present
Gregory M. Cazel	55	Independent Director	2/2009 - present
Ranjit M. Kripalani	58	Independent Director	1/2017 - present

Kevin A. Shields, our Chief Executive Officer and the Chairman of our board of directors, has been an officer and director since our formation. Mr. Shields is also the Chief Executive Officer of our Sponsor, which he founded in 1995 and which indirectly owns our dealer manager. Mr. Shields has been the Chief Executive Officer of our Advisor since its formation, and served as the Chief Executive Officer of our dealer manager until June 2017. Mr. Shields also currently serves as Chief Executive Officer and Chairman of the board of directors of GCEAR II, positions he has held since November 2013; as President and trustee of Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund"), a 1940 Act interval fund sponsored by our Sponsor, positions he has held since November 2013; and as President and trustee of Griffin Institutional Access Credit Fund ("GIA Credit Fund"), a 1940 Act interval fund sponsored by our Sponsor, positions he has held since January 2017. He also serves as a non-voting special observer of the board of directors of Griffin American Healthcare REIT III, Inc. ("GAHR III") and Griffin American Healthcare REIT IV, Inc. ("GAHR IV"), both of which are public non-traded REITs co-sponsored by our Sponsor, and as a member of the investment committee of the advisor of GAHR III. Before founding our Sponsor, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate at the Haas School of Business, a former chair and current member of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields' active participation in the management of our operations and his extensive experience in the real estate and real estate financing industries support his appointment to our board of directors.
Michael J. Escalante is our President, a position he has held since June 2015, and our Chief Investment Officer, a position he has held since August 2008. Mr. Escalante has also served as President of our Advisor since its initial formation and as our Sponsor's Chief Investment Officer since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante also currently serves as President of GCEAR II, a position he has held since its formation. He also serves as a member of the investment committee of the respective advisors of GAHR III, GAHR IV, and GIA Real Estate Fund. With more than 30 years of real estate related investment experience, he has been responsible for completing in excess of $8.2 billion of commercial real estate transactions throughout the United States. Prior to joining our Sponsor in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From

1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante's work experience at Trizec also included significant hands-on operations experience as the REIT's Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles, and a B.S. in Commerce from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.
David C. Rupert is our Executive Vice President, a position he has held since June 2015. Mr. Rupert also served as our President from July 2012 through June 2015. He also serves as the Executive Vice President of GCEAR II, a position he has held since November 2013; and as President of our Sponsor, having re-joined our Sponsor in September 2010. Mr. Rupert's more than 30 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 through August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009, Mr. Rupert was a partner in a private equity firm focused on Eastern Europe, in particular extended stay hotel and multifamily residential development, and large scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of our Sponsor from August 1999 through February 2008. From 1999 through 2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997 through 1998, Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986 through 1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University's Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of this Board. For more than 15 years, Mr. Rupert has lectured in graduate-level real estate and real estate finance courses in Cornell's masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. degree from Cornell in 1979 and his M.B.A. from Harvard in 1986.
Javier F. Bitar is our Chief Financial Officer and Treasurer, and has served in that capacity since June 2016. Mr. Bitar also currently serves as Chief Financial Officer and Treasurer of GCEAR II, positions he has held since June 2016. Mr. Bitar has over 31 years of commercial real estate related accounting and financial experience, including over 18 years of senior management-level experience. Mr. Bitar has been involved in over $9 billion of real estate transactions. Prior to joining our Sponsor, from July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. From January 2014 to July 2014, Mr. Bitar served as the Proprietor of JB Realty Advisors, a real estate consulting and advisory company. From July 2008 to December 2013, Mr. Bitar served as the Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company's real estate investment and development portfolio. Mr. Bitar also served as Senior Investment Officer at Maguire Properties, Inc. from 2003 to 2008 and as Partner and Senior Financial Officer at Maguire Partners from 1987 to 2003. Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.
Mary P. Higgins is our Vice President, General Counsel and Secretary and has been with us since our formation. Ms. Higgins is also the Vice President, General Counsel and Secretary of our Advisor and the Vice President, General Counsel and Secretary of our Sponsor. Ms. Higgins has also served as Vice President and General Counsel of GCEAR II since November 2013. Prior to joining our Sponsor in August 2004, Ms. Higgins was a partner at the law firm of Wildman, Harrold, Allen & Dixon LLP in Chicago, Illinois. Ms. Higgins has been our Sponsor's primary real estate transaction counsel for more than 10 years and has worked together with our Sponsor's principals on nearly all of their acquisition, due diligence, leasing, financing and disposition activities during that time period. Ms. Higgins has over 20 years of experience representing both public and private real estate owners, tenants and investors in commercial real estate matters, including development, leasing, acquisitions, dispositions, and securitized and non-securitized financings. Representative transactions include sales and dispositions of regional malls, including some of the premier regional malls in the nation; sale of a golf course in an UPREIT structure; a $38 million credit tenant loan transaction; acquisition of various Florida office properties for a $150 million office property equity fund; representation of the ground lessor in a subordinated tenant development ground lease; and a $350 million property roll up. Ms. Higgins additionally has extensive commercial leasing experience. Ms. Higgins earned her undergraduate degree in Law Firm Administration from Mallinckrodt College (now part of Loyola University) and her J.D. degree from DePaul University College of Law, both of which are located in Illinois.

Howard S. Hirsch is our Vice President and our Assistant Secretary, positions he has held since January 2015. Mr. Hirsch also serves as Vice President and Secretary of GCEAR II, positions he has held since June 2014; as Vice President and General Counsel - Securities of our Sponsor, positions he has held since June 2014; as Vice President and Secretary of our Advisor, positions he has held since November 2014; as Vice President and Assistant Secretary of GIA Real Estate Fund, positions he has held since January 2015; and as Vice President and Assistant Secretary of GIA Credit Fund, positions he has held since January 2017. He also serves as a member of the investment committee of the advisor of GIA Credit Fund. Prior to joining our Sponsor in June 2014, Mr. Hirsch was a shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 18 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch's experience also includes registrations under the Securities Act of 1933 and the 1940 Act, reporting under the Securities Exchange Act of 1934, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, FINRA, and "Blue Sky" regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. degree from Indiana University and his J.D. degree from The John Marshall Law School in Chicago, Illinois.
Don G. Pescara is our Vice President - Acquisitions and has been with us since our formation. Mr. Pescara is also the Managing Director - Acquisitions for our Advisor and the Managing Director - Acquisitions for our Sponsor. Mr. Pescara has also served as Vice President - Acquisitions for GCEAR II since November 2013. Mr. Pescara is responsible for our Sponsor's activities in the midwestern U.S. and is based in our Sponsor's Chicago office. Prior to joining our Sponsor in January 1997, Mr. Pescara was a Director at Cohen Financial in the Capital Markets Unit, responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen's merchant banking group. Prior to joining Cohen, Mr. Pescara was a Director at CB Commercial Mortgage Banking Group. During his more than 25-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.
Julie A. Treinen is our Vice President - Asset Management and has held that position since our formation. Ms. Treinen is also the Managing Director - Asset Management for our Advisor and the Managing Director - Asset Management for our Sponsor where she is responsible for all of the firms' asset management activities. Ms. Treinen also currently serves as Vice President - Asset Management for GCEAR II, a position she has held since November 2013. Before joining our Sponsor in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven-year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an M.B.A. degree from the University of California at Berkeley, and a B.A. degree in Economics from the University of California at Los Angeles.
Gregory M. Cazel is one of our independent directors and is the Chairman of our nominating and corporate governance committee and our compensation committee and a member of our audit committee. He has been one of our independent directors since February 2009. Since December 2015, Mr. Cazel has been a Regional Loan Originator for HUNT Mortgage Capital in Chicago. His responsibilities include originating CMBS, balance sheet equity and Fannie Mae and Freddie Mac loans for the company. From May 2013 to November 2015, Mr. Cazel was a Managing Director in the Real Estate Capital Markets division of Wells Fargo Bank, NA, in Chicago, where he originated both CMBS and balance sheet loans for the bank, working with mortgage bankers and direct borrowers throughout the Midwest. Prior to that, Mr. Cazel was an Executive Vice President with A10 Capital beginning in June 2010, and became a Principal in the firm in October 2010. A10 Capital specializes in financing commercial real estate and providing advisory and management services for the workout of all types of troubled loans and real estate assets. From October 2009 to April 2010, Mr. Cazel was the Midwest Regional Director for Real Estate Disposition Corp., LLC, a real estate auction marketing firm, specializing in selling residential, commercial, multi-family and hospitality properties and land, as well as performing and non-performing notes and loan pools. Mr. Cazel is also President of Midwest Residential Partners, LLC, a private real estate investment firm, which he formed in July 2008. Mr. Cazel has more than 29 years of commercial real estate finance, acquisition, loan origination and securitization, mortgage banking, underwriting, analysis, and investment experience. Throughout his career, Mr. Cazel has been responsible for closing in excess of $4.5 billion of commercial real estate loans including fixed-rate, floating-rate, and mezzanine financings throughout the United States. From January 2009 to October 2009, Mr. Cazel was a Partner with Prairie Realty Advisors, Inc., a mortgage banking firm. From April 2007 to June 2008, Mr. Cazel was an Executive Director with Dexia Real Estate Capital Markets Company, a Division of Dexia Bank, a Belgium-based financial institution, where he was responsible for establishing the Chicago office and managing the Midwest presence for the CMBS loan program. From 1999 to April 2007, Mr. Cazel was a Vice President at JP Morgan Mortgage Capital where he ran a commercial loan production team that closed over $3.6 billion in permanent, floating, and mezzanine loans, representing the highest loan production volume in the country for JP Morgan during his tenure and earning Mr. Cazel the number one ranking throughout the JP Morgan branch office system. Mr. Cazel earned a B.A. in the Liberal Arts and Sciences College, with a concentration in Real Estate and Finance, from the University of Illinois.
We believe that Mr. Cazel's decades of experience in the mortgage industry and real estate finance industry and his seven years of experience as a director of non-traded REITs support his appointment to our board of directors.
Ranjit M. Kripalani is one of our independent directors and is the Chairman of our audit committee and a member of our nominating and corporate governance committee and our compensation committee. He has been one of our independent directors since January 2017. From 2009 to 2014, Mr. Kripalani served as the chief executive officer of CRT Capital Group LLC, an institutionally focused broker-dealer. Prior to joining CRT Capital Group LLC, Mr. Kripalani worked at Countrywide Capital Markets, Inc. and Countrywide Financial Corporation from 1998 to 2008, where he served in a number of roles, including as president of capital markets and executive managing director of Countrywide Financial Corp. and chief executive officer and president of Countrywide Capital Markets from 2001 to 2008. Mr. Kripalani also served as president and chief executive officer of Countrywide Securities Corporation from 2000 to 2008 and was the executive vice president and national sales manager for Countrywide Securities Corporation from 1998 to 2000. Prior to joining Countrywide, Mr. Kripalani served as managing director and head of mortgage trading for Chase Securities, Inc. from 1995 to 1998, and as managing director and head of mortgage trading for PaineWebber, Inc. from 1985 to 1995. Mr. Kripalani also currently serves on the board of directors of Western Asset Mortgage Corp., a position he has held since 2014. Mr. Kripalani has a B.A. in International Relations from Tufts University and a Graduate Diploma in Business Studies from the London School of Economics.
We believe that Mr. Kripalani's extensive real estate and business experience and his four years of experience as a director of a REIT supports his appointment to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security (collectively, the "Reporting Persons") to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). Reporting Persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017 or written representations that no additional forms were required, to the best of our knowledge, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act and all required Section 16(a) filings were timely and correctly made.
Code of Ethics
Our board of directors adopted a Code of Ethics and Business Conduct on December 1, 2009, which was amended and restated on November 3, 2016 (the "Code of Ethics") and which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors, and employees and officers of our Advisor and its affiliates, who perform material functions for us. We make sure that each individual subject to the Code of Ethics acknowledges reviewing and receipt thereof. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3)

compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the "Corporate Governance" section of our website, www.griffincapital.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Director Nominations
On August 10, 2017, our board of directors approved the amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), which became effective upon approval. The Amended and Restated Bylaws revise the procedures required for a stockholder to nominate directors or propose other matters to be considered at an annual meeting and expand upon the information that must be included in the notice about the requesting stockholder, the proposed nominee and any stockholder associated person. With respect to any stockholder-proposed nominee for election at an annual meeting, the notice of the nomination must be accompanied by a certificate from the proposed nominee regarding the nominee’s willingness to serve and must attach a completed nominee questionnaire including all of the information that would be required to be disclosed in a proxy statement relating to an election of directors under the federal securities laws.
Audit Committee
The board of directors has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists the board of directors in fulfilling its responsibilities to stockholders concerning the Company's financial reporting and internal controls and facilitates open communication among the audit committee, board of directors, outside auditors and management. Our audit committee adopted a charter on October 28, 2009, which was most recently amended and restated on March 1, 2016 (the "Audit Committee Charter"), and was ratified by our board of directors. A copy of our Audit Committee Charter is available in the "Corporate Governance" section of our website, www.griffincapital.com. The audit committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; (5) considering the range of audit and non-audit fees; and (6) reviewing the adequacy of our internal accounting controls. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.
The members of the audit committee are our two independent directors, Gregory M. Cazel and Ranjit M. Kripalani each of whom is also independent as defined in Rule 10A-3 under the Exchange Act, with Mr. Kripalani serving as Chairman of the audit committee. Our board of directors has determined that Mr. Kripalani satisfies the requirements for an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Kripalani as the audit committee financial expert in accordance with applicable SEC rules.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Executive Compensation
We do not compensate our executive officers for services rendered to us.  We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our compensation committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the compensation committee will review all forms of compensation and approve all equity-based awards. If we compensated our executive officers directly, the following executive officers would be considered the Company's "Named Executive Officers" as defined in Item 402 of Regulation S-K for the fiscal year ended December 31, 2017:
•Kevin A. Shields, Chief Executive Officer;
•Javier F. Bitar, Chief Financial Officer;
•Michael J. Escalante, President and Chief Investment Officer;
•David C. Rupert, Executive Vice President; and

•Howard S. Hirsch, Vice President and Assistant Secretary.
Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. Certain of these reimbursements to our Advisor include reimbursements of a portion of the compensation paid by our Advisor and its affiliates to our Named Executive Officers for services provided to the Company, for which we do not pay our Advisor a fee. For the year ended December 31, 2017, these reimbursements to our Advisor totaled approximately $0.8 million. Of this amount, $0.4 million was attributed to Mr. Bitar, $0.1 million was attributed to Mr. Rupert and $0.1 million was attributed to Mr. Hirsch. No reimbursements were attributed to Mr. Shields or Mr. Escalante. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such Named Executive Officer spends on our affairs. Our compensation committee does not determine these amounts, but does review with management the allocations of time to the Company and determines that such allocations are fair and reasonable to the Company. Our Named Executive Officers receive significant additional compensation from our Advisor and its affiliates that we do not reimburse.
Compensation Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has determined that the Compensation Discussion and Analysis - Executive Compensation be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Gregory M. Cazel (Chairman)                                                Ranjit M. Kripalani
March 7, 2018
The preceding Compensation Report to stockholders is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Director Compensation
Summary Compensation Table
The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kevin A. Shields	$—	$—	$—	$—	$—	$—	$—
Gregory M. Cazel	90,000	73,080	—	—	—	—	163,080
Ranjit M. Kripalani	90,000	125,280	—	—	—	—	215,280
Timothy J. Rohner(1)	22,500	—	—	—	—	—	22,500
Total	$202,500	$198,360	$—	$—	$—	$—	$400,860
(1) Mr. Rohner served as an independent director until January 31, 2017.
We believe that our director compensation program is competitive with those of similarly situated companies in our industry, and further aligns the interests of our directors with those of our stockholders.  In establishing our director compensation, we have taken note of and considered compensation paid by similarly situated companies in our industry, but we have not performed systematic reviews of such compensation nor engaged in benchmarking.  Consequently, information about other companies' specific compensation policies has not been a primary consideration in forming our director compensation policies and decisions.  Like many other companies, we issue restricted stock awards to our directors, in addition to providing for an annual retainer.  We have found that the value of these compensation components may be difficult to measure, and therefore believe that comparing them in an objective way to similar arrangements developed by other companies may be of limited value.
Our compensation committee fulfills all of the responsibilities with respect to officer and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering the Plan. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for service on our board of directors or any of its committees. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.
On March 8, 2017, our board of directors adopted a Director Compensation Plan (the "Director Compensation Plan"). The Director Compensation Plan governs cash and equity compensation to the independent directors.
Cash Compensation to Directors
Pursuant to our Director Compensation Plan, for the year ended December 31, 2017, we paid each of our independent directors a retainer of $90,000 in equal quarterly installments. We do not pay separate meeting fees for attendance at board of directors or committee meetings.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.
Employee and Director Long-Term Incentive Plan Awards to Independent Directors
The Plan was approved and adopted on February 12, 2009, prior to the commencement of our initial public offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights and other equity-based awards, including, but not limited to, restricted stock. As of the year ended December 31, 2017, we had issued 35,000 shares pursuant to the Plan.
Pursuant to the Plan, we issued 5,000 shares of restricted stock to each independent director on March 3, 2014 who was serving at that time and to Mr. Kripalani upon his appointment to our board of directors on January 31, 2017, which vested immediately upon grant (the "Initial Restricted Stock Awards"). On each of June 12, 2014, June 16, 2015, and June 15, 2016, we also issued additional awards of 1,000 shares of restricted stock to each independent director upon each of their respective re-elections to our board of directors, which will generally vest ratably over a period of three years from the date of re-election. Pursuant to the Plan and the Director Compensation Plan, on June 14, 2017 we issued additional awards of 7,000 shares of restricted stock to each independent director upon each of their respective re-elections to our board of directors, which vested 50% at the time of grant and will vest 50% upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period (the "Annual Restricted Stock Awards"). Such Annual Restricted Stock Award will consist of 1,000 shares of restricted stock under Section 7.4 of the Plan and an additional 6,000 shares of restricted stock. The Annual Restricted Stock Awards will immediately vest in the event of certain liquidation events, as defined in the Annual Restricted Stock Awards.  Mr. Cazel has received a total of 15,000 shares of restricted stock, 10,500 of which have vested as of December 31, 2017. Mr. Kripalani has received a total of 12,000 shares of restricted stock, 8,500 of which have vested as of December 31, 2017. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of February 28, 2018, approximately 9,965,000 shares were available for future issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, our compensation committee, may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the compensation committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.
In the event that our compensation committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
The directors who served as members of our compensation committee during the year ended December 31, 2017 were Messrs. Cazel and Kripalani, our independent directors. No member of the compensation committee was an officer or employee of the Company while serving on the compensation committee. During the year ended December 31, 2017, Mr. Shields and Mr. Escalante (our President and Chief Investment Officer) served as directors of GCEAR II.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock
The following table sets forth, as of February 28, 2018, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our current directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 171,657,508 shares of common stock outstanding as of February 28, 2018.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Class
Kevin A. Shields, Chairman of the Board of Directors and Chief Executive Officer(3)	100	*
Michael J. Escalante, President and Chief Investment Officer	4,754	*
David C. Rupert, Executive Vice President	—	—
Javier F. Bitar, Chief Financial Officer and Treasurer	—	—
Howard S. Hirsch, Vice President and Assistant Secretary	—	—
Gregory M. Cazel, independent director	15,904 (4)	*
Ranjit M. Kripalani, independent director	8,500 (5)	*
All directors and executive officers as a group (10 persons)	33,602	*
* Represents less than 1% of our outstanding common stock as of February 28, 2018.

(1)	The address of each beneficial owner listed is c/o Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2018. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Consists of 100 shares owned by our Advisor, which is controlled by Mr. Shields.

(4)
Mr. Cazel was awarded 5,000 shares of restricted stock on March 4, 2014, which are fully vested, 1,000 shares of restricted stock upon his re-election to our board of directors on June 12, 2014, which will vest ratably over a period of three years from the date of grant, 1,000 shares of restricted stock upon his re-election to our board of directors on June 16, 2015, which will vest ratably over a period of three years from the date of grant, 1,000 shares of restricted stock upon his re-election to our board of directors on June 15, 2016, which will vest ratably over a period of three years from the date of grant and 7,000 shares of restricted stock upon his re-election to our board of directors on June 14, 2017, 3,500 shares of which are fully vested with the remaining 3,500 shares vesting on June 14, 2018, subject to his continued service as an independent director. The amounts listed include all shares of restricted stock that have vested as of February 28, 2018 or will vest within 60 days of such date.

(5)
Mr. Kripalani was awarded 5,000 shares of restricted stock on January 31, 2017, which are fully vested and 7,000 shares of restricted stock upon his re-election to our board of directors on June 14, 2017, 3,500 shares of which are fully vested with the remaining 3,500 shares vesting on June 14, 2018, subject to his continued service as an independent director. The amounts listed include all shares of restricted stock that have vested as of February 28, 2018 or will vest within 60 days of such date.

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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2017, awards totaling 35,000 shares of restricted stock have been granted to our independent directors under the Plan.
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
The following table provides information about the common stock that may be issued under the Plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	9,965,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	9,965,000

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, we had 170,906,111 outstanding shares of common stock, including shares issued pursuant to the DRP; therefore the Plan was limited to the issuance of 10,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
General
Certain of our executive officers and one of our directors hold ownership interests in and are officers of our Sponsor, our Advisor, our Operating Partnership, our Property Manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities, including GCEAR II, GAHR III, GAHR IV, GIA Real Estate Fund, and GIA Credit Fund; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our Property Manager.
Our nominating and corporate governance committee will consider and act on any conflicts-related matter permitted by Maryland General Corporation Law where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our Advisor and its affiliates.
Our nominating and corporate governance committee reviewed the material transactions between us and our affiliates during the year ended December 31, 2017. As described in more detail below, we are currently a party to three types of agreements giving rise to material transactions between us and our affiliates: our Advisory Agreement, our operating partnership agreement, and our property management agreements. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.
Advisory Agreement
Our Advisor is Griffin Capital Essential Asset Advisor, LLC. Our Advisor was formed in Delaware on August 27, 2008 and is owned by our Sponsor, through a series of holding companies. Some of our officers and one of our directors are also officers of our Advisor. Our Advisor has contractual responsibility to us and our stockholders pursuant to the Advisory Agreement.
Our Advisor manages our day-to-day activities pursuant to our Advisory Agreement. Pursuant to our Advisory Agreement, we are obligated to reimburse our Advisor for certain services and payments, including payments made by our Advisor to third parties, including in connection with potential acquisitions. Under our Advisory Agreement, our Advisor has undertaken to use its commercially reasonable efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of our board of directors:

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and our investment policies;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	review and analyze each property's operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consult with our officers and board of directors and assist the board of directors in formulating and implementing our financial policies;

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

The term of our Advisory Agreement is one year and will end on November 14, 2018, but may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the Advisory Agreement and the fees thereunder annually prior to any renewal. Additionally, any party may terminate the Advisory Agreement without penalty upon 60 days' written notice. Upon a termination of the Advisory Agreement, in certain circumstances, our Advisor may be entitled to receive substantial amounts in the form of a subordinated distribution pursuant to the operating partnership agreement. If we elect to terminate the Advisory Agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our Advisory Agreement, our Advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our board of directors in making an orderly transition of the advisory function.
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
Our Advisor will be entitled to receive various fees and expenses under the terms of the Advisory Agreement. Under the terms of our Advisory Agreement, our Advisor receives an acquisition fee equal to 2.5% of the contract purchase price (as such term is defined in the Advisory Agreement) of each property we acquire. Our Advisor also receives a monthly asset management fee for managing our assets equal to an annual fee of 0.75% of the aggregate asset value of our assets. Under the Advisory Agreement, our Advisor will receive a disposition fee if we sell all or substantially all of our properties, or all or substantially all of our business or securities are transferred or otherwise disposed of by way of a merger or other similar transaction, as long as our Advisor provides a substantial amount of services in connection with the sale. Such disposition fee will be equal to the lesser of (a) 3% of the contract sales price (as such term is defined in the Advisory Agreement) or (b) 50% of the competitive commission (as such term is defined in the Advisory Agreement). In certain circumstances described further in the Advisory Agreement, the disposition fee will be subordinated to invested capital (as defined in the operating partnership agreement). The total disposition fees and commissions paid (including fees and commissions paid to third parties) may not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price or (ii) the competitive commission.
The Advisory Agreement provides for reimbursement of our Advisor's direct and indirect costs of providing administrative and management services to us. Our operating expenses shall (in the absence of a satisfactory showing to the contrary) be deemed to be excessive, and our Advisor must reimburse us in the event our total operating expenses for the 12 months then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2017, our expenses were within such limits.
Operating Partnership Agreement
On October 15, 2014, we entered into a Third Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor, which amends and supersedes the Second Amended and Restated Limited Partnership Agreement. We conduct substantially all of our operations through the Operating Partnership, of which we are the general partner. Our Advisor has a special limited partnership interest in the Operating Partnership and is a party to the operating partnership agreement.
Pursuant to the operating partnership agreement, our Advisor may be entitled to receive various subordinated distributions, each of which are outlined further in the operating partnership agreement, if we (1) list our shares of common stock on a national exchange, (2) terminate the Advisory Agreement, (3) liquidate the portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. In the case of each of the foregoing distributions, our Advisor's receipt of the distribution is subordinate to return of capital to our stockholders plus at least a 6% cumulative, non-compounded return, and our Advisor's share of the distribution is 5%, 10%, or 15%, depending on the return level to our stockholders. There were no subordinated distributions for the year ended December 31, 2017.
In addition, in the event of a merger of our Advisor into us or one of our affiliates in anticipation of listing or a merger with an already-listed entity, any merger consideration paid to our Sponsor or its affiliates in excess of unreturned and unreimbursed capital invested by the Sponsor and its affiliates into us, our Advisor, or affiliates, relating in any way to the business organization of us, the Operating Partnership, or any of our offerings, shall be subordinated to the return of stockholders' invested capital. Such excess merger consideration shall be paid in stock that may not be traded for one year from the date of receipt, and such stock shall be held in escrow pending the occurrence of certain conditions outlined further in the operating partnership agreement.
Property Management Agreements
Our Property Manager is wholly owned by Griffin Capital Property Management, LLC. Our Sponsor, through a series of holding companies, is the owner of Griffin Capital Property Management, LLC. Our Property Manager manages our properties pursuant to our property management agreements.
Pursuant to our property management agreements with our Property Manager, we will pay the Property Manager up to 3% of the gross monthly income collected from each property it manages for the preceding month. Our Property Manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In the event that a certain lease provides for a property management fee in excess of 3%, our Property Manager will be entitled to collect a fee based on the allowed percentage of the gross monthly income collected. In the event that we contract directly with a non-affiliated third-party property manager with respect to a particular property, we will pay our Property Manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will we pay both a property management fee to the property manager and an oversight fee to our Property Manager with respect to a particular property.
In addition, we may pay our Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. We may also pay our Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which we are responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. We will also be entitled to a construction management fee of 5% of the cost of improvements.
All costs and expenses incurred by our Property Manager on our behalf in fulfilling its duties to us under the property management agreements are to be paid out of an account that is fully funded by us, or paid directly by us. Such costs and expenses may include, but are not limited to, reasonable wages and salaries of on-site and off-site employees of our Property Manager who are directly engaged in the operation, management, maintenance, leasing, construction, or access control of our properties, including taxes, insurance and benefits relating to such employees, along with the legal, travel and other out-of-pocket expenses that are directly related to the management and leasing of specific properties we own. Our Property Manager will also allocate a portion of its office, administrative and supplies expense to us to the extent directly related to the foregoing reasonable reimbursable expenses for the management of our properties.
We anticipate that the property management agreements with our Property Manager will have terms of one year and shall be automatically extended for additional one-year periods unless we or our Property Manager give sixty (60) days' prior written notice of such party's intention to terminate a property management agreement. Under the property management agreements, our Property Manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with us or our business, including, without limitation, property management services for other parties, including other REITs, or for other programs advised, sponsored or organized by our Sponsor or its affiliates.
Fees Paid to Our Affiliates
For details regarding the related party costs and fees incurred, paid and due to affiliates as of December 31, 2017 and due to affiliates as of December 31, 2016, please see Note 10, Related Party Transactions, to the consolidated financial statements.
Director Independence
While our shares are not listed for trading on any national securities exchange, as required by our Charter, a majority of the members of our board of directors and each committee of our board of directors are "independent" as determined by our board of directors by applying the definition of "independent" adopted by the New York Stock Exchange, consistent with applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Cazel and Kripalani both meet the relevant definition of "independent."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Auditor

The audit committee reviewed the audit and non-audit services performed by Ernst & Young LLP ("Ernst & Young"), as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2017 and 2016, respectively, are set forth in the table below:

	2017	2016
Audit Fees	$444,281	$421,642
Audit-Related Fees	18,500	26,250
Tax Fees	380,301	326,766
All Other Fees	1,250	—
Total	$844,332	$774,658
For purposes of the preceding table, the professional fees are classified as follows:
•Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.
•Audit-Related Fees - These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax Fees - These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All Other Fees - These are fees for other permissible services that do not meet one of the above-described categories, including assistance with internal audit plans and risk assessments.
Audit Committee Pre-Approval Policies
The Audit Committee Charter imposes a duty on the audit committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor's independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting.
All services rendered by Ernst & Young in the year ended December 31, 2017 were pre-approved in accordance with the policies set forth above.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s current report on form 8-K, filed on July 19, 2017, Commission File No. 000-54377

3.2
Amended and Restated Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2017, Commission File No. 000-54377

3.3*	Certificate of Correction to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc.
3.4*	Articles Supplementary to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc.
3.5*	Amendment No. 1 to Amended and Restated Bylaws of Griffin Capital Essential Asset REIT, Inc.
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

4.3*	Description of Share Redemption Program, as amended
10.1+
Griffin Capital Essential Asset REIT, Inc. 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11, filed on May 12, 2009, Commission File No. 333-159167

10.2+
Griffin Capital Essential Asset REIT, Inc.'s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-54377

10.3+	Director Compensation Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-54377
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

10.7
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
10.10
Separate Guaranty of Retained Liability Matters Agreement for Midland Mortgage Loan dated February 27, 2013, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2013, Commission File No. 000-54377

10.11	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.12	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.13	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.14	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.15	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.16	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.17	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014, Commission File No. 000-54377
10.18	Third Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 17, 2014, Commission File No. 000-54377
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

10.21	Board Observer and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2015, Commission File No. 000-54377
10.22	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.23	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.24	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.25	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.26	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.27
First Amendment to Unsecured Credit Agreement dated February 12, 2016, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K/A, filed on April 15, 2016, Commission File No. 000-54377

10.28
Loan Agreement with Bank of America, N.A. dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.29	Guaranty Agreement, dated September 29, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.30	Promissory Note A-1-1, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.31
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.32
Schedule of Omitted Documents for Bank of America Loan, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

21.1*	Subsidiaries of Griffin Capital Essential Asset REIT, Inc.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 9, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2018
Kevin A. Shields

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2018
Javier F. Bitar

/s/ Gregory M. Cazel	Independent Director	March 7, 2018
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	March 9, 2018
Ranjit M. Kripalani

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2017-01
As discussed in Note 2 to the consolidated financial statements, the Company changed its evaluation of whether an acquisition qualifies as a business combination or asset acquisition as a result of the adoption of the FASB Accounting Standards Codification Update 2017-01 “Business Combination: Clarifying the Definition of a Business,” effective January 1, 2017.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California
March 9, 2018

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$40,735	$43,442
Restricted cash	174,132	13,420
Real Estate:
Land	342,021	374,557
Building and improvements	2,024,865	2,102,785
Tenant origination and absorption cost	495,364	541,646
Construction in progress	7,078	5,401
Total Real Estate	2,869,328	3,024,389
Less: accumulated depreciation and amortization	(426,752)	(338,552)
Total Real Estate, net	2,442,576	2,685,837
Investments in unconsolidated entities	37,114	46,313
Intangible assets, net	18,269	29,048
Deferred rent	46,591	43,900
Deferred leasing costs, net	19,755	14,139
Other assets	24,238	18,704
Total assets	$2,803,410	$2,894,803
LIABILITIES AND EQUITY
Debt:
Mortgage payable	$666,920	$343,461
Term loan	711,697	710,489
Revolver loan	7,467	393,585
Total debt	1,386,084	1,447,535
Restricted reserves	8,701	9,437
Redemptions payable	20,382	11,565
Distributions payable	6,409	6,377
Due to affiliates	3,545	2,719
Below market leases, net	23,581	31,636
Accrued expenses and other liabilities	64,133	65,005
Total liabilities	1,512,835	1,574,274
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption, 531,000 units eligible towards redemption as of December 31, 2017 and December 31, 2016	4,887	4,887
Common stock subject to redemption	33,877	92,058
Stockholders' equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 170,906,111 and 176,032,871 shares outstanding, as of December 31, 2017 and December 31, 2016, respectively	171	176
Additional paid-in-capital	1,561,694	1,561,516
Cumulative distributions	(454,526)	(333,829)
Accumulated income (deficit)	110,907	(29,750)
Accumulated other comprehensive income (loss)	2,460	(4,643)
Total stockholders' equity	1,220,706	1,193,470
Noncontrolling interests	31,105	30,114
Total equity	1,251,811	1,223,584
Total liabilities and equity	$2,803,410	$2,894,803
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Rental income	$257,465	$267,654	$226,174
Lease termination income	14,604	1,211	8,974
Property expense recoveries	74,421	75,409	57,705
Total revenue	346,490	344,274	292,853
Expenses:
Asset management fees to affiliates	23,499	23,530	19,389
Property management fees to affiliates	9,782	9,740	7,622
Property operating expense	50,349	50,946	40,682
Property tax expense	44,980	45,789	34,733
Acquisition fees and expenses to non-affiliates	—	541	2,730
Acquisition fees and expenses to affiliates	—	1,239	32,245
General and administrative expenses	7,891	6,584	5,987
Corporate operating expenses to affiliates	2,652	1,525	1,608
Depreciation and amortization	116,583	130,849	112,748
Impairment provision	8,460	—	—
Total expenses	264,196	270,743	257,744
Income before other income and (expenses)	82,294	73,531	35,109
Other income (expenses):
Interest expense	(51,015)	(48,850)	(33,402)
Other income	537	2,848	1,576
Loss from investment in unconsolidated entities	(2,065)	(1,640)	(1,475)
Gain on acquisition of unconsolidated entity	—	666	—
Gain from disposition of assets	116,382	—	13,813
Net income	146,133	26,555	15,621
Distributions to redeemable preferred unit holders	—	—	(9,245)
Preferred units redemption premium	—	—	(9,905)
Less: Net income attributable to noncontrolling interests	(5,120)	(912)	138
Net income attributable to controlling interest	141,013	25,643	(3,391)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(356)	(358)	(359)
Net income attributable to common stockholders	$140,657	$25,285	$(3,750)
Net income attributable to common stockholders per share, basic and diluted	$0.81	$0.14	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	173,923,077	175,481,629	155,059,231
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$146,133	$26,555	$15,621
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	465	241	(189)
Change in fair value of swap agreements	6,891	2,033	(6,371)
Total comprehensive income	153,489	28,829	9,061
Distributions to redeemable preferred unit holders	—	—	(9,245)
Preferred units redemption premium	—	—	(9,905)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(356)	(358)	(359)
Less: comprehensive income (loss) attributable to noncontrolling interests	(5,373)	(990)	282
Comprehensive income (loss) attributable to common stockholders	$147,760	$27,481	$(10,166)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss)
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2014	129,763,016	$1,326	$1,128,318	$(104,429)	$(51,285)	$(423)	$973,507	$17,478	$990,985
Issuance of common stock for SOR Merger	41,764,968	42	433,625	—	—	—	433,667	—	433,667
Adjustment to par value	—	(1,217)	1,217	—	—	—	—	—	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	(10,473)	—	—	—	(10,473)	—	(10,473)
Stock-based compensation	667	—	12	—	—	—	12	—	12
Offering costs	—	—	(62)	—	—	—	(62)	—	(62)
Distributions to common stockholders	—	—	—	(55,045)	—	—	(55,045)	—	(55,045)
Issuance of shares for distribution reinvestment plan	5,053,669	28	52,529	(52,557)	—	—	—	—	—
Repurchase of common stock	(1,397,801)	(4)	(13,815)	—	—	—	(13,819)	—	(13,819)
Additions to common stock subject to redemption	—	—	(35,232)	—	—	—	(35,232)	—	(35,232)
Issuance of limited partnership units	—	—	—	—	—	—	—	7,282	7,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,150)	(3,150)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Write-off of offering costs on redemption of preferred units	—	—	5,380	—	—	—	5,380	—	5,380
Net loss	—	—	—	—	(3,750)	—	(3,750)	(138)	(3,888)
Other comprehensive loss	—	—	—	—	—	(6,416)	(6,416)	(144)	(6,560)
Balance December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
Balance December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Deferred equity compensation	13,000	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	4,791,485	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(9,931,245)	(10)	(98,896)	—	—	—	(98,906)	—	(98,906)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,103	7,103	253	7,356
Balance December 31, 2017	170,906,111	$171	$1,561,694	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$146,133	$26,555	$15,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	55,982	56,707	43,320
Amortization of leasing costs and intangibles, including ground leasehold interests	60,601	74,142	69,428
Amortization of above and below market leases	1,689	3,287	(3,785)
Amortization of deferred financing costs	2,858	2,696	3,764
Amortization of debt premium	(414)	(1,096)	(285)
Amortization of deferred revenue	—	(1,228)	(282)
Deferred rent	(11,372)	(14,751)	(13,792)
Write off of tenant improvement reserve	—	(1,000)	—
Termination fee revenue - release of tenant obligation	—	—	(2,078)
Termination fee revenue - receivable from tenant, net	(12,845)	—	(2,904)
Gain from acquisition of unconsolidated entity	—	(666)	—
Gain from sale of depreciable operating property	(116,382)	—	(13,813)
Unrealized loss on interest rate swap	68	70	23
Loss from investment in unconsolidated entities	2,065	1,640	1,475
Impairment provision	8,460	—	—
Stock-based compensation	173	18	12
Change in operating assets and liabilities:
Deferred leasing costs and other assets	3,332	1,615	(19,331)
Restricted reserves	(175)	(718)	(1,297)
Accrued expenses and other liabilities	1,098	(3,695)	19,978
Due to affiliates, net	826	(6,119)	3,918
Net cash provided by operating activities	142,097	137,457	99,972
Investing Activities:
Acquisition of properties, net	(134,130)	(7,897)	(401,418)
Cash assumed from SOR merger	—	—	8,557
Proceeds from disposition of properties	394,502	—	90,323
Real estate acquisition deposits	(1,350)	—	—
Reserves for tenant improvements	—	(692)	(21,542)
Improvements to real estate	(760)	(7,141)	(7,173)
Payments for construction-in-progress, net	(11,293)	(8,446)	(5,448)
Real estate development, net of unpaid construction costs	—	—	(48,314)
Mortgage receivable from affiliate	—	25,741	(24,231)
Distributions of capital from investment in unconsolidated entities	7,599	7,931	7,722
Net cash provided by/(used in) investing activities	254,568	9,496	(401,524)
Financing Activities:
Proceeds from borrowings - Bank of America Loan	375,000	—	—
Proceeds from borrowings - Unsecured Revolver	—	—	490,100
Proceeds from borrowings - Term Loan	—	75,000	640,000
Proceeds from borrowings - Revolver Loan	54,000	55,100	481,653
Principal payoff of secured indebtedness - Mortgage Debt	(41,493)	(35,954)	(31,407)
Principal payoff of secured indebtedness - Revolver Loan	(441,256)	(139,344)	—
Principal payoff of secured indebtedness - Unsecured Revolver	—	—	(490,100)
Principal payoff of secured indebtedness - Unsecured Term Loan	—	—	(300,000)
Principal payoff of secured indebtedness - SOR Credit Facility	—	—	(173,000)
Partial Principal payoff of TW Telecom loan	(324)	—	—
Principal amortization payments on secured indebtedness	(6,491)	(4,416)	(2,283)
Deferred financing costs	(3,329)	(740)	(4,872)
Offering costs	—	—	(62)
Purchase of noncontrolling interest	—	(18,129)	—
Repurchase of preferred units	—	—	(254,525)
Repurchase of common stock	(98,906)	(41,443)	(13,819)
Dividends paid on preferred units subject to redemption	—	—	(10,859)
Distributions to noncontrolling interests	(4,737)	(4,425)	(3,477)
Distributions to common stockholders	(71,124)	(69,463)	(52,407)
Net cash (used in)/provided by financing activities	(238,660)	(183,814)	274,942
Net increase (decrease) in cash, cash equivalents and restricted cash	158,005	(36,861)	(26,610)
Cash, cash equivalents and restricted cash at the beginning of the period	56,862	93,723	120,333
Cash, cash equivalents and restricted cash at the end of the period	$214,867	$56,862	$93,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,253	$45,692	$27,518
Supplemental disclosures of non-cash investing and financing transactions:
(Decrease) increase in fair value swap agreement	$(6,795)	$2,204	$(6,560)
Construction in progress costs - real estate development	$—	$—	$(38,208)
Unpaid construction in progress costs - real estate development	$—	$—	$(10,106)
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$—	$11,941	$7,282
Mortgage debt assumed in conjunction with the contribution of real estate assets	$—	$22,441	$73,701
Increase in distributions payable to common stockholders	$32	$162	$2,637
Decrease in distributions payable to preferred unit holders	$—	$—	$(1,615)
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$356	$358	$359
Common stock issued pursuant to the distribution reinvestment plan	$49,541	$52,174	$52,557
Common stock redemptions funded subsequent to period-end	$20,382	$11,565	$6,336
Assets and liabilities assumed in conjunction with the Signature Office REIT merger:			—
Land	$—	$—	$71,529
Building and improvements	$—	$—	$436,350
Tenant origination and absorption cost	$—	$—	$89,357
Above market leases	$—	$—	$16,860
Other assets	$—	$—	$2,148
Mortgage debt assumed in conjunction with the acquisition of real estate assets	$—	$—	$173,000
Below market leases	$—	$—	$6,996
Accounts payable and other liabilities	$—	$—	$11,138
Equity consideration for the SOR merger	$—	$—	$433,667
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), was formed on August 27, 2008. Griffin Capital Real Estate Company, LLC ("GRECO") is the sole member of the Advisor, and Griffin Capital, LLC is the sole member of GRECO. The Company has entered into an advisory agreement with the Advisor (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The officers of the Advisor are also officers of the Sponsor. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.
From 2009 to 2014, the Company offered shares of common stock pursuant to a private placement offering to accredited investors (the "Private Offering") and two public offerings, consisting of an initial public offering and a follow-on offering (together, the "Public Offerings"), which included shares for sale pursuant to the distribution reinvestment plan ("DRP"). The Company issued 126,592,885 total shares of its common stock for gross proceeds of approximately $1.3 billion pursuant to the Private Offering and the Public Offerings. The Company also issued approximately 41,800,000 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015.
On May 7, 2014, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”). On June 9, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 10 million shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
As of December 31, 2017, the Company had issued 186,756,009 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 170,906,111 shares outstanding as of December 31, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP"). As of December 31, 2017 and 2016, the Company had issued approximately $211.9 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $157.7 million and $58.8 million, respectively, and redemptions payable totaling approximately $20.4 million and $11.6 million, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. Since inception and through December 31, 2017, the Company had redeemed 15,849,898 shares of common stock for approximately $157.7 million pursuant to the SRP.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2017, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the years ended December 31, 2017 and 2016. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2017.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2017 and 2016.
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
Consolidation Considerations
Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. See Note 4, Investments.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2017 and 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2017.
Restricted Cash
Restricted cash primarily consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential exchanges under Section 1031 of the Code ("Section 1031 Exchanges"). In addition, in conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2017, the Company had $154.9 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. As of December 31, 2016, the Company had no restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges.
Real Estate Purchase Price Allocation
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations, (see “Recently Issued Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.
The Company adopted this accounting standard early effective January 1, 2017. As a result of the Company's adoption of ASU No. 2017-01, Business Combinations, the Company anticipates that many of its future acquisitions (if any) will be treated as asset acquisitions, which will result in a lower amount of acquisition-related costs being expensed on the Company's consolidated statement of operations, as the majority of those costs will be capitalized and included as part of the relative fair value allocation of the purchase price.
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (in rare cases, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
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
The aggregate relative fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.
The determination of the relative fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables.
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
Assets Held for Sale
The Company accounts for properties held for sale in accordance with ASC 360, Property, Plant, and Equipment, ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and ASC 2014-08, Presentation of Financial Statements ("ASC 205") and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.
In accordance with ASC 205, a component of an entity or a group of components of an entity, or a business or nonprofit activity (the entity to be sold) shall be classified as held for sale in the period in which all of the required criteria are met.
In accordance with ASC 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Assets Reclassified from Held for Sale to Held and Used
Upon the Company's determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch up adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used will be included as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. If fair value is determined to be lower, the Company will record a loss included in income or loss from continuing operations in the accompanying consolidated statements of operations.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2017, the Company recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets would more than likely not be recoverable.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
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
Derivative Instruments and Hedging Activities

FASB ASC 815: Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2017, the Company satisfied the REIT requirements and distributed all of its taxable income.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a TRS. In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2017, the TRS had not commenced operations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Property expense recovery reimbursements are presented gross on the statement of operations for all periods presented. During the year ended December 31, 2017, the Company elected to early adopt ASU No. 2016-18 (as defined below). As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
Segment Reporting ("ASC 280"), establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB").
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
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
December 31, 2017
(Dollars in thousands unless otherwise noted)

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
The Company utilizes interest rate hedge agreements to hedge a portion of exposure to variable interest rates primarily associated with borrowings based on London Interbank Offered Rate ("LIBOR"). As a result, all interest rate hedge agreements are designated as cash flow hedges. During the years ended December 31, 2017 and 2016, the ineffectiveness related to the Company's interest rate hedge agreements was immaterial. Therefore, the Company does not believe this ASU would have an impact on operating results for the year ended December 31, 2017.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update on January 1, 2017. Refer to “Real Estate Purchase Price Allocation” above for a discussion of this accounting pronouncement.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2017 and apply this ASU retrospectively to all periods presented. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company elected to early adopt ASU No. 2016-15 for the reporting period ending December 31, 2017. There was no change to the Company's consolidated financial statements or notes as a result of adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 will direct how the Company accounts for payments from the elements of leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while ASU No. 2014-09 (defined below) will direct how the Company accounts for the non-lease components of lease contracts, primarily expense reimbursements (“Non-Lease Payments”) and the accounting for the disposition of real estate facilities. ASU No. 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016-02 as of its issuance is permitted.
ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on the required adoption date of January 1, 2019, the modified retrospective method for ASU No. 2016-02 requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of accumulated earnings (deficit) on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.
The FASB has also issued a proposed amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which allows for (a) an entity need not to reassess whether any expired or existing contracts are or contain leases; (b)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in board meeting minutes of May 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit). In January, 2018, the FASB issued a proposed amendment to ASU No. 2016-02 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single component presentation if (i) the timing and pattern of the revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.
The Company does not expect that ASU 2016-02 will impact the Company's accounting for Fixed Lease Payments, because the Company's accounting policy is currently consistent with the provisions of the standard. The Company is currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the proposed practical expedient mentioned above is adopted and the Company elects it, the Company expects payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2014-09 upon the adoption of the ASU No. 2016-02 as these payments for goods or services are transferred separately from the right to use the underlying assets.
Additionally, the Company is analyzing its current ground lease obligation under ASU No. 2016-02. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU No. 2016-02 as of January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates minimal impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification (ASU No. 2016-02). In conjunction with the adoption of the leasing guidance, the Company is currently in the process of evaluating certain variable payment terms included in these lease arrangements which are governed by ASU No. 2014-09.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09. The Company intends to adopt the guidance

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates minimal impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of reporting revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

3.     Real Estate
As of December 31, 2017, the Company’s real estate portfolio consisted of 73 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $2.8 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2017, 2016, and 2015 was $56.0 million, $56.7 million, and $43.3 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2017, 2016, and 2015 was $60.6 million, $74.1 million, and $69.4 million, respectively.
2017 Acquisitions
The purchase price and other acquisition items for the property acquired during the year ended December 31, 2017 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees Paid to the Advisor (1)	Year of Lease Expiration
LPL	Fort Mill, SC	LPL Holdings, Inc.	11/30/2017	$130,000	451,600	$3,791	2036

(1)	The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each acquisition.

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2017, the Company used a discount rate of 7%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized in the period they are incurred.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocation of the LPL property acquired during the year ended December 31, 2017:

Property	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above market	Total
LPL (1)	$5,886	$108,000	$19,859	$383	$134,128

(1)
The Company evaluated the transactions above under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU No. 2017-01, Business Combinations, issued in January 2017, which the Company early-adopted effective January 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the transaction above lacked a substantive process, the transaction did not meet the definition of a business and consequently was accounted for as asset acquisition. The Company allocated the total consideration (including acquisition costs of approximately $4.1 million) to the individual assets and liabilities acquired on a relative fair value basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Sale of Properties
12669 Encinitas Avenue ("ITT Property")
On June 30, 2017, the Company sold the ITT property located in Los Angeles, California for total proceeds of $10.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $5.4 million. Upon the sale of the property, the Company recognized a gain of approximately $4.0 million.
26 Century Boulevard ("One Century Plaza Property")
On October 19, 2017, the Company sold the One Century Plaza property located in Nashville, Tennessee for total proceeds of $100.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $67.9 million. Upon the sale of the property, the Company recognized a gain of approximately $32.1 million.

910 Flower Street ("DreamWorks Property")
On November 20, 2017, the Company sold the DreamWorks property located in Los Angeles, California for total proceeds of $290.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $210.1 million. Upon the sale of the property, the Company recognized a gain of approximately $79.9 million.

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2018 to 2036.

As of December 31, 2017
2018	$231,620
2019	210,449
2020	188,653
2021	174,053
2022	164,494
Thereafter	664,226
Total	$1,633,495

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles for the years ended December 31, 2017 and 2016. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

	December 31,
	2017	2016
In-place lease valuation (above market)	$43,826	$47,419
In-place lease valuation (above market) - accumulated amortization	(27,703)	(20,543)
In-place lease valuation (above market), net	16,123	26,876
Ground leasehold interest (below market)	2,255	2,254
Ground leasehold interest (below market) - accumulated amortization	(109)	(82)
Ground leasehold interest (below market), net	2,146	2,172
Intangible assets, net	$18,269	$29,048
In-place lease valuation (below market)	$(49,774)	$(51,966)
In-place lease valuation (below market) - accumulated amortization	26,193	20,330
In-place lease valuation (below market), net	$(23,581)	$(31,636)
Tenant origination and absorption cost	$495,364	$541,646
Tenant origination and absorption cost - accumulated amortization	(242,601)	(197,173)
Tenant origination and absorption cost, net	$252,763	$344,473
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.5 years and 7.1 years as of December 31, 2017 and 2016, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2017	2016	2015
In-place lease valuation, net	$1,689	$3,287	$(3,785)
Tenant origination and absorption cost	$59,046	$72,912	$69,099
Ground leasehold amortization (below market)	$27	$28	$28
Other leasing costs amortization	$1,527	$1,202	$301
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2017 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2018	$(1,018)	$51,363	$27	$1,768
2019	$(1,856)	$42,721	$27	$1,782
2020	$(770)	$33,302	$27	$1,757
2021	$(630)	$28,724	$27	$1,704
2022	$(1,007)	$24,918	$27	$1,674
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
December 31, 2017
(Dollars in thousands unless otherwise noted)

that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
2500 Windy Ridge Parkway
In January 2017, Coca-Cola Refreshments USA, Inc. terminated their lease at the 2500 Windy Ridge Parkway property located in Atlanta, Georgia (an office facility); consequently, the Company released Coca-Cola Refreshments USA, Inc. from any and all obligations under the lease in-place effective December 31, 2016. In exchange, the Company agreed to receive a fee of $12.8 million, which is included in lease termination income on the consolidated statements of operations for the year ended December 31, 2017. The fee is being paid in quarterly installments over a two year period equal to $1.6 million per quarter. The Company received the first payment on January 31, 2017. During the year ended December 31, 2016, and as a result of the lease termination, the Company accelerated approximately $3.4 million of unamortized in-place lease intangible assets that were recorded as part of the purchase price allocation when the property was acquired and approximately $0.4 million of deferred rent.
400 Bertha Lamme Drive
During the year ended December 31, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy, the Company recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would not be recoverable, which excluded building and land. In determining the fair value of intangible lease assets, the Company considered Level 3 inputs. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition.
333 East Lake Street
During the year ended December 31, 2017, the Company recorded an impairment provision of approximately $2.8 million as it was determined that the carrying value of the real estate would not be recoverable. This impairment resulted from changes in projected cash flows the property was expected to generate. In determining the fair value of property, the Company considered Level 3 inputs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

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

	Balance as of December 31, 2016	Additions	Deductions	Balance as of December 31, 2017
Tenant improvement reserves (1)	$9,238	$5,468	$(1,071)	$13,635
Midland mortgage loan repairs reserves (2)	67	323	—	390
Real estate tax reserve (3)	1,645	3,344	(2,892)	2,097
Property insurance reserve (Emporia Partners) (3)	257	467	(499)	225
Rent Abatement Reserve	—	731	(390)	341
Restricted deposits/Leasing commission reserve	745	4	(404)	345
Midland mortgage loan restricted lockbox (4)	1,468	2,158	(1,468)	2,158
Holdback Escrow (5)	—	77,275	(77,275)	—
1031 Exchange Funds (6)	—	286,711	(131,771)	154,940
Total	$13,420	$376,481	$(215,770)	$174,131

(1)	Represents tenant improvement reserves held by the lenders.

(2)
Represents a deferred maintenance reserve funded by the Company as part of the refinancing that occurred on February 28, 2013, whereby certain properties became collateral for the Midland mortgage loan.

(3)	Represents real estate tax and insurance reserves which are funded monthly and held by the lenders. Funds are requested for disbursement as real estate tax and insurance premium payments are made.

(4)
As part of the terms of the Midland mortgage loan, rent collections from the eight properties which serve as collateral thereunder are received in a designated cash collateral account which is controlled by the lender until the designated payment date, as defined in the loan agreement, and the excess cash is transferred to the operating account.

(5)	Represents initial funds held back related to the Bank of America Loan, which were released on October 25, 2017 and October 26, 2017.

(6)	Represents cash proceeds from a disposition that are temporarily held at the qualified intermediary for purposes of facilitating potential Section 1031 Exchanges.

4.	Investments
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.5 million of other comprehensive income for the year ended December 31, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

The interest discussed above is deemed to be a variable interest in a VIE, and, based on an evaluation of the variable interest against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entity that most significantly affect its performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investment in the unconsolidated entity is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with its unconsolidated investment is primarily limited to its carrying value in the investment.
As of December 31, 2017, the balance of the investment is shown below:

Digital Realty Joint Venture
Balance as of December 31, 2016	$46,313
Other comprehensive income	465
Net loss	(2,065)
Distributions	(7,599)
Balance as of December 31, 2017	$37,114
5.     Debt

As of December 31, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	December 31, 2017	December 31, 2016	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
Plainfield loan	$—	$18,932	—	—	—
Emporia Partners loan	2,978	3,377	5.88%	September 2023	5.96%
Ace Hardware loan	—	22,922	—	—	—
Highway 94 loan	17,352	18,175	3.75%	August 2024	4.63%
Samsonite loan	22,961	23,786	6.08%	September 2023	5.22%
HealthSpring loan	21,694	22,149	4.18%	April 2023	4.59%
Midland loan	104,197	105,600	3.94%	April 2023	4.08%
AIG loan	109,275	110,640	4.96%	February 2029	5.07%
TW Telecom loan	19,169	20,353	LIBO Rate +2.45% (3)	August 2019	4.04%
Bank of America loan	375,000	—	3.77%	August 2027	3.90%
Total Mortgage Debt	672,626	345,934
Term Loan	715,000	715,000	LIBO Rate +1.40% (3)	July 2020	3.19%
Revolver Loan	10,153	397,409	LIBO Rate +1.45% (3)	July 2020 (4)	3.79%
Total Debt	1,397,779	1,458,343
Unamortized Deferred Financing Costs and Discounts, net	(11,695)	(10,808)
Total Debt, net	$1,386,084	$1,447,535

(1)
Including the effect of interest rate swap agreements with a total notional amount of $725.0 million, the weighted average interest rate as of December 31, 2017 was 3.53% for the Company’s fixed-rate and variable-rate debt combined and 3.54% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of December 31, 2017 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	The LIBO Rate as of December 31, 2017 was 1.56%.

(4)
The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

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
For the year ended December 31, 2017, the Company paid down approximately $344.1 million of the Unsecured Credit Facility, as a result of the Bank of America financing, as further described below.
Bank of America Loan
On September 29, 2017, the Company, through ten SPEs wholly owned by the Operating Partnership, entered into a loan agreement with Bank of America, N.A. (together with its successors and assigns, the "Lender") in which the Company borrowed $375.0 million (the “Bank of America Loan”).
The Company utilized approximately $344.1 million of the funds provided by the Bank of America Loan to pay down a portion of the Company's Unsecured Credit Facility. In connection with this pay down of the Unsecured Credit Facility, KeyBank released eight SPEs owned by the Operating Partnership from their obligations as guarantors under the Unsecured Credit Facility. The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties (or in the case of one property, on the SPE's leasehold interest in the property) with the following tenants: ACE Hardware Corporation; Christus Health; Comcast of Washington; Connecticut General; General Electric Company; NEC Corporation of America; Restoration Hardware, Inc.; State Farm Mutual Automobile Insurance Co.; T-Mobile West LLC; and WellsFargo Bank, National Association (each, a "Secured Property"). In addition, the Company entered into a nonrecourse carve-out guaranty agreement.
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
December 31, 2017
(Dollars in thousands unless otherwise noted)

The Company paid processing fees, as well as certain other closing costs, including legal fees, of approximately $3.0 million in connection with the Bank of America Loan.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans, Unsecured Credit Facility and Bank of America Loan, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2017.
The following summarizes the future principal repayments of all loans as of December 31, 2017 per the loan terms discussed above:

December 31, 2017
2018	$7,132
2019	24,879
2020	732,034
2021	7,211
2022	7,556
Thereafter	618,967
Total principal	1,397,779
Unamortized debt premium/(discount)	(281)
Unamortized deferred loan costs	(11,414)
Total	$1,386,084
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
Derivative Instruments
The Company has entered into three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBO Rate-based variable-rate debt, including the Company's Unsecured Credit Facility. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company's derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

The following table sets forth a summary of the interest rate swaps at December 31, 2017 and December 31, 2016:

				Fair Value (1)		Current Notional Amount (2)
				December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2017	2016	2017	2016
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$3,255	$(1,630)	$425	$425
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	458	(907)	300	300
Interest Rate Swap (3)	7/1/2016	7/1/2018	1.50%	—	(564)	—	100
Total				$3,713	$(3,101)	$725	$825

(1)	The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2017, derivatives in a asset/liability position are included in the line item "Other assets/Accrued expenses and other liabilities," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps that are effective as of the balance sheet date of December 31, 2017 and 2016.

(3)
Effective as of November 1, 2017, the Operating Partnership novated the $100 million interest rate swap agreement to an affiliated party, Griffin Capital Essential Asset Operating Partnership II, L.P., for approximately nine-thousand dollars. At the date of novation, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The novation involved cash consideration that reflected the termination value of the trade at the time of novation.

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2017	2016
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	$3,035	$(6,253)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense” (effective portion)	$3,856	$(8,286)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(19)	$(70)
During the next twelve months, the Company estimates that an additional $0.8 million will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2017 and December 31, 2016, the fair value of interest rate swaps in a net asset position/net liabilities, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $3.7 million and $3.1 million, respectively. As of December 31, 2017 and December 31, 2016, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Prepaid rent	$16,312	$16,799
Real estate taxes payable	21,317	24,585
Interest payable	7,924	7,606
Interest rate swap liability	—	3,101
Other liabilities	18,580	12,914
Total	$64,133	$65,005

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2017 and 2016.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017
Interest Rate Swap Asset	$3,713	$—	$3,713	$—
December 31, 2016
Interest Rate Swap Liability	$(3,101)	$—	$(3,101)	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2017 and 2016 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2017 and 2016. The fair value of the three mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG loan	$113,715	$109,275	$113,052	$110,640
Highway 94 loan	16,484	17,352	17,073	18,175
Samsonite loan	23,851	22,961	24,349	23,786

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2017 and 2016. See Note 5, Debt, for details.
9.     Equity
Common Equity
As of December 31, 2017, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 170,906,111 shares outstanding at December 31, 2017, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
As of December 31, 2017 and 2016, the Company had issued approximately $211.9 million and $162.4 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $157.7 million and $58.8 million, respectively, and redemptions payable totaling approximately $20.4 million and $11.6 million.
Share Redemption Program
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. During any calendar year, the Company will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.
If the Company cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares the Company may redeem during any calendar year, the Company will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. The Company will treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. Such pending requests will generally be honored on a pro rata basis. Any stockholder request to cancel an outstanding redemption must be sent to the Company's transfer agent prior to the last day of the new quarter. The Company will determine whether sufficient funds are available or the SRP has reached the 5.0% share limit as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
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
December 31, 2017
(Dollars in thousands unless otherwise noted)

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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Shares of common stock redeemed	9,931,245	4,164,955
Weighted average price per share	$9.96	$9.95
Since inception and through December 31, 2017, the Company had redeemed 15,849,898 shares of common stock for approximately $157.7 million at a weighted average price per share of $9.95 pursuant to the SRP. Since inception and through June 30, 2017, the Company has honored all redemption requests. During the year ended December 31, 2016, the Company redeemed 4,164,955 shares of common stock for approximately $41.4 million at a weighted average price per share of $9.95. During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. The Company has funded all redemptions using proceeds from the sale of shares pursuant to the DRP.
During the three months ended September 30, 2017, the Company received requests for the redemption of common stock of approximately 3,878,396 shares, which exceeded the annual limitation of 5% of the weighted average number of shares outstanding during the prior calendar year by approximately 104,999 shares. The Company processed the redemption requests according to the SRP policy described above and redeemed 97% of the shares requested at a weighted average price per share of $9.92. Those stockholders who were subject to pro rata treatment of their redemption requests had approximately 95% of their requests satisfied. The remaining portion of such requests will be carried forward to the next available redemption period. As the 5% maximum was reached for the quarter ended September 30, 2017, the Company did not process any redemption requests for the quarter ended December 31, 2017. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through the Company's filings with the SEC.
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
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2017, 2016, and 2015 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

		Year Ended December 31,
	2017		2016		2015
Ordinary income	$0.40	59%	$0.47	69%	$0.48	69%
Capital Gain	0.18	26%	—	—%	—	—%
Return of capital	0.10	15%	0.21	31%	0.21	31%
Total distributions paid	$0.68	100%	$0.68	100%	$0.69	100%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

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
Pursuant to the Plan, the Company issued 5,000 shares of restricted stock to each independent director on March 3, 2014 who was serving at that time and to Mr. Kripalani upon his appointment to the Company's board of directors on January 31, 2017, which vested immediately upon grant. In addition, the compensation committee authorized an annual grant of 1,000 shares of restricted stock to each of the Company's independent directors with a vesting schedule of three years. Upon re-election of each independent director at the 2014, 2015, and 2016 annual stockholders' meetings, the Company measured and began recognizing director compensation expense for the 1,000 shares of restricted stock granted each year, subject to the vesting period.
Pursuant to the Director Compensation Plan, adopted by the compensation committee on March 8, 2017, upon re-election of each independent director at the June 14, 2017 annual stockholders' meeting, the Company granted 7,000 shares of restricted common stock to each of the independent directors. Half of the restricted shares vested upon issuance, and the remaining half will vest upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period. The fair value of such issuance was estimated at $10.44 per share, the then current price paid to acquire a share of the Company's common stock pursuant to the 2017 DRP Offering. Immediately upon granting the restricted common shares, the Company measured and began recognizing director compensation expense, subject to the vesting period.
13,000 shares vested during the year ended December 31, 2017, which were part of the 2014, 2015, 2016, and 2017 grants. The fair value of the shares granted in 2014 was estimated at $10.28 per share; additionally, the fair value of the shares granted in 2015 and 2016 was $10.40, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
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
As of December 31, 2017, noncontrolling interests were approximately 4% of total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the year ended December 31, 2017 and year ended December 31, 2016.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$30,114	$21,318	$17,478
Contribution/issuance of noncontrolling interests	—	11,941	7,282
Distributions to noncontrolling interests	(4,369)	(4,124)	(3,150)
Allocated distributions to noncontrolling interests subject to redemption	(13)	(11)	(10)
Net income	5,120	912	(138)
Other comprehensive income (loss)	253	78	(144)
Ending balance	$31,105	$30,114	$21,318
Noncontrolling Interests Subject to Redemption
Operating Partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner of the Operating Partnership to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner of the Operating Partnership does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
10.     Related Party Transactions
Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016:

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Acquisition fees and expenses	$—	$1,322	$35,210	$—	$—
Operating expenses	2,652	1,525	1,608	670	—
Asset management fees	23,499	23,530	19,389	1,878	1,982
Property management fees	9,782	9,740	7,622	730	737
Disposition fees (1)	1,950	—	640	—	—
Costs advanced by the Advisor	587	73	53	267	—
Capitalized
Acquisition fees (2)	3,791	—	—	—	—
Leasing commissions	1,752	—	2,105	—	—
Total	$44,013	$36,190	$66,627	$3,545	$2,719

(1)	Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

(2)	Acquisition fees related to the LPL acquisition were capitalized as the acquisition did not meet the business combination criteria (see Note 3, Real Estate, for additional details).
Advisory Agreement
The Company currently does not have nor does it expect to have any employees. The Advisor will be primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an advisory agreement with the Advisor. The Advisory Agreement entitles the Advisor to specified fees and expense reimbursements upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, including reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
Management Compensation
The following table summarizes the compensation and fees the Company has paid or may pay to the Advisor, the Property Manager, and the Sponsor and other affiliates, including amounts to reimburse costs for providing services:

Type of Compensation (Recipient)	Determination of Amount
Acquisition Fees and Expenses (Advisor)
Under the Advisory Agreement, the Advisor receives acquisition fees equal to 2.5%, and reimbursement for actual acquisition related expenses incurred by the Advisor of up to 0.50% of the contract purchase price, as defined therein, of each property acquired by the Company, and reimbursement for actual acquisition expenses incurred on the Company's behalf, including certain payroll costs for acquisition-related efforts by the Advisor's personnel, as defined in the agreement. In addition, the Company pays acquisition expenses to unaffiliated third parties equal to approximately 0.60% of the purchase price of the Company's properties. The acquisition fee and acquisition expenses paid by the Company shall be reasonable and in no event exceed an amount equal to 6% of the contract purchase price, unless approved by a majority of the Company's independent directors.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the years ended December 31, 2017 and 2016, the Company’s total operating expenses did not exceed the 2%/25 % guideline.
Operating expenses for years ended December 31, 2017 and 2016 included approximately $0.6 million and $0.4 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and assistant secretary, Howard S. Hirsch, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.2 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the years ended December 31, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
December 31, 2017
(Dollars in thousands unless otherwise noted)

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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940, as amended (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
December 31, 2017
(Dollars in thousands unless otherwise noted)

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
If the Sponsor no longer sponsors GCEAR II, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both the Company and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to the Company first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

11.     Commitments and Contingencies
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.4 million for the years ended December 31, 2017 and 2016, related to the ground lease. As of December 31, 2017, the remaining required payments under the terms of the ground lease are as follows:

December 31, 2017
2018	$198
2019	198
2020	198
2021	198
2022	218
Thereafter	33,631
Total	$34,641
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
12.     Declaration of Distributions
During the quarter ended December 31, 2017, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2017 through December 31, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 12, 2017, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2018 through March 31, 2018. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

13.     Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$96,708	$82,772	$85,132	$81,878
Income before other income and (expenses)	$26,787	$17,685	$22,394	$15,428
Net income	$14,306	$9,160	$9,445	$113,222
Net income attributable to common stockholders	$13,726	$8,756	$9,029	$109,146
Net income attributable to common stockholders per share	$0.08	$0.05	$0.05	$0.64

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$86,732	$86,588	$86,736	$84,218
Income before other income and (expenses)	$22,973	$18,841	$19,378	$12,339
Net income	$12,386	$6,581	$7,131	$457
Net income attributable to common stockholders	$11,891	$6,248	$6,795	$351
Net income attributable to common stockholders per share	$0.07	$0.04	$0.04	$—

(1)	Amounts were reclassified to conform to the current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail.
14.     Subsequent Events
Offering Status
As of March 7, 2018, the Company had issued 19,135,619 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $196.5 million.
Declaration of Distributions
On March 7, 2018, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2018 through June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
Charter Filings
On March 8, 2018, the Company filed a Certificate of Correction (the “Certificate of Correction”) to the Company’s Fourth Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland (the “SDAT”). The Certificate of Correction was filed to correct a scrivener’s error in Section 7.1 of the Fourth Articles of Amendment and Restatement.
On March 8, 2018, the Company filed Articles Supplementary with the SDAT to elect to become subject to Section 3-804(c) of the Maryland General Corporation Law with respect to any vacancy of any member of the board of directors that is elected by stockholders.
Amendment to Bylaws
On March 7, 2018, the board of directors amended the Company’s Amended and Restated Bylaws to add new Article XV designating the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division) as the exclusive forum for certain proceedings relating to the Company, as set forth in the new article.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted)

Amendment to SRP
On March 7, 2018, the board of directors amended the Company’s SRP to clarify which stockholders may participate in the SRP. A description of the SRP, as amended, is attached as Exhibit 4.3 to this Annual Report on Form 10-K and is incorporated herein by reference.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office/Laboratory	IL	$—		$3,709	$27,335	$2,217	$3,709	$29,552	$33,261	$11,477	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,320		1,400	18,804	1,390	1,400	20,194	21,594	7,075	N/A	6/18/2009	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	2,978		274	7,567	—	274	7,567	7,841	2,378	N/A	8/27/2010	5-40 years
Quad/Graphics	Industrial/Office	CO	7,400		1,950	10,236	292	1,950	10,528	12,478	2,723	N/A	12/30/2010	5-40 years
AT&T	Office/ Data Center	WA	25,655		6,770	32,420	461	6,770	32,881	39,651	8,535	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	21,708		2,650	26,745	—	2,650	26,745	29,395	6,193	N/A	3/22/2012	5-40 years
TransDigm	Office	GA	4,539		3,773	9,030	408	3,773	9,438	13,211	2,350	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,374		2,600	13,500	873	2,600	14,373	16,973	3,771	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	8,880		2,674	13,229	651	2,674	13,880	16,554	2,654	N/A	11/8/2012	5-40 years
Northrop	Office	OH	10,667		1,300	16,188	39	1,300	16,227	17,527	5,057	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,321		4,182	18,072	—	4,182	18,072	22,254	5,520	N/A	12/18/2012	5-40 years
Comcast	Office	CO	—		3,146	22,826	1,517	3,146	24,343	27,489	6,705	N/A	1/11/2013	5-40 years
Boeing	Office	WA	—		3,000	9,000	102	3,000	9,102	12,102	4,377	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	29,689		2,800	47,752	145	2,800	47,897	50,697	8,090	N/A	5/1/2013	5-40 years
UTC	Office	NC	23,467		1,330	37,858	—	1,330	37,858	39,188	6,982	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	19,615		1,860	31,481	—	1,860	31,481	33,341	5,724	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	375,000	(4)	8,600	48,102	—	8,600	48,102	56,702	8,811	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—		7,697	21,843	—	7,697	21,843	29,540	3,362	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	25,837		5,300	36,768	2,010	5,300	38,778	44,078	9,858	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—		3,672	23,230	—	3,672	23,230	26,902	3,442	N/A	10/29/2013	5-40 years
Coca-Cola Refreshments	Office	GA	—		5,000	50,227	1,946	5,000	52,173	57,173	11,845	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—	(4)	5,050	51,396	153	5,050	51,549	56,599	7,398	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—		4,189	23,414	1,612	4,189	25,026	29,215	6,523	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—		1,177	22,323	—	1,177	22,323	23,500	3,883	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—		850	8,892	—	850	8,892	9,742	2,071	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—		5,500	39,000	212	5,500	39,212	44,712	6,531	N/A	11/5/2013	5-40 years
IBM	Office	OH	—		4,750	32,769	391	4,750	33,160	37,910	8,037	N/A	11/5/2013	5-40 years

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Aetna	Office	TX	—		3,000	12,330	185	3,000	12,515	15,515	3,245	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—	(4)	1,950	46,922	332	1,950	47,254	49,204	9,145	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—		875	11,375	534	875	11,909	12,784	2,979	N/A	11/5/2013	5-40 years
Wells Fargo	Office	WI	—		3,100	26,348	6,217	3,100	32,565	35,665	12,475	N/A	11/5/2013	5-40 years
Shire Pharmaceuticals	Office	PA	—		2,925	18,935	715	2,925	19,650	22,575	6,865	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—		2,920	23,510	283	2,920	23,793	26,713	5,983	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	—		1,109	6,066	4,576	1,109	10,642	11,751	2,003	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	—	(4)	2,292	16,930	1,571	2,292	18,501	20,793	3,957	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—		2,750	17,106	51	2,750	17,157	19,907	3,511	N/A	12/27/2013	5-40 years
Caterpillar	Industrial	IL	—		6,000	46,511	—	6,000	46,511	52,511	10,717	N/A	1/7/2014	5-40 years
DigitalGlobe	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	12,692	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—		—	16,515	10	—	16,525	16,525	3,057	N/A	1/16/2014	5-40 years
BT Infonet	Office	CA	—		9,800	41,483	—	9,800	41,483	51,283	7,082	N/A	2/27/2014	5-40 years
Wyndham Worldwide	Office	NJ	—		6,200	91,153	—	6,200	91,153	97,353	10,609	N/A	4/23/2014	5-40 years
Ace Hardware	Office	IL	—	(4)	6,900	33,945	—	6,900	33,945	40,845	4,795	N/A	4/24/2014	5-40 years
Equifax I	Office	MO	—		1,850	12,709	78	1,850	12,787	14,637	2,504	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	—	15,000	45,893	60,893	11,792	N/A	5/22/2014	5-40 years
SoftBank	Office	CA	—		22,789	68,950	3,400	22,789	72,350	95,139	17,454	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	—	2,230	31,062	33,292	4,570	N/A	6/19/2014	5-40 years
Restoration Hardware	Industrial	CA	—	(4)	15,463	—	74,213	15,463	74,213	89,676	8,135	8/15/2015	6/20/2014	5-40 years
Parallon	Office	FL	—		1,000	16,772	—	1,000	16,772	17,772	2,442	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	19,169		10,554	35,817	1,240	10,554	37,057	47,611	5,721	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	70	2,200	12,825	15,025	2,015	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	—	4,777	18,489	23,266	1,457	N/A	11/7/2014	5-40 years
Wells Fargo	Office	NC	—	(4)	2,150	40,806	46	2,150	40,852	43,002	4,907	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	9,046	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	7,727	N/A	4/1/2015	5-40 years
Lisle	Office	IL	—		2,788	16,200	33	2,788	16,233	19,021	2,860	N/A	6/10/2015	5-40 years
Bloomingdale	Office	IL	—		588	2,986	—	588	2,986	3,574	794	N/A	6/10/2015	5-40 years
Columbia	Office	MD	—		6,989	46,875	171	6,989	47,046	54,035	5,433	N/A	6/10/2015	5-40 years
Denver	Office	CO	—		9,948	23,888	3,670	9,948	27,558	37,506	2,806	N/A	6/10/2015	5-40 years
Columbus	Office	OH	—		2,943	22,651	133	2,943	22,784	25,727	3,802	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—		4,488	19,979	591	4,488	20,570	25,058	2,994	N/A	6/10/2015	5-40 years
Irving Carpenter	Office	TX	—	(4)	1,842	22,052	3,463	1,842	25,515	27,357	2,142	N/A	6/10/2015	5-40 years

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Frisco	Office	TX	—	(4)	8,239	51,395	3,917	8,239	55,312	63,551	5,720	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—		3,961	78,668	—	3,961	78,668	82,629	10,791	N/A	6/10/2015	5-40 years
Houston Westway I	Office	TX	—		6,540	30,703	—	6,540	30,703	37,243	4,622	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	—	(4)	8,607	96,718	447	8,607	97,165	105,772	14,370	N/A	6/10/2015	5-40 years
Herndon	Office	VA	—		9,666	74,098	—	9,666	74,098	83,764	9,679	N/A	6/10/2015	5-40 years
Deerfield	Office	IL	—		4,339	37,298	1,032	4,339	38,330	42,669	8,467	N/A	6/10/2015	5-40 years
Highway 94	Office	MO	17,352		5,637	25,280	—	5,637	25,280	30,917	2,636	N/A	11/6/2015	5-40 years
DynCorp	Office	TX	—		1,952	15,540	—	1,952	15,540	17,492	2,040	N/A	12/11/2015	5-40 years
Mercedes-Benz	Office	TX	—		2,330	26,376	—	2,330	26,376	28,706	3,369	N/A	12/11/2015	5-40 years
Samsonite	Office	FL	22,961		5,040	42,490	—	5,040	42,490	47,530	3,140	N/A	12/11/2015	5-40 years
Lynwood III & IV	Land	WA	—		2,865	—	—	2,865	—	2,865	—	N/A	3/17/2016	N/A
HealthSpring	Office	TN	21,694		8,126	31,447	—	8,126	31,447	39,573	2,503	N/A	4/27/2016	5-40 years
Fort Mill	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	222	N/A	11/30/2017	5-40 years
Fort Mill II	Office	SC	—		1,275	41,507	—	1,275	41,507	42,782	105	N/A	11/30/2017	5-40 years
Total All Properties (3)			$672,626		$342,021	$2,405,910	$121,397	$342,021	$2,527,307	$2,869,328	$426,752

(1)	Amount does not include the net loan valuation discount of $0.3 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring property acquisitions.

(2)	Building and improvements include tenant origination and absorption costs.

(3)	As of December 31, 2017, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $2.9 billion (unaudited).

(4)	The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2017	2016	2015
Real estate facilities
Balance at beginning of year	$3,024,389	$2,968,982	$1,823,895
Acquisitions	133,747	42,438	1,087,153
Improvements	12,479	16,792	7,382
Construction-in-progress	1,752	575	45,067
Other adjustments	(2,785)	(4,398)	—
Real estate assets held and used	—	—	70,907
Write down of tenant origination and absorption costs	(2,352)	—	—
Sale of real estate assets	(297,902)	—	(65,422)
Balance at end of year	$2,869,328	$3,024,389	$2,968,982
Accumulated depreciation
Balance at beginning of year	$338,552	$208,933	$102,883
Depreciation and amortization expense	116,583	130,849	112,748
Depreciation expense (held and used adjustment)	—	—	4,621
Less: Non-real estate assets depreciation expense	(1,554)	(1,230)	(328)
Less: Sale of real estate assets depreciation expense	(26,829)	—	(10,991)
Balance at end of year	$426,752	$338,552	$208,933
Real estate facilities, net	$2,442,576	$2,685,837	$2,760,049

S-4