Form 10-Q
period 2018-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2018-05-14
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2018: 165,709,032 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$48,938	$40,735
Restricted cash	110,205	174,132
Real estate:
Land	347,457	342,021
Building and improvements	2,076,093	2,024,865
Tenant origination and absorption cost	499,752	495,364
Construction in progress	13,346	7,078
Total real estate	2,936,648	2,869,328
Less: accumulated depreciation and amortization	(453,507)	(426,752)
Total real estate, net	2,483,141	2,442,576
Investments in unconsolidated entities	34,894	37,114
Intangible assets, net	17,051	18,269
Deferred rent	48,895	46,591
Deferred leasing costs, net	20,222	19,755
Other assets	27,313	24,238
Total assets	$2,790,659	$2,803,410
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$646,419	$666,920
Term Loan	712,007	711,697
Revolver Loan	26,721	7,467
Total debt	1,385,147	1,386,084
Restricted reserves	8,894	8,701
Redemptions payable	64,432	20,382
Distributions payable	6,642	6,409
Due to affiliates	3,725	3,545
Below market leases, net	22,629	23,581
Accrued expenses and other liabilities	61,593	64,133
Total liabilities	1,553,062	1,512,835
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption; 531,000 units eligible towards redemption as of March 31, 2018 and December 31, 2017	4,887	4,887
Common stock subject to redemption	1,249	33,877
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 172,043,872 and 170,906,111 shares outstanding, as of March 31, 2018 and December 31, 2017, respectively	172	171
Additional paid-in capital	1,561,713	1,561,694
Cumulative distributions	(483,835)	(454,526)
Accumulated earnings	117,226	110,907
Accumulated other comprehensive income	5,804	2,460
Total stockholders’ equity	1,201,080	1,220,706
Noncontrolling interests	30,381	31,105
Total equity	1,231,461	1,251,811
Total liabilities and equity	$2,790,659	$2,803,410
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental income	$60,085	$66,099
Lease termination income	2,702	12,845
Property expense recoveries	17,612	17,764
Total revenue	80,399	96,708
Expenses:
Property operating expense	11,323	12,004
Property tax expense	11,019	11,013
Asset management fees to affiliates	5,708	5,933
Property management fees to affiliates	2,312	2,528
General and administrative expenses	1,442	1,544
Corporate operating expenses to affiliates	834	628
Depreciation and amortization	27,319	30,596
Impairment provision	—	5,675
Total expenses	59,957	69,921
Income before other income and (expenses)	20,442	26,787
Other income (expenses):
Interest expense	(13,337)	(12,068)
Other income	55	99
Loss from investment in unconsolidated entities	(519)	(512)
Net income	6,641	14,306
Net (income) attributable to noncontrolling interests	(234)	(492)
Net income attributable to controlling interest	6,407	13,814
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(88)
Net income attributable to common stockholders	$6,319	$13,726
Net income attributable to common stockholders per share, basic and diluted	$0.04	$0.08
Weighted average number of common shares outstanding, basic and diluted	171,300,001	176,032,879
Distributions declared per common share	$0.17	$0.17
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$6,641	$14,306
Other comprehensive income:
Equity in other comprehensive income (loss) of unconsolidated joint venture	227	172
Change in fair value of swap agreements	3,239	2,925
Total comprehensive income	10,107	17,403
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(88)
Comprehensive (income) attributable to noncontrolling interests	(356)	(598)
Comprehensive income attributable to common stockholders	$9,663	$16,717
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Deficit) Earnings		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Deferred equity compensation	13,000	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	4,791,485	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(9,931,245)	(10)	(98,896)	—	—	—	(98,906)	—	(98,906)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,103	7,103	253	7,356
Balance December 31, 2017	170,906,111	$171	$1,561,694	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	—	—	20	—	—	—	20	—	20
Distributions to common stockholders	—	—	—	(17,875)	—	—	(17,875)	—	(17,875)
Issuance of shares for distribution reinvestment plan	1,138,825	1	11,433	(11,434)	—	—	—	—	—
Repurchase of common stock	(1,064)	—	(11)	—	—	—	(11)	—	(11)
Reduction of common stock subject to redemption	—	—	(11,423)	—	—	—	(11,423)	—	(11,423)
Distributions to noncontrolling interests	—	—	—	—	—	—		(1,077)	(1,077)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	6,319	—	6,319	234	6,553
Other comprehensive income	—	—	—	—	—	3,344	3,344	122	3,466
Balance March 31, 2018	172,043,872	$172	$1,561,713	$(483,835)	$117,226	$5,804	$1,201,080	$30,381	$1,231,461
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$6,641	$14,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	13,779	14,085
Amortization of leasing costs and intangibles, including ground leasehold interests	13,540	16,511
Amortization of above and below market leases	(244)	405
Amortization of deferred financing costs and debt premium	795	323
Amortization of swap interest	31	—
Deferred rent	(2,304)	(2,584)
Termination fee revenue - receivable from tenant, net	—	(12,845)
Unrealized loss on interest rate swap	2	4
Loss from investment in unconsolidated entities	519	512
Impairment provision	—	5,675
Stock-based compensation	20	55
Change in operating assets and liabilities:
Deferred leasing costs and other assets	456	5,786
Restricted reserves	168	182
Accrued expenses and other liabilities	(4,364)	(5,756)
Due to affiliates, net	180	1,115
Net cash provided by operating activities	29,219	37,774
Investing Activities:
Acquisition of properties, net	(60,266)	—
Real estate acquisition deposits	(1,350)	—
Reserves for tenant improvements	25	25
Improvements to real estate	—	(511)
Payments for construction-in-progress	(4,727)	(782)
Distributions of capital from investment in unconsolidated entities	1,928	1,922
Net cash (used in) provided by investing activities	(64,390)	654
Financing Activities:
Proceeds from borrowings - Revolver Loan	19,000	23,000
Principal payoff of secured indebtedness - Mortgage Debt	(18,954)	(22,820)
Principal amortization payments on secured indebtedness	(1,761)	(1,168)
Deferred financing costs	(17)	(100)
Repurchase of common stock	(11)	(11,564)
Distributions to noncontrolling interests	(1,168)	(1,168)
Distributions to common stockholders	(17,642)	(17,432)
Net cash used in financing activities	(20,553)	(31,252)
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,724)	7,176
Cash, cash equivalents and restricted cash at the beginning of the period	214,867	56,862
Cash, cash equivalents and restricted cash at the end of the period	$159,143	$64,038
Supplemental Disclosures of Significant Non-cash Transactions:
Increase in fair value swap agreement	$3,205	$3,114
Common stock issued pursuant to the distribution reinvestment plan	$11,434	$12,554
Common stock redemptions funded subsequent to period-end	$64,432	$20,497
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
As of March 31, 2018, the Company had issued 187,894,834 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 172,043,872 shares outstanding at March 31, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP"). As of March 31, 2018 and December 31, 2017, the Company had issued approximately $223.4 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $157.7 million, and redemptions payable totaling approximately $64.4 million and $20.4 million, respectively. Since inception and through March 31, 2018, the Company had redeemed 15,850,962 shares of common stock for approximately $157.7 million pursuant to the SRP.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Partnership in exchange for a 1% general partner interest. As of March 31, 2018, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the three months ended March 31, 2018 and year ended December 31, 2017. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

2.	Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly owned subsidiary which is a special purpose entity, which assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
During the year ended December 31, 2017, the Company elected to early adopt Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash ("ASU No. 2016-18"). As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASU No. 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
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
This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt ASU No. 2017-12 for the reporting period ending March 31, 2018. The adoption of ASU No. 2017-12 did not have a material effect on the Company's financial position or statement of operations.
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
The FASB has also issued a proposed amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (a) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in its May 2017 board meeting minutes that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).
In March 2018, the FASB approved a proposal to the drafting of an amendment to ASU No. 2016-02 to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this single-lease component practical expedient will allow lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Non-lease components that do not meet the criteria of this practical expedient and combined

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

components in which the non-lease component is the predominant component will be accounted for under the new ASU No. 2016-02.
The Company does not expect that ASU No. 2016-02 will impact the Company's accounting for Fixed Lease Payments because the Company's accounting policy is currently consistent with the provisions of the standard. The Company is currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the practical expedient mentioned above is adopted and the Company elects it, the Company expects payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relate to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2014-09 upon the adoption of the ASU No. 2016-02 as these payments for goods or services are transferred separately from the right to use the underlying assets.
Additionally, the Company is analyzing its current ground lease obligation under ASU No. 2016-02. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU No. 2016-02 as of January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company adopted the guidance using the modified retrospective approach for the fiscal year beginning on January 1, 2018. The impact of the adoption of the new accounting guidance was minimal on the Company's consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets was minimal as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification, ASU No. 2016-02. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 described above. The Company adopted the guidance using the modified retrospective approach for the fiscal year beginning on January 1, 2018. The impact of the adoption of the new accounting guidance was minimal on the Company's consolidated financial statements relating to the recognition of reporting revenue gross versus net on the Company's consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

3.     Real Estate
As of March 31, 2018, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $2.9 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the three months ended March 31, 2018 was $13.8 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the three months ended March 31, 2018 was $13.5 million.
2018 Acquisitions
The purchase price and other acquisition items for the property acquired during the three months ended March 31, 2018 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Expenses (1)	Year of Lease Expiration
Quaker	Lakeland, Florida	Quaker Sales and Distribution, Inc.	3/13/2018	$59,600	605,400	$1,777	2028

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each acquisition. In addition, the Company incurred third-party costs associated with the acquisition of the Quaker property.

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the three months ended March 31, 2018, the Company used a discount rate of 6.25%.
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
The following summarizes the purchase price allocation of the Quaker property acquired during the three months ended March 31, 2018:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Property	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above (below) market	Total
Quaker (1)	$5,433	$50,953	$4,387	$(502)	$60,271

(1)
The Company evaluated the transaction above under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU No. 2017-01, Business Combinations, issued in January 2017, which the Company early-adopted effective January 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the transaction above lacked a substantive process, the transaction did not meet the definition of a business and consequently was accounted for as an asset acquisition. The Company allocated the total consideration (including acquisition costs of approximately $1.8 million) to the individual assets and liabilities acquired on a relative fair value basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2018 to 2036.

As of March 31, 2018
Remaining 2018	$175,605
2019	213,644
2020	191,392
2021	176,840
2022	167,341
Thereafter	683,113
Total	$1,607,935
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles, as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
In-place lease valuation (above market)	$43,826	$43,826
In-place lease valuation (above market) - accumulated amortization	(28,914)	(27,703)
In-place lease valuation (above market), net	14,912	16,123
Ground leasehold interest (below market)	2,255	2,255
Ground leasehold interest (below market) - accumulated amortization	(116)	(109)
Ground leasehold interest (below market), net	2,139	2,146
Intangible assets, net	$17,051	$18,269
In-place lease valuation (below market)	$(50,276)	$(49,774)
In-place lease valuation (below market) - accumulated amortization	27,647	26,193
In-place lease valuation (below market), net	$(22,629)	$(23,581)
Tenant origination and absorption cost	$499,752	$495,364
Tenant origination and absorption cost - accumulated amortization	(255,577)	(242,601)
Tenant origination and absorption cost, net	$244,175	$252,763
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of March 31, 2018 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2018	$(682)	$38,901	$27	$2,502
2019	$(1,827)	$42,818	$27	$3,321
2020	$(741)	$33,857	$27	$3,296
2021	$(601)	$28,688	$27	$3,015
2022	$(1,093)	$24,931	$27	$2,675
Tenant and Portfolio Risk

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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

	Balance as of
	March 31, 2018	December 31, 2017
Tenant improvement reserves	$12,609	$13,635
Midland mortgage loan repairs reserves	391	391
Real estate tax reserve	553	2,097
Property insurance reserve (Emporia Partners)	337	225
Rent Abatement Reserve	213	341
Restricted deposits/Leasing commission reserve	335	345
Midland mortgage loan restricted lockbox	2,424	2,158
1031 Exchange Funds (1)	93,343	154,940
Total	$110,205	$174,132

(1)
Section 1031 of the Internal Revenue Code of 1986, as amended ("1031 Exchanges"). Represents cash proceeds from a disposition that are temporarily held at the qualified intermediary for purposes of facilitating potential Section 1031 Exchanges. The Company's acquisition during the three months ended March 31, 2018 was funded by proceeds from the 1031 exchange fund. The Company closed two additional property acquisitions subsequent to March 31, 2018 to completely fulfill the 1031 Exchange. See Note 13, Subsequent Events, for details.

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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive income for the three months ended March 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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
As of March 31, 2018, the balance of the investment is shown below:

Digital Realty Joint Venture
Balance as of December 31, 2017	$37,114
Net loss	(519)
Distributions	(1,928)
Other comprehensive income	227
Balance as of March 31, 2018	$34,894

5.	Debt
As of March 31, 2018 and December 31, 2017, the Company’s debt consisted of the following:

	March 31, 2018	December 31, 2017	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
TW Telecom loan (3)	$—	$19,169	—	—	—%
HealthSpring loan	21,574	21,694	4.18%	April 2023	4.59%
Midland loan	103,721	104,197	3.94%	April 2023	4.08%
Emporia Partners loan	2,874	2,978	5.88%	September 2023	5.96%
Samsonite loan	22,747	22,961	6.08%	September 2023	5.16%
Highway 94 loan	17,141	17,352	3.75%	August 2024	4.64%
Bank of America loan	375,000	375,000	3.77%	October 2027	3.96%
AIG loan	108,855	109,275	4.96%	February 2029	5.07%
Total Mortgage Debt	651,912	672,626
Term Loan	715,000	715,000	LIBOR+1.40% (4)	July 2020	3.52%
Revolver Loan	29,153	10,153	LIBOR +1.45% (4)	July 2020 (4)	4.17%
Total Debt	1,396,065	1,397,779
Unamortized Deferred Financing Costs and Discounts, net	(10,918)	(11,695)
Total Debt, net	$1,385,147	$1,386,084

(1)
Including the effect of interest rate swap agreements with a total notional amount of $725.0 million, the weighted average interest rate as of March 31, 2018 was 3.52% for the Company’s fixed-rate and variable-rate debt combined and 3.53% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of March 31, 2018 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	In March 2018, the Company, through the Operating Partnership, paid off the remaining balance of the TW Telecom loan.

(4)
The effective rate as of March 31, 2018 was 1.67%.The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Unsecured Credit Facility
On July 20, 2015, the Company, through the Operating Partnership, entered into an amended and restated credit agreement, as amended by that certain first amendment to amended and restated credit agreement dated as of February 12, 2016 (as amended, the "Unsecured Credit Agreement") with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"), Bank of America, N.A. ("Bank of America"), Fifth Third Bank ("Fifth Third"), and BMO Harris Bank, N.A. ("BMO Harris"), under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, the Company was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan, the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of five years, maturing on July 20, 2020. On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the Unsecured Credit Agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million.
Bank of America Loan
On September 29, 2017, the Company, through ten SPEs wholly owned by the Operating Partnership, entered into a loan agreement with Bank of America, N.A. (together with its successors and assigns, the "Lender") in which the Company borrowed $375.0 million (the “Bank of America Loan”). The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on ten properties. The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77% and requires monthly payments of interest only.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans, Unsecured Credit Facility, and Bank of America Loan the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2018.

6.	Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by expected cash payments principally related to borrowings and interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted London Interbank Offered Rate ("LIBOR")-based variable-rate debt, including the Company's Unsecured Credit Facility. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income ("AOCI") related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth a summary of the interest rate swaps at March 31, 2018 and December 31, 2017:

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2018	December 31, 2017
Assets
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$6,466	$3,255
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	452	458
Total				$6,918	$3,713

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2018	2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (gain) loss recognized in AOCI on derivatives	$(3,329)	$1,353
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$90	$(1,572)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$13,337	$12,068
During the 12 months subsequent to March 31, 2018, the Company estimates that an additional $2.4 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2018 and December 31, 2017, the fair value of interest rate swaps in a net asset position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $6.9 million and $3.7 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Prepaid rent	$13,701	$16,312
Real estate taxes payable	18,272	21,317
Interest payable	7,925	7,924
Other liabilities	21,695	18,580
Total	$61,593	$64,133

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.
The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2018
Interest Rate Swap Asset	$6,918	$—	$6,918	$—
December 31, 2017
Interest Rate Swap Asset	$3,713	$—	$3,713	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2018 and December 31, 2017. The fair value of the two mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Highway 94 loan	$16,308	$17,141	$16,484	$17,352
Samsonite loan	$23,450	$22,747	$23,851	$22,961

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2018 and December 31, 2017. See Note 5, Debt, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

9.	Equity
Common Equity
As of March 31, 2018, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 172,043,872 shares outstanding at March 31, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
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
As of March 31, 2018 and December 31, 2017, the Company had issued approximately $223.4 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $157.7 million, and redemptions payable totaling approximately $64.4 million and $20.4 million, respectively.
Share Redemption Program
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by the Company. Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. During any calendar year, the Company will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Shares of common stock redeemed	1,064	1,155,532
Weighted average price per share	$10.44	$10.01
During the three months ended March 31, 2018, the Company received requests for the redemption of common stock of approximately 6,718,544 shares. Such requests from the quarter were paid out in April 2018. During the three months ended March 31, 2018, the Company redeemed 1,064 shares of common stock for approximately $0.01 million at a weighted average price per share of $10.44 pursuant to the SRP. Since inception and through March 31, 2018, the Company had redeemed 15,850,962 shares of common stock for approximately $157.7 million at a weighted average price per share of $9.95 pursuant to the SRP. Since inception and through June 30, 2017, the Company honored all redemption requests. During the quarter ended September 30, 2017, the Company reached the 5% annual limitation of the SRP for 2017. The Company processed the redemption requests according to the SRP policy described above and carried forward the requests not processed. As the 5% maximum was reached for the quarter ended September 30, 2017, the Company did not process any redemption requests for the quarter ended December 31, 2017. During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. The Company has funded all redemptions using proceeds from the sale of shares pursuant to the DRP. The Company’s board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through the Company's filings with the SEC.
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
As of March 31, 2018, noncontrolling interests were approximately 3.51% of total shares and 3.52% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

the Company to lose its REIT election. There were no unit redemption requests during the three months ended March 31, 2018 and year ended December 31, 2017.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	$31,105	$30,114
Distributions to noncontrolling interests	(1,077)	(4,369)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(13)
Net income	234	5,120
Other comprehensive income	122	253
Ending balance	$30,381	$31,105
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
Summarized below are the related party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017:

	Incurred for the Three Months Ended March 31,		Payable as of March 31,	Payable as of December 31,
	2018	2017	2018	2017
Expensed
Operating expenses	$834	$628	$834	$670
Asset management fees	5,708	5,933	1,907	1,878
Property management fees	2,312	2,528	730	730
Costs advanced by the Advisor	254	403	254	267
Capitalized
Acquisition fees (1)	1,687	—	—	—
Leasing commissions	—	287	—	—
Total	$10,795	$9,779	$3,725	$3,545

(1)	Acquisition fees related to the Quaker acquisition were capitalized as the acquisition did not meet the business combination criteria.

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
March 31, 2018
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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the three months ended March 31, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25 % guideline.
Operating expenses for the three months ended March 31, 2018 included approximately $0.15 million, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and assistant secretary, Howard S. Hirsch, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.07 million and $0.03 million, respectively, for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three months ended March 31, 2018 and 2017. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
March 31, 2018
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
March 31, 2018
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
Ground Lease Obligations
The Company acquired a property on January 16, 2014 that is subject to a ground lease with an expiration date of December 31, 2095. The Company incurred rent expense of approximately $0.1 million for the three months ended March 31, 2018 and 2017, related to the ground lease. As of March 31, 2018, the remaining required payments under the terms of the ground lease are as follows:

March 31, 2018
Remaining 2018	$149
2019	198
2020	198
2021	198
2022	218
Thereafter	33,631
Total	$34,592
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
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted)

12.	Declaration of Distributions
During the quarter ended March 31, 2018, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2018 through March 31, 2018. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
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
Offering Status
As of May 10, 2018, the Company had issued 19,895,312 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $204.2 million.
Declaration of Distributions
On May 9, 2018, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2018 through September 30, 2018. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

Acquisition of McKesson Property
On April 10, 2018, the Company acquired two, two-story, Class "A" office buildings totaling approximately 271,085 square feet situated on a 30.87-acre site located in Scottsdale, Arizona (the "McKesson Property"). The McKesson Property was developed as a build-to-suit for McKesson Corporation ("McKesson") and is leased in its entirety to McKesson. The purchase price for the McKesson Property was $67.0 million, plus closing costs. The acquisition of the McKesson Property serves as a replacement property for an exchange under the 1031 Exchange, related to the Company's recent sale of DreamWorks Animation’s Headquarters and Studio Campus for $290.0 million.
Acquisition of Shaw Property
On May 3, 2018, the Company acquired a single-story, Class "A" industrial building totaling approximately 1.0 million square feet situated on a 69.54-acre site located in Port Wentworth, Georgia, which is part of the Savannah Metropolitan Statistical Area (the "Shaw Property"). The Shaw Property was developed as a build-to-suit for Shaw Industries, Inc. (the "Sub-tenant") and is leased in its entirety to the Sub-tenant with a parent guarantee from Shaw Industries Group, Inc. The purchase price for the property was $56.5 million, plus closing costs. The acquisition of the Shaw Property serves as the last replacement property for an exchange under the 1031 Exchange, related to the Company's recent sale of DreamWorks Animation’s Headquarters and Studio Campus for $290.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc.
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
As of March 31, 2018, our real estate portfolio, consisted of 74 properties in 20 states and 81 lessees consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $2.9 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to March 31, 2018 was approximately $214.7 million with approximately 60.5% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 95.5% leased as of March 31, 2018, with a weighted average remaining lease term of 6.4 years, average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition value of 48.2%.

Revenue Concentration
No lessee or property, based on net rent for the 12-month period subsequent to March 31, 2018, pursuant to the respective in-place leases, was greater than 7% as of March 31, 2018.
The percentage of net rent for the 12-month period subsequent to March 31, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$29,880	10	13.9%
California	22,752	5	10.6
Ohio	21,716	8	10.1
Illinois	19,134	8	8.9
Colorado	17,983	6	8.4
Georgia	16,048	4	7.5
Arizona	12,305	4	5.7
New Jersey	11,345	3	5.3
South Carolina	9,976	2	4.6
Florida	8,382	4	3.9
All Others (1)	45,146	20	21.1
Total	$214,667	74	100.0%

(1)	All others account for less than 4% of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to March 31, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$38,565	12	18.0%
Telecommunication Services	23,343	7	10.9
Insurance	22,413	9	10.4
Health Care Equipment & Services	18,878	9	8.8
Diversified Financials	18,229	5	8.5
Software & Services	14,910	6	6.9
Media	10,125	3	4.7
Retailing	9,649	2	4.5
Energy	9,431	3	4.4
Consumer Services	8,030	2	3.7
Technology, Hardware & Equipment	8,009	4	3.7
Consumer Durables & Apparel	7,999	3	3.7
All others (2)	25,086	16	11.8
Total	$214,667	81	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total net rent on an individual basis.
The tenant lease expirations by year based on net rent for the 12-month period subsequent to March 31, 2018 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
Remaining 2018	$4,529		3	1,129,100	2.1%
2019	24,506	(1)	10	1,387,000	11.4
2020	19,719		8	1,469,100	9.2
2021	16,356	(1)	7	1,565,600	7.6
2022	12,036		6	816,000	5.6
2023	8,903	(1)	4	655,400	4.1
Thereafter	128,618		43	10,955,100	60.0
Vacant	—		—	856,000	—
Total	$214,667		81	18,833,300	100.0%

(1)
Included in the net rent amount is approximately 140,400 square feet related to a lease expiring in 2019 with the remaining square footage expiring in 2021 and 2023. We included the lessee in the number of lessees in 2019.

Critical Accounting Policies
We have established accounting policies which conform to GAAP in the United States as contained in the FASB ASC. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 6.9% of our base rental revenue will expire during the period from April 1, 2018 to March 31, 2019. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period April 1, 2018 to March 31, 2019, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Same Store Analysis
For the three months ended March 31, 2018, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 17.8 million square feet, with an acquisition value of $2.7 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$57,626	$59,275	$(1,649)	(3)%
Lease termination income	2,702	12,845	(10,143)	100%
Property expense recoveries	17,041	17,376	(335)	(2)%
Property operating expense	11,312	11,243	69	1%
Property tax expense	10,433	10,409	24	0%
Asset management fees to affiliates	5,148	5,094	54	1%
Property management fees to affiliates	2,246	2,287	(41)	(2)%
Depreciation and amortization	26,062	28,303	(2,241)	(8)%
Interest expense	2,404	2,686	(282)	(10)%
Lease Termination Income
The decrease in lease termination income of approximately $10.1 million is primarily the result of a lease termination of approximately $12.8 million on the 2500 Windy Ridge Parkway property in the prior period; offset by $2.7 million in termination income related to the 333 East Lake Street and 2500 Windy Ridge Parkway properties.

Depreciation and Amortization
The decrease of approximately $2.2 million as compared to the same period in the prior year is primarily the result of additional amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year.
Interest Expense
The decrease of approximately $0.3 million as compared to the same period in the prior year is primarily the result of one mortgage loan payoff during the third quarter of 2017.
Portfolio Analysis
As of March 31, 2018, we owned 74 properties and have completed the offering stage of our life cycle. We may continue to draw from our Unsecured Credit Facility to acquire assets that adhere to our investment criteria.
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$60,085	$66,099	$(6,014)	(9)%
Lease termination income	2,702	12,845	(10,143)	(79)%
Property expense recoveries	17,612	17,764	(152)	(1)%
Property operating expense	11,323	12,004	(681)	(6)%
Property tax expense	11,019	11,013	6	0%
Asset management fees to affiliates	5,708	5,933	(225)	(4)%
Property management fees to affiliates	2,312	2,528	(216)	(9)%
General and administrative expenses	1,442	1,544	(102)	(7)%
Corporate operating expenses to affiliates	834	628	206	33%
Depreciation and amortization	27,319	30,596	(3,277)	(11)%
Impairment provision	—	5,675	(5,675)	(100)%
Interest expense	13,337	12,068	1,269	11%
Rental Income
The decrease in rental income of approximately $6.0 million compared to the same period a year ago is primarily the result of (1) approximately $8.2 million as a result of two properties sold during the fourth quarter of 2017 and terminations/expired leases subsequent to March 31, 2017; and (2) approximately $0.5 million in reduction of occupied space; offset by (3) approximately $2.5 million as a result of two acquisitions subsequent to March 31, 2017.
Lease Termination Income
The decrease in lease termination income of approximately $10.1 million is primarily the result of a lease termination of approximately $12.8 million on the 2500 Windy Ridge Parkway property in the prior period; offset by $2.7 million in termination income related to the 333 East Lake Street and 2500 Windy Ridge Parkway properties.
Property Operating Expenses
Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping, and other administrative expenses incurred to operate our properties. The total decrease of approximately $0.7 million compared to the same period a year ago is primarily a result of two properties sold during the fourth quarter of 2017.

Property Management Fees to Affiliates
The decrease in property management fees to affiliates of approximately $0.2 million is primarily the result of two properties sold during the fourth quarter of 2017.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2018 decreased by approximately $0.1 million compared to the same period a year ago primarily as a result of lower estimated state taxes in the current year.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended March 31, 2018 increased by approximately $0.2 million as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Depreciation and Amortization
The decrease of approximately $3.3 million as compared to the same period in the prior year is primarily the result of (1) approximately $2.3 million related to two properties sold during the fourth quarter of 2017; and (2) approximately $1.9 million in additional amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year; offset by (3) $0.9 million related to intangibles placed in service subsequent to March 31, 2017.
Interest Expense
The increase of approximately $1.3 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $2.9 million as a result of the Bank of America loan; and (2) approximately $1.5 million in higher LIBO rates; offset by (3) approximately $1.9 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; and (4) approximately $1.5 million as a result of the novation of an interest rate swap during the fourth quarter of 2017.
Funds from Operations and Adjusted Funds from Operations
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient.
Management is responsible for managing interest rate, hedge and foreign exchange risks. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements or other hedge instruments and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance.
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

Beginning with the three months ended March 31, 2018, we are now using Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations as a non-GAAP measure of operating performance.  Management decided to replace the Modified Funds from Operations measure with AFFO because AFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of the Company's operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of AFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at AFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at AFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. By excluding acquisition-related costs, AFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the AFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from AFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

•
Financed termination fee, net of payments received. We believe that a fee received from a tenant for terminating a lease is appropriately included as a component of rental revenue and therefore included in AFFO. If, however, the termination fee is to be paid over time, we believe the recognition of such termination fee into income should not be included in AFFO. Alternatively, we believe that the periodic amount paid by the tenant in subsequent periods to satisfy the termination fee obligation should be included in AFFO.

•
Gain or loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management believes that this loss is considered an event not associated with our operations, and therefore, deems this write off to be an exclusion from AFFO.

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in the fair value of interest rate swaps not designated as a hedge and the change in the fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of AFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete. However, FFO and AFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.
Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$6,641	$14,306
Adjustments:
Depreciation of building and improvements	13,779	14,085
Amortization of leasing costs and intangibles	13,533	16,504
Impairment provision	—	5,675
Equity interest of depreciation of building and improvements - unconsolidated entities	634	618
Equity interest of amortization of intangible assets - unconsolidated entities	1,162	1,176
FFO	$35,749	$52,364
Distributions to noncontrolling interest	(1,168)	(1,168)
FFO, net of noncontrolling interest distributions	$34,581	$51,196
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest distributions	$34,581	$51,196
Adjustments:
Revenues in excess of cash received (straight-line rents)	(2,304)	(2,584)
Amortization of above/(below) market rent	(244)	405
Amortization of debt premium/(discount)	8	(438)
Amortization of ground leasehold interests	7	7
Revenues in excess of cash received	—	(12,845)
Financed termination fee payments received	1,606	1,896
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(31)	(137)
Unrealized (gain) on derivatives	—	(17)
Equity interest of amortization of above market rent - unconsolidated entities	739	744
AFFO	$34,362	$38,227

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Unsecured Credit Facility, Bank of America Loan, and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2017 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Unsecured Credit Facility
On July 20, 2015, we, through our Operating Partnership, entered into the Unsecured Credit Agreement with a syndicate of lenders, co-led by KeyBank, Bank of America, Fifth Third, and BMO Harris, under which KeyBank serves as administrative agent and Bank of America, Fifth Third, and BMO Harris serve as co-syndication agents, and KeyBank Capital Markets, Merrill Lynch, Fifth Third, and BMO Capital Markets serve as joint bookrunners and joint lead arrangers. Pursuant to the Unsecured Credit Agreement, we were provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility") consisting of a $500.0 million senior unsecured revolver and a $640.0 million senior unsecured term loan. The Unsecured Credit Facility may be increased up to $860.0 million, in minimum increments of $50.0 million, for a maximum of $2.0 billion by increasing either the Revolver Loan, the Term Loan, or both. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Term Loan has a term of five years, maturing on July 20, 2020.
The Unsecured Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin or Base Rate (as defined below) plus the applicable Base Rate margin, both as provided in the Unsecured Credit Agreement. The applicable LIBOR margin and Base Rate margin are dependent on whether the interest rate is calculated prior to or after we have received an investment grade senior unsecured credit rating of BBB-/Baa3 from Standard & Poors, Moody's, or Fitch, and we have elected to utilize the investment grade pricing list, as provided in the Unsecured Credit Agreement. Otherwise, the applicable LIBOR margin will be based on a leverage ratio computed in accordance with our quarterly compliance package and communicated to KeyBank. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate (as defined in the Unsecured Credit Agreement) or (ii) the Federal Funds rate (as defined in the Unsecured Credit Agreement) plus 0.50%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.
On March 29, 2016, we exercised our right to increase the total commitments, pursuant to the Unsecured Credit Agreement, by entering into the increase agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million.
As of March 31, 2018, the remaining capacity pursuant to the Revolver Loan was $183.4 million.
Bank of America Loan
On September 29, 2017, we, through ten special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with Bank of America, N.A. in which we borrowed $375.0 million. The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on ten properties. The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77%. The Bank of America Loan requires monthly payments of interest only.
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Unsecured Credit Facility. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at March 31, 2018 and December 31, 2017 (dollars in thousands):

				Fair Value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2018	December 31, 2017
Assets
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$6,466	$3,255
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	452	458
Total				$6,918	$3,713

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$1,396,066	$4,728	$757,604	$14,767	$618,967
Interest on outstanding debt obligations (2)	288,889	38,245	96,764	51,925	101,955
Interest rate swaps (3)	171	55	116	—	—
Ground lease obligations	34,592	149	396	416	33,631
Total	$1,719,718	$43,177	$854,880	$67,108	$754,553

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at March 31, 2018. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at March 31, 2018.

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
Our cash, cash equivalents and restricted cash balances decreased by approximately $55.7 million during the three months ended March 31, 2018 and were primarily used in or provided by the following:

Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2018, we generated $29.2 million of net cash provided by operating activities compared to $37.8 million for the three months ended March 31, 2017. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2018 decreased by approximately $3.6 million to approximately $32.8 million compared to approximately $36.4 million for the three months ended March 31, 2017. The decrease is primarily related to a decrease in occupancy of approximately 2.2%.
Investing Activities. During the three months ended March 31, 2018, we used approximately $64.4 million in cash provided by investing activities compared to approximately $0.7 million provided by investing activities during the same period in 2017. The $65.1 million decrease in cash provided by investing activities is primarily related to the following:
•$64.2 million increase in cash paid for property acquisition and payments for construction in progress; and
•$1.4 million increase in cash paid for acquisition deposits;
offset by
•$0.5 million decrease in cash paid for improvements to real estate.

Financing Activities. During the three months ended March 31, 2018, we used approximately $20.6 million of cash in financing activities compared to approximately $31.3 million in cash used in financing activities during the same period in 2017. The decrease in cash used in financing activities of $10.7 million is primarily comprised of the following:
•$3.9 million decrease in principal payoff of mortgage debt; and
•$11.6 million decrease in repurchases of common stock;
offset by
•$4.0 million decrease in proceeds from borrowings under the Unsecured Credit Facility;
•$0.6 million increase in principal amortization payments on secured indebtedness; and
•$0.2 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through March 31, 2018, we funded 93% of our cash distributions from cash flows provided by operating activities and 7% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the three months ended March 31, 2018 and year ended December 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$1,168			$4,737
Distributions paid in cash — common stockholders	17,642			71,124
Distributions of DRP	11,434			49,541
Total distributions	$30,244	(1)		$125,402
Source of distributions (2)
Cash flows provided by operations	$18,810		62%	$75,861	60%
Offering proceeds from issuance of common stock pursuant to the DRP	11,434		38%	49,541	40%
Total sources	$30,244	(3)	100%	$125,402	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of March 31, 2018 were $6.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2018, we paid and declared distributions of approximately $29.1 million to common stockholders including shares issued pursuant to the DRP and approximately $1.2 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the three months ended March 31, 2018 of approximately $34.6 million and $34.4 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
On July 9, 2015, we (through our Operating Partnership) executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR-based,variable rate debt, including our Unsecured Credit Facility. Three interest rate swaps are effective for the periods from July 9, 2015 to July 1, 2020, January 1, 2016 to July 1, 2018, and July 1, 2016 to July 1, 2018, and have notional amounts of $425.0 million, $300.0 million, and $100.0 million, respectively. Due to our pay down of a significant portion of our Unsecured Credit Facility, effective as of November 1, 2017, we novated the $100.0 million swap agreement to an affiliated party.

As of March 31, 2018, our debt consisted of approximately $1.4 billion, in fixed rate debt (including the interest rate swaps) and approximately $19.2 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.9 million). As of December 31, 2017, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swaps) and approximately $19.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.7 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. An increase of 100 basis points in interest rates on our variable-rate debt, assuming a LIBOR floor of 0%, including our Unsecured Credit Facility and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $3.5 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018. The following risk factor replaces the risk factor regarding FFO and MFFO disclosed in such Annual Report. Except as presented below, there have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.

We disclose FFO and AFFO, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, FFO and AFFO, which are non-GAAP financial measures. FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and AFFO and GAAP net income differ because FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. AFFO further adjusts for straight-line rental income, amortization of in-place lease valuation, acquisition-related costs, financed termination fee, net, unrealized gains or losses on derivative instruments, and gain or loss from extinguishment of debt.
Because of these differences, FFO and AFFO may not be accurate indicators of our operating performance. In addition, FFO and AFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As noted in Note 9, Equity – Share Redemption Program, we adopted a SRP that enables stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by us. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. During any calendar year, we will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through March 31, 2018, we had redeemed 15,850,962 shares of common stock for approximately $157.7 million at a weighted average price per share of $9.95 pursuant to the SRP. Since inception and through June 30, 2017, we honored all redemption requests. During the quarter ended September 30, 2017, we reached the 5% annual limitation of the SRP for 2017. We processed the redemption requests according to the SRP policy described above and carried forward the requests not processed. As the 5% maximum was reached for the quarter ended September 30, 2017, we did not process any redemption requests for the quarter ended December 31, 2017. During the three months ended March 31, 2018, we had redeemed 1,064 shares of common stock for approximately $0.01 million at a weighted average price per share of $10.44 pursuant to the SRP. During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. We have funded all redemptions using proceeds from the sale of shares pursuant to our DRP. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through our filings with the SEC.
During the quarter ended March 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2018	1,064	$10.44	1,064	(1)
February 28, 2018	—	—	—	(1)
March 31, 2018	—	—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Second Amendment to Amended and Restated Unsecured Credit Agreement dated April 18, 2018
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 14, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)