Form 10-Q
period 2018-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2018-08-13
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2018: 165,530,395 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Form 10-Q for the quarter ended March 31, 2018, each as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Available Information

Our company website address is www.griffincapital.com/griffin-capital-essential-asset-reit. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “Latest News” subpage of our website, which is accessible by clicking on the tab labeled “Latest News” on our website home page. In addition, we make available on the “SEC Filings” subpage of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Corporate Governance” subpage of our website.

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$36,245	$40,735
Restricted cash	18,202	174,132
Real estate:
Land	353,008	342,021
Building and improvements	2,170,571	2,024,865
Tenant origination and absorption cost	532,700	495,364
Construction in progress	17,663	7,078
Total real estate	3,073,942	2,869,328
Less: accumulated depreciation and amortization	(484,310)	(426,752)
Total real estate, net	2,589,632	2,442,576
Investments in unconsolidated entities	35,872	37,114
Intangible assets, net	14,799	18,269
Deferred rent	52,039	46,591
Deferred leasing costs, net	20,923	19,755
Other assets	31,674	24,238
Total assets	$2,799,386	$2,803,410
LIABILITIES AND EQUITY
Debt, net	$1,461,403	$1,386,084
Restricted reserves	9,012	8,701
Redemptions payable	29,638	20,382
Distributions payable	6,205	6,409
Due to affiliates	4,732	3,545
Below market leases, net	26,361	23,581
Accrued expenses and other liabilities	64,355	64,133
Total liabilities	1,601,706	1,512,835
Commitments and contingencies (Note 11)
Noncontrolling interests subject to redemption; 531,000 units eligible towards redemption as of June 30, 2018 and December 31, 2017	4,887	4,887
Common stock subject to redemption	—	33,877
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 166,468,160 and 170,906,111 shares outstanding, as of June 30, 2018 and December 31, 2017, respectively	166	171
Additional paid-in capital	1,544,734	1,561,694
Cumulative distributions	(512,885)	(454,526)
Accumulated earnings	124,657	110,907
Accumulated other comprehensive income	6,526	2,460
Total stockholders’ equity	1,163,198	1,220,706
Noncontrolling interests	29,595	31,105
Total equity	1,192,793	1,251,811
Total liabilities and equity	$2,799,386	$2,803,410
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental income	$61,488	$65,111	$121,573	$131,210
Lease termination income	6,304	—	9,006	12,845
Property expense recoveries	18,199	17,661	35,811	35,425
Total revenue	85,991	82,772	166,390	179,480
Expenses:
Property operating expense	11,682	11,750	23,005	23,754
Property tax expense	11,140	11,536	22,159	22,549
Asset management fees to affiliates	5,947	5,932	11,655	11,865
Property management fees to affiliates	2,234	2,538	4,546	5,066
General and administrative expenses	1,489	2,700	2,931	4,244
Corporate operating expenses to affiliates	848	679	1,682	1,307
Depreciation and amortization	31,843	29,952	59,162	60,548
Impairment provision	—	—	—	5,675
Total expenses	65,183	65,087	125,140	135,008
Income before other income and (expenses)	20,808	17,685	41,250	44,472
Other income (expenses):
Interest expense	(13,753)	(12,472)	(27,090)	(24,540)
Other income	105	136	160	235
Loss from investment in unconsolidated entities	(519)	(482)	(1,038)	(994)
Gain from disposition of assets	1,158	4,293	1,158	4,293
Net income	7,799	9,160	14,440	23,466
Net (income) attributable to noncontrolling interests	(280)	(316)	(514)	(808)
Net income attributable to controlling interest	7,519	8,844	13,926	22,658
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(88)	(176)	(176)
Net income attributable to common stockholders	$7,431	$8,756	$13,750	$22,482
Net income attributable to common stockholders per share, basic and diluted	$0.04	$0.05	$0.08	$0.13
Weighted average number of common shares outstanding, basic and diluted	167,866,188	175,048,607	169,573,603	175,359,706
Distributions declared per common share	$0.17	$0.17	$0.34	$0.34
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,799	$9,160	$14,440	$23,466
Other comprehensive income:
Equity in other comprehensive income (loss) of unconsolidated joint venture	9	6	236	178
Change in fair value of swap agreements	740	(202)	3,979	2,723
Total comprehensive income	8,548	8,964	18,655	26,367
Distributions to redeemable noncontrolling interests attributable to common stockholders	(88)	(88)	(176)	(176)
Comprehensive (income) attributable to noncontrolling interests	(307)	(309)	(663)	(907)
Comprehensive income attributable to common stockholders	$8,153	$8,567	$17,816	$25,284
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Deficit) Earnings		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Deferred equity compensation	13,000	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	4,791,485	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(9,931,245)	(10)	(98,896)	—	—	—	(98,906)	—	(98,906)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,103	7,103	253	7,356
Balance December 31, 2017	170,906,111	$171	$1,561,694	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	7,667	—	36	—	—	—	36	—	36
Distributions to common stockholders	—	—	—	(35,706)	—	—	(35,706)	—	(35,706)
Issuance of shares for distribution reinvestment plan	2,256,321	2	22,651	(22,653)	—	—	—	—	—
Repurchase of common stock	(6,701,939)	(7)	(64,268)	—	—	—	(64,275)	—	(64,275)
Reduction of common stock subject to redemption	—	—	41,622	—	—	—	41,622	—	41,622
Redemptions in excess of distribution reinvestment plan	—	—	(17,001)	—	—	—	(17,001)	—	(17,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,166)	(2,166)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(7)	(7)
Net income	—	—	—	—	13,750	—	13,750	514	14,264
Other comprehensive income	—	—	—	—	—	4,066	4,066	149	4,215
Balance June 30, 2018	166,468,160	$166	$1,544,734	$(512,885)	$124,657	$6,526	$1,163,198	$29,595	$1,192,793
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$14,440	$23,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	28,399	28,296
Amortization of leasing costs and intangibles, including ground leasehold interests	30,763	32,252
Amortization of above and below market leases	528	721
Amortization of deferred financing costs and debt premium	1,538	996
Amortization of swap interest	63	—
Deferred rent	(5,448)	(5,065)
Termination fee revenue - receivable from tenant, net	(6,304)	(12,845)
Gain from sale of depreciable operating property	(1,158)	(4,293)
Unrealized loss on interest rate swap	2	27
Loss from investment in unconsolidated entities	1,038	994
Impairment provision	—	5,675
Stock-based compensation	36	133
Change in operating assets and liabilities:
Deferred leasing costs and other assets	682	7,091
Restricted reserves	242	259
Accrued expenses and other liabilities	(3,040)	(1,318)
Due to affiliates, net	1,187	945
Net cash provided by operating activities	62,968	77,334
Investing Activities:
Acquisition of properties, net	(182,250)	—
Proceeds from disposition of properties	1,383	10,245
Real estate acquisition deposits	(3,350)	—
Reserves for tenant improvements	69	50
Improvements to real estate	—	(558)
Payments for construction-in-progress	(10,928)	(5,774)
Investment in unconsolidated joint venture	(3,264)	—
Distributions of capital from investment in unconsolidated entities	3,704	3,801
Net cash (used in) provided by investing activities	(194,636)	7,764
Financing Activities:
Proceeds from borrowings - Revolver Loan	96,100	23,000
Principal payoff of secured indebtedness - Mortgage Debt	(18,954)	(22,820)
Partial principal payoff of TW Telecom loan	—	(324)
Principal amortization payments on secured indebtedness	(3,319)	(2,965)
Deferred financing costs	(45)	(185)
Repurchase of common stock	(64,275)	(32,146)
Distributions to noncontrolling interests	(2,362)	(2,362)
Distributions to common stockholders	(35,897)	(35,393)
Net cash used in financing activities	(28,752)	(73,195)
Net (decrease) increase in cash, cash equivalents and restricted cash	(160,420)	11,903
Cash, cash equivalents and restricted cash at the beginning of the period	214,867	56,862
Cash, cash equivalents and restricted cash at the end of the period	$54,447	$68,765
Supplemental Disclosures of Significant Non-cash Transactions:
Increase in fair value swap agreement	$3,917	$2,696
Common stock issued pursuant to the distribution reinvestment plan	$22,653	$25,070
Common stock redemptions funded subsequent to period-end	$29,638	$29,292
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
As of June 30, 2018, the Company had issued 189,019,997 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 166,468,160 shares outstanding at June 30, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP"). As of June 30, 2018 and December 31, 2017, the Company had issued approximately $234.6 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $221.9 million, and redemptions payable totaling approximately $29.6 million and $20.4 million, respectively. Since inception and through June 30, 2018, the Company had redeemed 22,551,837 shares of common stock for approximately $221.9 million pursuant to the SRP.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Partnership in exchange for a 1% general partner interest. As of June 30, 2018, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the six months ended June 30, 2018 and year ended December 31, 2017. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The FASB has also issued an amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (a) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in its May 2017 board meeting minutes that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).
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
June 30, 2018
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
Additionally, the Company is analyzing its current ground lease obligation under ASU No. 2016-02 where the Company is the lessee. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU No. 2016-02 as of January 1, 2019. The Company is the lessee under two ground leases.
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

3.     Real Estate
As of June 30, 2018, the Company’s real estate portfolio consisted of 76 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2018 was $28.4 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2018 was $30.8 million.
2018 Acquisitions
The purchase price and other acquisition items for the properties acquired during the six months ended June 30, 2018 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Expenses (1)	Year of Lease Expiration
Quaker	Lakeland, Florida	Quaker Sales and Distribution, Inc.	3/13/2018	$59,600	605,400	$1,777	2028
McKesson	Scottsdale, Arizona	McKesson Corporation	4/10/2018	$67,000	271,100	$2,139	2028
Shaw	Wentworth, Georgia	Shaw Industries, Inc.	5/3/2018	$56,526	1,001,500	$1,782	2033

(1)
The Advisor is entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each acquisition. In addition, the Company incurred third-party costs associated with the three acquisitions.

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the six months ended June 30, 2018, the Company used a discount rate of 6.25% to 7.75%.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocations of the properties acquired during the six months ended June 30, 2018:

Property (1)	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above (below) market	Receivable- Ground Lease	Payable- Ground Lease Payments	Total
Quaker	$5,433	$50,953	$4,387	$(502)	$—	$—	$60,271
McKesson	312	45,109	24,652	(933)	—	—	69,140
Shaw	5,465	48,820	8,297	(4,273)	2,008	(2,008)	58,309

(1)
The Company evaluated the transactions above under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU No. 2017-01, Business Combinations, issued in January 2017, which the Company early-adopted effective January 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the transactions above lacked a substantive process, the transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. The Company allocated the total consideration (including acquisition costs of approximately $5.7 million) to the individual assets and liabilities acquired on a relative fair value basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2018 to 2036.

As of June 30, 2018
Remaining 2018	$121,757
2019	225,155
2020	203,467
2021	189,963
2022	181,369
Thereafter	772,872
Total	$1,694,583
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles, as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
In-place lease valuation (above market)	$43,826	$43,826
In-place lease valuation (above market) - accumulated amortization	(31,159)	(27,703)
In-place lease valuation (above market), net	12,667	16,123
Ground leasehold interest (below market)	2,255	2,255
Ground leasehold interest (below market) - accumulated amortization	(123)	(109)
Ground leasehold interest (below market), net	2,132	2,146
Intangible assets, net	$14,799	$18,269
In-place lease valuation (below market)	$(55,482)	$(49,774)
In-place lease valuation (below market) - accumulated amortization	29,121	26,193
In-place lease valuation (below market), net	$(26,361)	$(23,581)
Tenant origination and absorption cost	$532,700	$495,364
Tenant origination and absorption cost - accumulated amortization	(271,761)	(242,601)
Tenant origination and absorption cost, net	$260,939	$252,763
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2018 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2018	$21,283	$45,505	$14	$2,312
2019	$41,588	$78,311	$14	$4,612
2020	$38,719	$72,107	$14	$4,588
2021	$37,291	$68,529	$14	$4,460
2022	$37,212	$66,528	$14	$4,335
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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

	Balance as of
	June 30, 2018	December 31, 2017
Cash reserves	$15,273	$17,034
Midland mortgage loan restricted lockbox	2,929	2,158
1031 Exchange Funds (1)	—	154,940
Total	$18,202	$174,132

(1)
Section 1031 of the Internal Revenue Code of 1986, as amended ("1031 Exchanges"). Represents cash proceeds from a disposition that are temporarily held at the qualified intermediary for purposes of facilitating potential Section 1031 Exchanges. The Company's three acquisitions during the six months ended June 30, 2018 completed the 1031 Exchange.

4.	Investments
Investment in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through a special purpose entity, wholly-owned by the Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story Class "A" office building with a net rentable area of approximately 200,000 square feet located in Forth Worth Texas (the "Heritage Commons Property"). The Heritage Commons Property is expected to be completed in January 2019 and is 100% leased to Mercedes-Benz Financial Services USA. The total project budget is $48.1 million, which was funded via a $41.4 million construction loan, and approximately $6.7 million of equity contributed by the members of the joint venture.
As of June 30, 2018, the Company has an ownership interest of approximately 45% in the Heritage Common X joint venture. The Company's equity contributions consisted of $3.1 million, provided during the initial creation of Heritage Common X.
Digital Realty Trust, Inc.
In September 2014, the Company, through a special purpose entity ("SPE"), wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately four years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive income for the six months ended June 30, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

The interests discussed above are deemed to be variable interests in variable interest entities ("VIE') and, based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with their unconsolidated investments is primarily limited to its carrying value in the investments.
As of June 30, 2018, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X	Total
Balance as of December 31, 2017	$37,114	$—	$37,114
Initial contribution	—	3,264	3,264
Net loss	(1,038)	—	(1,038)
Distributions	(3,704)	—	(3,704)
Other comprehensive income	236	—	236
Balance as of June 30, 2018	$32,608	$3,264	$35,872

5.	Debt
As of June 30, 2018 and December 31, 2017, the Company’s debt consisted of the following:

	June 30, 2018	December 31, 2017	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
TW Telecom loan (3)	$—	$19,169	—	—	—%
HealthSpring loan	21,458	21,694	4.18%	April 2023	4.60%
Midland loan	103,239	104,197	3.94%	April 2023	4.10%
Emporia Partners loan	2,769	2,978	5.88%	September 2023	5.96%
Samsonite loan	22,529	22,961	6.08%	September 2023	5.18%
Highway 94 loan	16,929	17,352	3.75%	August 2024	4.64%
Bank of America loan	375,000	375,000	3.77%	October 2027	3.91%
AIG loan	108,429	109,275	4.96%	February 2029	5.07%
Total Mortgage Debt	650,353	672,626
Term Loan	715,000	715,000	LIBOR+1.40% (4)	July 2020	3.73%
Revolver Loan	106,253	10,153	LIBOR +1.45% (4)	July 2020 (4)	4.43%
Total Debt	1,471,606	1,397,779
Unamortized Deferred Financing Costs and Discounts, net	(10,203)	(11,695)
Total Debt, net	$1,461,403	$1,386,084

(1)
Including the effect of interest rate swap agreements with a total notional amount of $725.0 million, the weighted average interest rate as of June 30, 2018 was 3.52% for the Company’s fixed-rate and variable-rate debt combined and 3.53% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of June 30, 2018 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	In March 2018, the Company, through the Operating Partnership, paid off the remaining balance of the TW Telecom loan.

(4)
The LIBO rate as of June 30, 2018 was 1.99%.The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans, Unsecured Credit Facility, and Bank of America Loan the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2018.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth a summary of the interest rate swaps at June 30, 2018 and December 31, 2017:

					Fair Value (1)
Derivative Instrument	Notional Amounts	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2018	December 31, 2017
Assets
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.69%	$7,627	$3,255
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.32%	—	458
Total	$725,000				$7,627	$3,713

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2018	2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (gain) loss recognized in AOCI on derivatives	$(4,753)	$(54)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$774	$2,637
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$27,090	$24,540
During the 12 months subsequent to June 30, 2018, the Company estimates that an additional $3.0 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2018 and December 31, 2017, the fair value of interest rate swaps in a net asset position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $7.6 million and $3.7 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Prepaid rent	$15,908	$16,312
Real estate taxes payable	19,568	21,317
Interest payable	8,914	7,924
Other liabilities	19,965	18,580
Total	$64,355	$64,133

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.
The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2018
Interest Rate Swap Asset	$7,627	$—	$7,627	$—
December 31, 2017
Interest Rate Swap Asset	$3,713	$—	$3,713	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2018 and December 31, 2017. The fair value of the two mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Highway 94 loan	$15,911	$16,929	$16,484	$17,352
BofA loan	$362,742	$375,000	$377,289	$375,000

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2018 and December 31, 2017. See Note 5, Debt, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

9.	Equity
Common Equity
As of June 30, 2018, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 166,468,160 shares outstanding at June 30, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
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
As of June 30, 2018 and December 31, 2017, the Company had issued approximately $234.6 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $221.9 million, and redemptions payable totaling approximately $29.6 million and $20.4 million, respectively.
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

If the Company cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares the Company may redeem during any calendar year, the Company will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of two thousand five hundred dollars of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. The Company will treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. Such pending requests will generally be honored on a pro rata basis. Any stockholder request to cancel an outstanding redemption must be sent to the Company's transfer agent prior to the last day of the new quarter. The Company will determine whether sufficient funds are available or the SRP has reached the 5% share limit as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of common stock redeemed	6,700,875	2,063,607	6,701,939	3,219,139
Weighted average price per share	$9.59	$9.97	$9.59	$9.99
During the three months ended June 30, 2018, the Company received requests for the redemption of common stock of approximately 3,094,461 shares. During the six months ended June 30, 2018, the Company redeemed 6,701,939 shares of common stock for approximately $64.3 million at a weighted average price per share of $9.59 pursuant to the SRP. Since inception and through June 30, 2018, the Company had redeemed 22,551,837 shares of common stock for approximately $221.9 million at a weighted average price per share of $9.84 pursuant to the SRP. Since inception and through June 30, 2017, the Company honored all redemption requests. During the quarter ended September 30, 2017, the Company reached the 5% annual limitation of the SRP for 2017. The Company processed the redemption requests according to the SRP policy described above and carried forward the requests not processed. As the 5% maximum was reached for the quarter ended September 30, 2017, the Company did not process any redemption requests for the quarter ended December 31, 2017. During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. For the quarter ended March 31, 2018, the Company processed all prior requests carried forward as described above.  As a result, all redemption requests for all periods through March 31, 2018 were honored and paid. During the three months ended June 30, 2018, the amount of redemption requests exceeded the proceeds available from the DRP by $17.0 million. As a result, standard redemption requests for the quarter ended June 30, 2018 were processed on a pro-rata basis and were paid out on August 1, 2018.
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
As of June 30, 2018, noncontrolling interests were approximately 3.62% of total shares and 3.56% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

of each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no unit redemption requests during the six months ended June 30, 2018 and year ended December 31, 2017.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2018 and year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	$31,105	$30,114
Distributions to noncontrolling interests	(2,166)	(4,369)
Allocated distributions to noncontrolling interests subject to redemption	(7)	(13)
Net income	514	5,120
Other comprehensive income	149	253
Ending balance	$29,595	$31,105
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
Summarized below are the related party costs incurred by the Company for the six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017:

	Incurred for the Six Months Ended June 30,		Payable as of June 30,	Payable as of December 31,
	2018	2017	2018	2017
Expensed
Operating expenses	$1,682	$1,307	$1,682	$670
Asset management fees	11,655	11,865	1,999	1,878
Property management fees	4,546	5,066	720	730
Costs advanced by the Advisor	551	510	331	267
Capitalized
Acquisition fees (1)	5,331	—	—	—
Leasing commissions	—	2,220	—	—
Total	$23,765	$20,968	$4,732	$3,545

(1)	Acquisition fees related to the acquisitions of Quaker, McKesson, and Shaw were capitalized as the acquisition did not meet the business combination criteria.

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
June 30, 2018
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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the six months ended June 30, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25 % guideline.
Operating expenses for the six months ended June 30, 2018 included approximately $0.3 million, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and assistant secretary, Howard S. Hirsch, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the six month periods ended June 30, 2018 and 2017. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") and Phillips Edison Grocery Center REIT III ("PECO III"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940, as amended (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
June 30, 2018
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
Ground Lease Obligations
The Company acquired properties on January 16, 2014 and April 10, 2018 that are subject to ground leases with expiration dates of December 2095 and September 2102, respectively. The Company incurred rent expense of approximately $0.3 million for the six months ended June 30, 2018 and 2017, related to the ground leases. As of June 30, 2018, the remaining required payments under the terms of the ground leases are as follows:

June 30, 2018
Remaining 2018	$516
2019	1,032
2020	1,032
2021	1,032
2022	1,072
Thereafter	200,237
Total	$204,921
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

12.	Declaration of Distributions
During the quarter ended June 30, 2018, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2018 through June 30, 2018. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
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
Offering Status
As of August 10, 2018, the Company had issued 21,013,363 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $215.4 million.
Redemptions
On August 1, 2018, the Company redeemed 1,311,583 shares of common stock for approximately $12.6 million at a weighted average price per share of $9.63.
Preferred Stock Issuance
On August 8, 2018, the Company entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee)(the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock of the Company, $0.001 par value per share, at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018, the Company issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125 million (the "First Issuance"). The Company paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to third parties unaffiliated with the Company or the Sponsor. The Advisor incurred transaction-related expenses of approximately $0.2 million, which will be reimbursed by the Company. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date. Holders of Series A Preferred Shares are entitled to receive distributions quarterly in arrears at an initial annual distribution rate of 6.55%. Holders of Series A Preferred Shares have the right to redeem or convert their shares if certain conditions are not met, as set forth in the applicable Articles Supplementary.
In connection with and to accommodate the issuance of the Series A Preferred Shares, the Company, through the Operating Partnership, entered into an amendment to the Unsecured Credit Agreement.

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
As of June 30, 2018, our real estate portfolio, consisted of 76 properties in 20 states and 88 lessees consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to June 30, 2018 was approximately $221.5 million with approximately 62.0% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 95.8% leased as of June 30, 2018, with a weighted average remaining lease term of 6.5 years, average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition value of 48.8%.

Revenue Concentration
No lessee or property, based on net rent for the 12-month period subsequent to June 30, 2018, pursuant to the respective in-place leases, was greater than 5% as of June 30, 2018.
The percentage of net rent for the 12-month period subsequent to June 30, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$28,322	10	12.8%
California	22,902	5	10.3
Ohio	20,929	8	9.4
Illinois	19,334	8	8.7
Georgia	18,793	5	8.5
Colorado	18,357	6	8.3
Arizona	17,694	5	8.0
New Jersey	11,407	3	5.2
South Carolina	10,011	2	4.5
Florida	9,680	4	4.4
All Others (1)	44,062	20	19.9
Total	$221,491	76	100.0%

(1)	All others account for less than 4% of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to June 30, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$38,711	12	17.5%
Telecommunication Services	23,610	7	10.7
Health Care Equipment & Services	23,419	10	10.6
Insurance	22,264	9	10.1
Diversified Financials	17,643	5	8.0
Software & Services	13,856	8	6.3
Consumer Durables & Apparel	11,369	4	5.1
Retailing	10,248	3	4.6
Media	10,189	3	4.6
Energy	9,194	3	4.2
Consumer Services	8,381	4	3.8
Technology, Hardware & Equipment	8,059	4	3.6
All others (2)	24,548	16	10.9
Total	$221,491	88	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total net rent on an individual basis.
The tenant lease expirations by year based on net rent for the 12-month period subsequent to June 30, 2018 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
Remaining 2018	$—		—	—	—%
2019	23,393	(1)	13	2,550,600	10.6
2020	20,517		10	1,484,900	9.3
2021	17,925	(1)	8	1,588,300	8.1
2022	12,340		6	816,000	5.6
2023	10,018	(1)	6	670,000	4.5
Thereafter	137,298		45	12,061,100	61.9
Vacant	—		—	936,000	—
Total	$221,491		88	20,106,900	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 6.8% of our base rental revenue will expire during the period from July 1, 2018 to June 30, 2019. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period July 1, 2018 to June 30, 2019, thereby resulting in revenue that may differ from the current in-place rents.
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
Same Store Analysis
For the three and six months ended June 30, 2018, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 17.8 million square feet, with an acquisition value of $2.7 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$56,776	$58,281	$(1,505)	(3)%
Lease termination income	6,033	—	6,033	100%
Property expense recoveries	17,161	16,870	291	2%
Property operating expense	11,196	10,968	228	2%
Property tax expense	10,168	10,538	(370)	(4)%
Asset management fees to affiliates	5,117	5,092	25	0%
Property management fees to affiliates	2,114	2,209	(95)	(4)%
Depreciation and amortization	29,387	27,654	1,733	6%
Lease Termination Income
The increase in lease termination income of approximately $6.0 million is primarily the result of a lease termination at the 2275 Cabot Drive property.

The following table provides a comparative summary of the results of operations for the 72 properties for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$114,131	$117,556	$(3,425)	(3)%
Lease termination income	9,006	12,845	(3,839)	(30)%
Property expense recoveries	34,201	34,246	(45)	0%
Property operating expense	22,507	22,210	297	1%
Property tax expense	20,601	20,947	(346)	(2)%
Asset management fees to affiliates	10,264	10,187	77	1%
Property management fees to affiliates	4,361	4,496	(135)	(3)%
Depreciation and amortization	55,696	55,957	(261)	0%
Lease Termination Income
The decrease in lease termination income of approximately $3.8 million is primarily the result of a lease termination of approximately $13.2 million on the 2500 Windy Ridge Parkway and 6841 Benjamin Franklin Drive properties in the prior period; offset by $9.3 million in termination income related to the 333 East Lake Street, 2500 Windy Ridge Parkway and 2275 Cabot Drive properties.
Portfolio Analysis
As of June 30, 2018, we owned 76 properties and have completed the offering stage of our life cycle. We may continue to draw from our Unsecured Credit Facility to acquire assets that adhere to our investment criteria.
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$61,488	$65,111	$(3,623)	(6)%
Lease termination income	6,304	—	6,304	100%
Property expense recoveries	18,199	17,661	538	3%
Property operating expense	11,682	11,750	(68)	(1)%
Property tax expense	11,140	11,536	(396)	(3)%
Asset management fees to affiliates	5,947	5,932	15	0%
Property management fees to affiliates	2,234	2,538	(304)	(12)%
General and administrative expenses	1,489	2,700	(1,211)	(45)%
Corporate operating expenses to affiliates	848	679	169	25%
Depreciation and amortization	31,843	29,952	1,891	6%
Interest expense	13,753	12,472	1,281	10%
Rental Income
The decrease in rental income of approximately $3.6 million compared to the same period a year ago is primarily the result of (1) approximately $7.8 million as a result of two properties sold during the fourth quarter of 2017 and terminations/expired leases subsequent to June 30, 2017; and (2) approximately $0.8 million in acceleration of amortization of intangibles primarily related to early lease terminations; offset by (3) approximately $5.0 million of rental income related to real estate acquired subsequent to June 30, 2017 and (5) approximately $0.2 million in new leases signed in the current period.
Lease Termination Income
The increase in lease termination income of approximately $6.3 million is primarily the result of a lease termination at the 2275 Cabot Drive property.

Property Management Fees to Affiliates
The decrease in property management fees to affiliates of approximately $0.3 million is primarily the result of two properties sold during the fourth quarter of 2017.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2018 decreased by approximately $1.2 million compared to the same period a year ago primarily as a result of lower estimated state taxes in the current year.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended June 30, 2018 increased by approximately $0.2 million as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Interest Expense
The increase of approximately $1.3 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $3.6 million as a result of the Bank of America loan; and (2) approximately $1.7 million in higher LIBO rates; offset by (3) approximately $1.7 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; and (4) approximately $1.8 million as a result of favorable swap positions in the current period.
Comparison of the Six Months Ended June 30, 2018 and 2017
The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$121,573	$131,210	$(9,637)	(7)%
Lease termination income	9,006	12,845	(3,839)	(30)%
Property expense recoveries	35,811	35,425	386	1%
Property operating expense	23,005	23,754	(749)	(3)%
Property tax expense	22,159	22,549	(390)	(2)%
Asset management fees to affiliates	11,655	11,865	(210)	(2)%
Property management fees to affiliates	4,546	5,066	(520)	(10)%
General and administrative expenses	2,931	4,244	(1,313)	(31)%
Corporate operating expenses to affiliates	1,682	1,307	375	29%
Depreciation and amortization	59,162	60,548	(1,386)	(2)%
Impairment provision	—	5,675	(5,675)	(100)%
Interest expense	27,090	24,540	2,550	10%
Rental Income
The decrease in rental income of approximately $9.6 million compared to the same period a year ago is primarily the result of (1) approximately $15.7 million as a result of two properties sold during the fourth quarter of 2017 and terminations/expired leases subsequent to March 31, 2017; (2) approximately $1.2 million in reduction of occupied space; and (3) approximately $1.0 million in acceleration of amortization of intangibles primarily related to early lease terminations; offset by (4) approximately $7.4 million of rental income related to real estate acquired subsequent to June 30, 2017 and (5) approximately $0.7 million in concessions in the prior period.
Lease Termination Income
The decrease in lease termination income of approximately $3.8 million is primarily the result of a lease termination of approximately $12.8 million on the 2500 Windy Ridge Parkway property in the prior period; offset by $9.2 million in termination income related to the 333 East Lake Street, 2500 Windy Ridge Parkway and 2275 Cabot Drive properties.

Property Management Fees to Affiliates
The decrease in property management fees to affiliates of approximately $0.5 million is primarily the result of two properties sold during the fourth quarter of 2017.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2018 decreased by approximately $1.3 million compared to the same period a year ago primarily as a result of lower estimated state taxes in the current year.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the six months ended June 30, 2018 increased by approximately$0.4 million as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Impairment Provision
The decrease in impairment provision expense is a result of one tenant filing for bankruptcy in the prior period. We recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
Interest Expense
The increase of approximately $2.6 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $7.1 million as a result of the Bank of America loan; and (2) approximately $3.1 million in higher LIBO rates; offset by (3) approximately $3.5 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; and (4) approximately $3.5 million as a result of favorable swap positions in the current period.
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
Beginning with the three months ended March 31, 2018, we are now using Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations as a non-GAAP measure of operating performance.  Management decided to replace the Modified Funds from Operations measure with AFFO because AFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management. In addition, AFFO is a measure used among our peer group, which includes publicly traded REITs. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of the Company's operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of AFFO based on the following economic considerations:

•
Deferred rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded on a straight-line basis and creates deferred rent. As deferred rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of deferred rent to arrive at AFFO as a means of determining operating results of our portfolio.

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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,799	$9,160	$14,440	$23,466
Adjustments:
Depreciation of building and improvements	14,620	14,211	28,399	28,296
Amortization of leasing costs and intangibles	17,216	15,734	30,749	32,238
Impairment provision	—	—	—	5,675
Equity interest of depreciation of building and improvements - unconsolidated entities	643	619	1,277	1,237
Equity interest of amortization of intangible assets - unconsolidated entities	1,162	1,171	2,324	2,347
Gain from sale of depreciable operating property	(1,158)	(4,293)	(1,158)	(4,293)
FFO	$40,282	$36,602	$76,031	$88,966
Distributions to noncontrolling interest	(1,181)	(1,181)	(2,349)	(2,349)
FFO, net of noncontrolling interest distributions	$39,101	$35,421	$73,682	$86,617
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest distributions	$39,101	$35,421	$73,682	$86,617
Adjustments:
Deferred rent	(2,883)	(2,481)	(5,187)	(5,065)
Amortization of above/(below) market rent	772	316	528	721
Amortization of debt premium/(discount)	8	8	16	(430)
Amortization of ground leasehold interests	7	7	14	14
Non-cash lease termination income	(6,304)	—	(6,304)	(12,845)
Financed termination fee payments received	1,830	5,070	3,436	6,966
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(7)	(112)	(38)	(249)
Unrealized (gain) loss on derivatives	—	12	—	(5)
Equity interest of amortization of above market rent - unconsolidated entities	739	744	1,478	1,488
AFFO	$33,263	$38,985	$67,625	$77,212

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
As of June 30, 2018, the remaining capacity pursuant to the Revolver Loan was $101.2 million.
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
The following table sets forth a summary of the interest rate swaps at June 30, 2018 and December 31, 2017 (dollars in thousands):

					Fair Value (1)
Derivative Instrument	Notional Amounts	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2018	December 31, 2017
Assets
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.69%	$7,627	$3,255
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.32%	—	458
Total	$725,000				$7,627	$3,713

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$1,471,606	$3,010	$834,704	$14,767	$619,125
Interest on outstanding debt obligations (2)	283,686	27,170	103,997	51,527	100,992
Ground lease obligations (3)	204,921	516	2,064	2,104	200,237
Total	$1,960,213	$30,696	$940,765	$68,398	$920,354

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at June 30, 2018. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at June 30, 2018.

(3)	Includes a capital lease obligation of approximately $2.0 million.

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
Our cash, cash equivalents and restricted cash balances decreased by approximately $160.4 million during the six months ended June 30, 2018 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2018, we generated $63.0 million of net cash provided by operating activities compared to $77.3 million for the six months ended June 30, 2017. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2018 decreased by approximately $6.5 million to approximately $63.9 million compared to approximately $70.4 million for the six months ended June 30, 2017.
Investing Activities. During the six months ended June 30, 2018, we used approximately $194.6 million in cash for investing activities compared to approximately $7.8 million provided by investing activities during the same period in 2017. The $202.4 million decrease in cash provided by investing activities is primarily related to the following:
•$187.4 million increase in cash paid for property acquisition and payments for construction in progress;
•$3.4 million increase in cash paid for acquisition deposits;
•$8.9 million decrease in cash proceeds from disposition of properties in prior year; and
•$3.3 million increase in cash paid for investment in an unconsolidated joint venture;
offset by
•$0.6 million decrease in cash paid for improvements to real estate.

Financing Activities. During the six months ended June 30, 2018, we used approximately $28.8 million in cash for financing activities compared to approximately $73.2 million in cash used in financing activities during the same period in 2017. The decrease in cash used in financing activities of $44.4 million is primarily comprised of the following:
•$3.9 million decrease in principal payoff of mortgage debt; and
•$73.1 million increase in proceeds from borrowings under the Unsecured Credit Facility, due to a partial paydown of the loan in the current year;
offset by
•$32.1 million increase in repurchases of common stock;
•$0.4 million increase in principal amortization payments on secured indebtedness; and
•$0.5 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$2,362			$4,737
Distributions paid in cash — common stockholders	35,897			71,124
Distributions of DRP	22,653			49,541
Total distributions	$60,912	(1)		$125,402
Source of distributions (2)
Paid from cash flows provided by operations	$38,259		63%	$75,861	60%
Offering proceeds from issuance of common stock pursuant to the DRP	22,653		37%	49,541	40%
Total sources	$60,912	(3)	100%	$125,402	100%

Net cash provided by operating activities	$62,968			$142,097

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2018 were $6.2 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2018, we paid and declared distributions of approximately $58.4 million to common stockholders including shares issued pursuant to the DRP and approximately $2.4 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the six months ended June 30, 2018 of approximately $73.7 million and $67.6 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2018, we paid approximately $536.0 million of cumulative distributions (excluding preferred distributions), including approximately $234.6 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $312.1 million.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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

As of June 30, 2018, our debt consisted of approximately $1.4 billion, in fixed rate debt (including the interest rate swaps) and approximately $96.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.2 million). As of December 31, 2017, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swaps) and approximately $19.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.7 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. An increase of 100 basis points in interest rates on our variable-rate debt, assuming a LIBOR floor of 0%, including our Unsecured Credit Facility and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $6.1 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition or future results. Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the

SEC on March 9, 2018 and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum of their choosing for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division) shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month. Since inception and through June 30, 2018, we had redeemed 22,551,837 shares of common stock for approximately $221.9 million at a weighted average price per share of $9.84 pursuant to the SRP. Since inception and through June 30, 2017, we honored all redemption requests. During the quarter ended September 30, 2017, we reached the 5% annual limitation of the SRP for 2017. We processed the redemption requests according to the SRP policy described above and carried forward the requests not processed. As the 5% maximum was reached for the quarter ended September 30, 2017, we did not process any redemption requests for the quarter ended December 31, 2017. During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. For the quarter ended March 31, 2018, the Company processed all prior requests carried forward as described above.  As a result, all redemption requests for all periods through March 31, 2018 were honored and paid. During the quarter ended June 30, 2018, the amount of redemption requests exceeded the proceeds available from the DRP by $17.0 million. As a result, standard redemption requests for the quarter ended June 30, 2018 were processed on a pro-rata basis and were paid out on August 1, 2018.
During the six months ended June 30, 2018, we had redeemed 6,701,939 shares of common stock for approximately $64.3 million at a weighted average price per share of $9.59 pursuant to the SRP. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through our filings with the SEC.
During the quarter ended June 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2018	6,700,875	9.59	6,700,875	(1)
May 31, 2018	—	—	—	(1)
June 30, 2018	—	—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	Preferred Stock Issuance
Purchase Agreement
On August 8, 2018, we entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee)(the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, $0.001 par value per share, at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), we issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125 million (the "First Issuance"). We paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to third parties unaffiliated with us or the Sponsor. The Advisor incurred transaction-related expenses of approximately $0.2 million, which will be reimbursed by us. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date (the "Second Issuance Date") for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement (the "Second Issuance"). Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
The Series A Preferred Shares were offered and sold pursuant to an exemption from the registration requirements provided under Regulation S of the Securities Act. We relied on this exemption from registration based in part on representations made by the Purchaser in the Purchase Agreement. The shares of our common stock issuable upon conversion of the Series A Preferred Shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from the registration requirements.

Articles Supplementary
In connection with and prior to the closing of the First Issuance, on August 7, 2018, we filed with the State of Maryland Department of Assessments and Taxation (the "Department") Articles Supplementary (“Articles Supplementary”) to our Fourth Articles of Amendment and Restatement (as amended or supplemented, the "Charter") designating 10,000,000 authorized but unissued shares of preferred stock as the "Series A Cumulative Perpetual Convertible Preferred Stock." The Articles Supplementary were effective upon filing with the Department. The Article Supplementary set forth the key terms of the Series A Preferred Shares as follows.

Rank
The Series A Preferred Shares will, with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company, rank senior to our shares of common stock.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of our assets legally available for distribution to our stockholders, after payment of or provision for our debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by our Board of Directors, in the amount, for each outstanding share of Series A Preferred Shares equal to $25.00 per share of Series A Preferred Shares (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of our shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of our remaining assets.
In the event that, upon any liquidation of us, our available assets are insufficient to pay the Liquidation Preference on all outstanding Series A Preferred Shares, plus an amount equal to any accumulated and unpaid distributions to the date of such payment and any corresponding amounts payable as liquidating distributions on all other classes or series of equity securities ranking on a parity with the Series A Preferred Shares in the distribution of assets upon a liquidation, then the holders of Series A Preferred Shares and all other such equity securities ranking on a parity with the Series A Preferred Shares will share ratably in any such distribution of assets in proportion to the full liquidating distributions per share to which they would otherwise be respectively entitled.
Distributions
Subject to the terms of the Articles Supplementary, the holders of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.an initial annual distribution rate of 6.55% from and after the First Issuance Date, or if the Second Issuance occurs, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the "Reset Date"), subject to paragraphs (iii) and (iv) below;
ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing ("Listing") of our shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the "First Triggering Event"), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the Articles Supplementary; or
iv.if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
Company Redemption Rights

The Series A Preferred Shares may be redeemed by us, in whole or in part, at our option, upon the earlier to occur of: (i) five years from the First Issuance Date or (ii) the First Triggering Event, at a per share redemption price (the "Redemption Price") in cash equal to the Liquidation Preference, plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before the date that is five years from the First Issuance Date.

Holder Redemption Rights

In the event we fail to effect a Listing by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if a Listing occurs prior to or on August 1, 2023.

Conversion Rights

Subject to our redemption rights and certain conditions set forth in the Articles Supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into shares of our common stock any time after the earlier of (i) five years from the First Issuance Date, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the Articles Supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Stock Fair Market Value (as defined in the Articles Supplementary).

Voting Rights

Except as set forth below, the holders of the Series A Preferred Shares are not entitled to vote at any meeting of our stockholders for election of directors or for any other purpose or otherwise to participate in any action taken by us or our stockholders. However, if, at any time, full cumulative distributions on the Series A Preferred Shares have not been paid for six or more quarterly periods, whether or not the quarterly periods are consecutive, the holders of Series A Preferred Shares (voting together as a single class) will be entitled to elect two additional directors who will serve on our Board of Directors. Once all distributions accumulated on the Series A Preferred Shares have been paid in full for all past distribution periods and the accumulated distribution for the then current distribution period has been authorized, declared and paid in full or authorized, the term of such additional directors will terminate.

Consent Rights

So long as any Series A Preferred Shares remain outstanding, we will not, without the prior affirmative vote or consent of the holders of at least two-thirds of the Series A Preferred Shares outstanding at the time, (i) amend, alter, supplement or repeal any of the provisions of the Charter, including the Articles Supplementary, in a manner that materially and adversely affects any contract right of the Series A Preferred Shares, or (ii) increase the authorized or issued amount of, or issue, any class or series of equity securities ranking senior or on a parity to the Series A Preferred Shares in respect of rights to receive distributions and to participate in distributions or payments in the event of any liquidation, or any security, including any debt security, convertible into or evidencing the right to purchase any class or series of such equity securities.

The foregoing description of the Series A Preferred Shares, the Articles Supplementary and the Purchase Agreement does not purport to be complete and is qualified in its entirety by the Articles Supplementary and the Purchase Agreement attached as Exhibits 3.1 and 10.1, respectively, to this Quarterly Report on Form 10-Q and incorporated into this Item 5 disclosure by reference.

(b)	During the quarter ended June 30, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Articles Supplementary to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc.
10.1*	Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018
10.2*	Third Amendment to Amended and Restated Credit Agreement dated August 8, 2018
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 13, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)