Form 10-Q
period 2018-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2018-11-13
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2018: 165,935,752 shares of common stock, $0.001 par value per share.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, each as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$47,946	$40,735
Restricted cash	22,365	174,132
Real estate:
Land	352,419	341,432
Building and improvements	2,172,884	2,022,372
Tenant origination and absorption cost	532,207	494,871
Construction in progress	20,251	7,078
Total real estate	3,077,761	2,865,753
Less: accumulated depreciation and amortization	(512,929)	(425,958)
Total real estate, net	2,564,832	2,439,795
Real estate assets and other assets held for sale, net	2,711	2,959
Investments in unconsolidated entities	33,360	37,114
Intangible assets, net	13,796	18,269
Deferred rent	56,801	46,591
Deferred leasing costs, net	25,310	19,755
Other assets	29,510	24,060
Total assets	$2,796,631	$2,803,410
LIABILITIES AND EQUITY
Debt, net	$1,354,350	$1,386,084
Restricted reserves	8,674	8,701
Redemptions payable	6,653	20,382
Distributions payable	7,527	6,409
Due to affiliates	4,018	3,535
Below market leases, net	24,703	23,581
Liabilities of real estate assets held for sale	293	537
Accrued expenses and other liabilities	74,934	63,606
Total liabilities	1,481,152	1,512,835
Commitments and contingencies (Note 12)
Noncontrolling interests subject to redemption; 531,000 units eligible towards redemption as of September 30, 2018 and December 31, 2017	4,887	4,887
Common stock subject to redemption	4,360	33,877
Perpetual convertible preferred shares	125,000	—
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 166,253,534 and 170,906,111 shares outstanding, as of September 30, 2018 and December 31, 2017, respectively	166	171
Additional paid-in capital	1,557,009	1,561,694
Cumulative distributions	(541,913)	(454,526)
Accumulated earnings	127,511	110,907
Accumulated other comprehensive income	9,736	2,460
Total stockholders’ equity	1,152,509	1,220,706
Noncontrolling interests	28,723	31,105
Total equity	1,181,232	1,251,811
Total liabilities and equity	$2,796,631	$2,803,410
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental income	$66,028	$66,437	$187,601	$197,647
Lease termination income	84	—	9,090	12,845
Property expense recoveries	18,929	18,695	54,740	54,120
Total revenue	85,041	85,132	251,431	264,612
Expenses:
Property operating expense	13,055	13,507	36,060	37,261
Property tax expense	11,301	10,916	33,460	33,465
Asset management fees to affiliates	6,015	5,921	17,670	17,786
Property management fees to affiliates	2,503	2,453	7,049	7,519
General and administrative expenses	2,111	1,030	5,042	5,274
Corporate operating expenses to affiliates	948	676	2,630	1,983
Depreciation and amortization	30,096	28,235	89,258	88,783
Impairment provision	—	—	—	5,675
Total expenses	66,029	62,738	191,169	197,746
Income before other income and (expenses)	19,012	22,394	60,262	66,866
Other income (expenses):
Interest expense	(14,161)	(12,692)	(41,251)	(37,232)
Other income	57	260	217	495
Loss from investment in unconsolidated entities	(579)	(517)	(1,617)	(1,511)
Gain from disposition of assets	—	—	1,158	4,293
Net income	4,329	9,445	18,769	32,911
Distributions to redeemable preferred shareholders	(1,228)	—	(1,228)	—
Net (income) attributable to noncontrolling interests	(157)	(326)	(671)	(1,134)
Net income attributable to controlling interest	2,944	9,119	16,870	31,777
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(90)	(266)	(266)
Net income attributable to common stockholders	$2,854	$9,029	$16,604	$31,511
Net income attributable to common stockholders per share, basic and diluted	$0.02	$0.05	$0.10	$0.18
Weighted average number of common shares outstanding, basic and diluted	165,964,543	173,661,904	168,357,361	174,787,551
Distributions declared per common share	$0.17	$0.17	$0.51	$0.51
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,329	$9,445	$18,769	$32,911
Other comprehensive (loss) income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(12)	311	224	489
Change in fair value of swap agreements	3,297	748	7,276	3,471
Total comprehensive income	7,614	10,504	26,269	36,871
Distributions to redeemable preferred shareholders	(1,228)	—	(1,228)	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(90)	(90)	(266)	(266)
Comprehensive (income) attributable to noncontrolling interests	(232)	(361)	(895)	(1,268)
Comprehensive income attributable to common stockholders	$6,064	$10,053	$23,880	$35,337
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Deficit) Earnings		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Deferred equity compensation	13,000	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	4,791,485	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(9,931,245)	(10)	(98,896)	—	—	—	(98,906)	—	(98,906)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,103	7,103	253	7,356
Balance December 31, 2017	170,906,111	$171	$1,561,694	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	7,667	—	37	—	—	—	37	—	37
Distributions to common stockholders	—	—	—	(53,720)	—	—	(53,720)	—	(53,720)
Issuance of shares for distribution reinvestment plan	3,353,277	3	33,664	(33,667)	—	—	—	—	—
Repurchase of common stock	(8,013,521)	(8)	(76,904)	—	—	—	(76,912)	—	(76,912)
Reduction of common stock subject to redemption	—	—	43,245	—	—	—	43,245	—	43,245
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,267)	(3,267)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Offering costs on preferred shares	—	—	(4,727)	—	—	—	(4,727)	—	(4,727)
Net income	—	—	—	—	16,604	—	16,604	671	17,275
Other comprehensive income	—	—	—	—	—	7,276	7,276	224	7,500
Balance September 30, 2018	166,253,534	$166	$1,557,009	$(541,913)	$127,511	$9,736	$1,152,509	$28,723	$1,181,232
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$18,769	$32,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	44,390	42,244
Amortization of leasing costs and intangibles, including ground leasehold interests	44,868	46,539
Amortization of above and below market leases	(135)	1,310
Amortization of deferred financing costs and debt premium	2,293	1,680
Amortization of swap interest	94	—
Deferred rent	(10,210)	(8,508)
Termination fee revenue - receivable from tenant, net	(6,304)	(12,845)
Gain from sale of depreciable operating property	(1,158)	(4,293)
Unrealized loss on interest rate swap	2	48
Loss from investment in unconsolidated entities	1,617	1,511
Impairment provision	—	5,675
Stock-based compensation	37	153
Change in operating assets and liabilities:
Deferred leasing costs and other assets	1,118	1,767
Restricted reserves	(30)	427
Accrued expenses and other liabilities	7,441	281
Due to affiliates, net	478	1,517
Net cash provided by operating activities	103,270	110,417
Investing Activities:
Acquisition of properties, net	(182,250)	—
Proceeds from disposition of properties	1,383	10,245
Real estate acquisition deposits	(3,350)	—
Reserves for tenant improvements	3	—
Improvements to real estate	—	(421)
Payments for construction-in-progress	(17,934)	(8,435)
Investment in unconsolidated joint venture	(3,266)	—
Distributions of capital from investment in unconsolidated entities	5,627	5,730
Net cash (used in) provided by investing activities	(199,787)	7,119
Financing Activities:
Proceeds from borrowings - Bank of America Loan	—	375,000
Proceeds from borrowings - Revolver Loan	96,100	44,000
Principal payoff of secured indebtedness - Mortgage Debt	(18,954)	(41,462)
Principal payoff of secured indebtedness - Revolver Loan	(106,253)	(294,054)
Partial principal payoff of TW Telecom loan	—	(324)
Principal amortization payments on secured indebtedness	(4,896)	(4,781)
Deferred financing costs	(24)	(3,261)
Repurchase of common stock	(76,912)	(61,432)
Issuance of perpetual convertible preferred shares	125,000	—
Payment of offering costs- preferred shares	(4,727)	—
Distributions to noncontrolling interests	(3,556)	(3,556)
Distributions to common stockholders	(53,817)	(53,418)
Net cash used in financing activities	(48,039)	(43,288)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,556)	74,248
Cash, cash equivalents and restricted cash at the beginning of the period	214,867	56,862
Cash, cash equivalents and restricted cash at the end of the period	$70,311	$131,110

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Significant Non-cash Transactions:
Increase in fair value swap agreement	$7,182	$3,423
Common stock issued pursuant to the distribution reinvestment plan	$33,667	$37,438
Common stock redemptions funded subsequent to period-end	$39,107	$37,559

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
As of September 30, 2018, the Company had issued 190,116,953 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 166,253,534 shares outstanding at September 30, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP"). As of September 30, 2018 and December 31, 2017, the Company had issued approximately $245.6 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $234.6 million, and redemptions payable totaling approximately $6.7 million and $20.4 million, respectively. Since inception and through September 30, 2018, the Company had redeemed 23,863,419 shares of common stock for approximately $234.6 million pursuant to the SRP.
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Partnership in exchange for a 1% general partner interest. As of September 30, 2018, the Company owned approximately 96% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company, the Sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 2% of the limited partnership units of the Operating Partnership. Approximately 2.1 million units are owned by the Company’s Chief Executive Officer and Chairman, Kevin A. Shields. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the nine months ended September 30, 2018 and the year ended December 31, 2017. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2018.

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recoverable state tax expenses have been reclassified from general and administrative expenses to property operating expenses on the statement of operations for all periods presented. Certain amounts in the Company's prior period consolidated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

financial statements have been reclassified to conform to the current period presentation. See Assets Held for Sale in Note 3, Real Estate.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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
In March 2018, the FASB approved a proposal to the drafting of an amendment to ASU No. 2016-02 to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this single-lease component practical expedient will allow lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Non-lease components that do not meet the criteria of this practical expedient and combined components in which the non-lease component is the predominant component will be accounted for under the new ASU No. 2016-02.
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
Additionally, the Company is analyzing its current ground lease obligation under ASU No. 2016-02 where the Company is the lessee. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU No. 2016-02 as of January 1, 2019. The Company is the lessee under two ground leases. The Company believes that the application of this standard will result in the recording of a right of use asset and the related lease liability for the ground leases.
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

3.     Real Estate
As of September 30, 2018, the Company’s real estate portfolio consisted of 76 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2018 was $44.4 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2018 was $44.9 million.
2018 Acquisitions
The purchase price and other acquisition items for the properties acquired during the nine months ended September 30, 2018 are shown below:

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

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the nine months ended September 30, 2018, the Company used a discount rate of 6.25% to 7.75%.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocations of the properties acquired during the nine months ended September 30, 2018:

Property (1)	Land	Building and improvements	Tenant origination and absorption costs	In-place lease valuation - above (below) market	Receivable- Ground Lease	Payable- Ground Lease Payments	Total
Quaker	$5,433	$50,953	$4,387	$(502)	$—	$—	$60,271
McKesson	$312	$45,109	$24,652	$(933)	$—	$—	$69,140
Shaw	$5,465	$48,820	$8,297	$(4,273)	$2,008	$(2,008)	$58,309

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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2018 to 2036.

As of September 30, 2018
Remaining 2018	$61,164
2019	226,557
2020	204,640
2021	191,182
2022	182,708
Thereafter	803,849
Total	$1,670,100
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles, as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
In-place lease valuation (above market)	$42,736	$42,736
In-place lease valuation (above market) - accumulated amortization	(31,065)	(26,613)
In-place lease valuation (above market), net	11,671	16,123
Ground leasehold interest (below market)	2,254	2,255
Ground leasehold interest (below market) - accumulated amortization	(129)	(109)
Ground leasehold interest (below market), net	2,125	2,146
Intangible assets, net	$13,796	$18,269
In-place lease valuation (below market)	$(55,482)	$(49,774)
In-place lease valuation (below market) - accumulated amortization	30,779	26,193
In-place lease valuation (below market), net	$(24,703)	$(23,581)
Tenant origination and absorption cost	$532,207	$494,871
Tenant origination and absorption cost - accumulated amortization	(284,763)	(242,108)
Tenant origination and absorption cost, net	$247,444	$252,763
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2018 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2018	$(386)	$11,150	$21	$2,389
2019	$(2,464)	$38,096	$21	$4,765
2020	$(936)	$29,867	$21	$4,712
2021	$(717)	$25,170	$21	$4,830
2022	$(1,058)	$22,938	$21	$4,818
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
September 30, 2018
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

	Balance as of
	September 30, 2018	December 31, 2017
Cash reserves	$20,619	$17,034
Midland mortgage loan restricted lockbox	1,746	2,158
1031 Exchange Funds (1)	—	154,940
Total	$22,365	$174,132

(1)
Section 1031 of the Internal Revenue Code of 1986, as amended ("1031 Exchanges"). Represents cash proceeds from a disposition that are temporarily held at the qualified intermediary for purposes of facilitating potential Section 1031 Exchanges. The Company's three acquisitions during the six months ended June 30, 2018 completed the 1031 Exchange.

As of September 30, 2018, one property, the Bridgestone property located in Bloomingdale, Illinois, met the criteria to be classified as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the lower of its (i) carrying amount or (ii) fair value less disposition costs as of September 30, 2018. The Bridgestone property is included in continuing operations in the consolidated statements of operations, as the property did not meet the prerequisite requirements to be classified as a discontinued operation.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of the nine months ended September 30, 2018 and year ended December 31, 2017:

	Balance as of
	September 30, 2018	December 31, 2017
Land	$589	$589
Building and improvements	2,493	2,493
Tenant origination and absorption cost	493	493
Total real estate	3,575	3,575
Less: accumulated depreciation and amortization	(868)	(794)
Total real estate, net	2,707	2,781
Other assets	4	178
Total assets	$2,711	$2,959

Accrued expenses and other liabilities	$288	$527
Due to affiliates	5	10
Total liabilities	$293	$537

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
As of September 30, 2018, the Company has an ownership interest of approximately 45% in the Heritage Common X joint venture. The Company's equity contributions consisted of $3.1 million, provided during the initial creation of Heritage Common X.
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
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive income for the nine months ended September 30, 2018.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

As of September 30, 2018, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X	Total
Balance as of December 31, 2017	$37,114	$—	$37,114
Initial contribution	—	3,266	3,266
Net loss	(1,617)	—	(1,617)
Distributions	(5,627)	—	(5,627)
Other comprehensive income	224	—	224
Balance as of September 30, 2018	$30,094	$3,266	$33,360

5.	Debt
As of September 30, 2018 and December 31, 2017, the Company’s debt consisted of the following:

	September 30, 2018	December 31, 2017	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
TW Telecom loan (3)	$—	$19,169	—	—	—%
HealthSpring loan	21,340	21,694	4.18%	April 2023	4.60%
Midland loan	102,753	104,197	3.94%	April 2023	4.12%
Emporia Partners loan	2,662	2,978	5.88%	September 2023	5.96%
Samsonite loan	22,309	22,961	6.08%	September 2023	5.16%
Highway 94 loan	16,714	17,352	3.75%	August 2024	4.65%
Bank of America loan	375,000	375,000	3.77%	October 2027	3.91%
AIG loan	107,998	109,275	4.96%	February 2029	5.07%
Total Mortgage Debt	648,776	672,626
Term Loan	715,000	715,000	LIBOR+1.40% (4)	July 2020	3.89%
Revolver Loan	—	10,153	LIBOR +1.45% (4)	July 2020 (4)	3.77%
Total Debt	1,363,776	1,397,779
Unamortized Deferred Financing Costs and Discounts, net	(9,426)	(11,695)
Total Debt, net	$1,354,350	$1,386,084

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $425.0 million, the weighted average interest rate as of September 30, 2018 was 3.70% for the Company’s fixed-rate and variable-rate debt combined and 3.75% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of September 30, 2018 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	In March 2018, the Company, through the Operating Partnership, paid off the remaining balance of the TW Telecom loan.

(4)
The LIBO rate as of September 30, 2018 was 2.11%.The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans, Unsecured Credit Facility, and Bank of America Loan the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2018.

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
Derivative Instruments
On August 31, 2018, the Company executed four interest rate swap agreements to hedge future variable cash flows associated with London Interbank Offered Rate ("LIBOR"). The forward-starting interest rate swaps with a total notional amount of $425 million become effective on July 1, 2020 and have a term of five years.
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR based variable-rate debt, including the Company's Unsecured Credit Facility. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

other comprehensive income ("AOCI") related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at September 30, 2018 and December 31, 2017:

					Fair Value (1)
Derivative Instrument	Notional Amounts	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2018	December 31, 2017
Assets
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.69%	$8,016	$3,255
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.32%	—	458
Interest Rate Swap	125,000	7/1/2020	7/1/2025	2.82%	903	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.82%	697	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.83%	677	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.84%	599	—
Total	$1,150,000				$10,892	$3,713

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (gain) loss recognized in AOCI on derivatives	$(8,458)	$(142)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$1,182	$(3,330)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$41,251	$37,232
During the 12 months subsequent to September 30, 2018, the Company estimates that an additional $3.9 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2018 and December 31, 2017, the fair value of interest rate swaps in a net asset position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $10.9 million and $3.7 million, respectively. As of September 30, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Prepaid rent	$14,543	$16,138
Real estate taxes payable	25,666	21,087
Interest payable	9,270	7,924
Other liabilities	25,455	18,457
Total	$74,934	$63,606

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.
The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2018
Interest Rate Swap Asset	$10,892	$—	$10,892	$—
December 31, 2017
Interest Rate Swap Asset	$3,713	$—	$3,713	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2018 and December 31, 2017. The fair value of the two mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Highway 94 loan	$15,637	$16,714	$16,484	$17,352
BofA loan	$361,602	$375,000	$377,289	$375,000

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2018 and December 31, 2017. See Note 5, Debt, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

9.	Equity
Common Equity
As of September 30, 2018, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 166,253,534 shares outstanding at September 30, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
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
As of September 30, 2018 and December 31, 2017, the Company had issued approximately $245.6 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $234.6 million, and redemptions payable totaling approximately $6.7 million and $20.4 million, respectively.
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of common stock redeemed	1,311,582	2,936,150	8,013,521	6,155,290
Weighted average price per share	$9.63	$9.97	$9.60	$9.98
During the three months ended September 30, 2018, the Company received requests for the redemption of common stock of 4,083,881 shares, which exceeded the annual limitation of 5% of the weighted average number of shares outstanding during the prior calendar year by 3,401,249 shares or approximately $32.4 million. The Company is not obligated to redeem any amounts in excess of the limitations until 2019, when the 5% share limitation is reset and to the extent DRP proceeds are available.
The Company processed the redemption requests according to the SRP policy described above and redeemed 16.7% of the shares requested at a weighted average price per share of $9.76 and carried forward the unprocessed requests.  As a result, standard redemption requests for the quarter ended September 30, 2018 were processed on a pro-rata basis and were paid out on October 31, 2018.
During the nine months ended September 30, 2018, the Company redeemed 8,013,521 shares of common stock for approximately $76.9 million at a weighted average price per share of $9.60 pursuant to the SRP. Since inception and through September 30, 2018, the Company had redeemed 23,863,419 shares of common stock for approximately $234.6 million at a weighted average price per share of $9.83 pursuant to the SRP.
Since inception and through June 30, 2018, the Company honored all redemption requests.
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
As of September 30, 2018, noncontrolling interests were approximately 3.62% of total shares and 3.58% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no unit redemption requests during the nine months ended September 30, 2018 and year ended December 31, 2017.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning balance	$31,105	$30,114
Distributions to noncontrolling interests	(3,267)	(4,369)
Allocated distributions to noncontrolling interests subject to redemption	(10)	(13)
Net income	671	5,120
Other comprehensive income	224	253
Ending balance	$28,723	$31,105
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

10.	Perpetual Convertible Preferred Shares
On August 8, 2018, the Company entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee)(the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, $0.001 par value per share, at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), the Company issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125.0 million (the "First Issuance"). The Company paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to third parties unaffiliated with the Company or the Sponsor. The Advisor incurred transaction-related expenses of approximately $0.2 million, which will be reimbursed by the Company. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date (the "Second Issuance Date") for an additional purchase price of $125.0 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement (the "Second Issuance"). Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
As redemption under certain circumstances (described below) are not solely within the Company's control, the Company classified the Series A Preferred Shares as temporary equity and are presented at their redemption value. The offering costs allocated to the Series A Preferred Shares are reductions to temporary equity.
Distributions
The Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

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
iii.if a listing ("Listing") of our shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the "First Triggering Event"), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date; or
iv.if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of the Company's assets legally available for distribution to the stockholders, after payment of or provision for the Company's debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Company's board of directors, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of our remaining assets.
Company Redemption Rights
The Series A Preferred Shares may be redeemed by the Company, in whole or in part, at the Company's option, upon the earlier to occur of: (i) five years from the First Issuance Date or (ii) the First Triggering Event, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the "Redemption Price"), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before the date that is five years from the First Issuance Date.
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
Conversion Rights
Subject to our redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into shares of the Company's common stock any time after the earlier of (i) five years from the First Issuance Date, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Stock Fair Market Value (as defined in the articles supplementary).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

11.	Related Party Transactions
Summarized below are the related party costs incurred by the Company for the nine months ended September 30, 2018 and 2017, respectively, and any related amounts payable as of September 30, 2018 and December 31, 2017:

	Incurred for the Nine Months		Payable as of
	Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017
Expensed
Operating expenses	$2,630	$1,983	$949	$670
Asset management fees	17,628	17,744	1,999	1,873
Property management fees	6,992	7,466	746	725
Costs advanced by the Advisor	396	419	324	267
Capitalized
Acquisition fees (1)	5,331	—	—	—
Leasing commissions	—	1,752	—	—
Total, net of real estate assets held for sale	$32,977	$29,364	$4,018	$3,535
Asset management fees related to real estate held for sale	42	42	5	5
Property management fees related to real estate held for sale	57	53	—	5
Total	$33,076	$29,459	$4,023	$3,545

(1)	Acquisition fees related to the acquisitions of Quaker, McKesson, and Shaw were capitalized as the acquisition did not meet the business combination criteria.

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
September 30, 2018
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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the nine months ended September 30, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25% guideline.
Operating expenses for the nine months ended September 30, 2018 included approximately $0.4 million, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and assistant secretary, Howard S. Hirsch, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.2 million and $0.1 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for the nine months ended September 30, 2018 and 2017, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted)

operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide the services, the Company will be required to obtain such services from other resources.

12.	Commitments and Contingencies
Ground Lease Obligations
The Company acquired properties on January 16, 2014 and April 10, 2018 that are subject to ground leases with expiration dates of December 2095 and September 2102, respectively. The Company incurred rent expense of approximately $1.3 million for the nine months ended September 30, 2018 and 2017, related to the ground leases. As of September 30, 2018, the remaining required payments under the terms of the ground leases are as follows:

September 30, 2018
Remaining 2018	$258
2019	1,032
2020	1,032
2021	1,032
2022	1,072
Thereafter	200,446
Total	$204,872
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

13.	Declaration of Distributions
During the quarter ended September 30, 2018, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2018 through September 30, 2018. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On September 12, 2018, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2018 through December 31, 2018. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

14.	Subsequent Events
Offering Status
As of November 7, 2018, the Company had issued 22,100,900 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $226.3 million.
Redemptions
On October 31, 2018, the Company redeemed 681,757 shares of common stock for approximately $6.7 million at a weighted average price per share of $9.76.
Sale of Property
On November 2, 2018, the Company sold the Quad Graphics property located in Loveland, Colorado for total proceeds of $10.7 million, which includes $3.9 million in termination fees, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $9.9 million.
Determination of Estimated Value Per Share
On October 24, 2018, the Company's board of directors approved an estimated value per share of the Company's common stock of $10.05 based on the estimated value of the Company's assets less the estimated value of the liabilities, or net asset value, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. The Company is providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013, in addition to guidance from the SEC. See the Company's Current Report on Form 8-K filed with the SEC on October 26, 2018 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

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
As of September 30, 2018, our real estate portfolio, consisted of 76 properties in 20 states and 90 lessees consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to September 30, 2018 was approximately $217.9 million with approximately 63.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 95.4% leased as of September 30, 2018, with a weighted average remaining lease term of 6.6 years, average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition value of 45.2%.

Revenue Concentration
No lessee or property, based on net rent for the 12-month period subsequent to September 30, 2018, pursuant to the respective in-place leases, was greater than 6% as of September 30, 2018.
The percentage of net rent for the 12-month period subsequent to September 30, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$28,104	10	12.9%
California	23,053	5	10.6
Ohio	19,990	8	9.2
Georgia	19,132	5	8.8
Illinois	18,083	8	8.3
Colorado	18,056	6	8.3
Arizona	17,674	5	8.1
New Jersey	11,470	3	5.3
Florida	10,272	4	4.7
South Carolina	10,045	2	4.6
All Others (1)	42,011	20	19.2
Total	$217,890	76	100.0%

(1)	All others account for less than 4% of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to September 30, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$36,012	12	16.5%
Telecommunication Services	23,747	7	10.9
Insurance	22,325	9	10.2
Health Care Equipment & Services	21,663	10	9.9
Diversified Financials	16,974	5	7.8
Software & Services	13,368	9	6.1
Consumer Durables & Apparel	11,404	4	5.2
Energy	10,829	4	5.0
Retailing	10,260	3	4.7
Media	9,237	3	4.2
Consumer Services	8,229	4	3.8
Technology, Hardware & Equipment	8,107	4	3.7
All others (2)	25,735	16	12.0
Total	$217,890	90	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total net rent on an individual basis.
The tenant lease expirations by year based on net rent for the 12-month period subsequent to September 30, 2018 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2018	$—		—	—	—%
2019	16,397	(1)	12	2,460,400	7.5
2020	23,277		12	1,602,300	10.7
2021	15,023	(1)	7	1,470,300	6.9
2022	12,383		6	846,100	5.7
2023	8,835	(1)	5	476,300	4.1
>2024	141,975		48	12,328,000	65.1
Vacant	—		—	923,500	—
Total	$217,890		90	20,106,900	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 8.0% of our base rental revenue will expire during the period from October 1, 2018 to September 30, 2019. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period October 1, 2018 to September 30, 2019, thereby resulting in revenue that may differ from the current in-place rents.
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
Same Store Analysis
For the three and nine months ended September 30, 2018, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 17.8 million square feet, with an acquisition value of $2.7 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$60,487	$59,606	$881	1%
Lease termination income	84	—	84	100%
Property expense recoveries	17,855	18,092	(237)	(1)%
Property operating expense	12,443	12,677	(234)	(2)%
Property tax expense	10,462	10,117	345	3%
Depreciation and amortization	27,366	26,957	409	2%

The following table provides a comparative summary of the results of operations for the 72 properties for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$174,618	$177,163	$(2,545)	(1)%
Lease termination income	9,090	12,845	(3,755)	(29)%
Property expense recoveries	52,056	52,339	(283)	(1)%
Property operating expense	34,951	34,887	64	0%
Property tax expense	31,063	31,063	—	0%
Depreciation and amortization	83,061	82,914	147	0%
Lease Termination Income
The decrease in lease termination income of approximately $3.8 million is primarily the result of a lease termination of approximately $11.6 million on the 2500 Windy Ridge Parkway and 6841 Benjamin Franklin Drive properties in the prior period; offset by $8.0 million in termination income related to the 333 East Lake Street, 2500 Windy Ridge Parkway and 2275 Cabot Drive properties.
Portfolio Analysis
As of September 30, 2018, we owned 76 properties and have completed the offering stage of our life cycle. We may continue to draw from our Unsecured Credit Facility to acquire assets that adhere to our investment criteria.
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$66,028	$66,437	$(409)	(1)%
Lease termination income	84	—	84	100%
Property expense recoveries	18,929	18,695	234	1%
Property operating expense	13,055	13,507	(452)	(3)%
Property tax expense	11,301	10,916	385	4%
Asset management fees to affiliates	6,015	5,921	94	2%
Property management fees to affiliates	2,503	2,453	50	2%
General and administrative expenses	2,111	1,030	1,081	105%
Corporate operating expenses to affiliates	948	676	272	40%
Depreciation and amortization	30,096	28,235	1,861	7%
Interest expense	14,161	12,692	1,469	12%
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2018 increased by approximately $1.1 million compared to the same period a year ago primarily as a result of increased legal fees and fees related to other strategic opportunities.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended September 30, 2018 increased by approximately $0.3 million as a result of an increase in allocated personnel and rent costs incurred by our Advisor.

Interest Expense
The increase of approximately $1.5 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $3.6 million as a result of the Bank of America loan; and (2) approximately $1.6 million in higher LIBO rates; offset by (3) approximately $2.3 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; and (4) approximately $1.0 million as a result of favorable swap positions in the current period.
Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$187,601	$197,647	$(10,046)	(5)%
Lease termination income	9,090	12,845	(3,755)	(29)%
Property expense recoveries	54,740	54,120	620	1%
Property operating expense	36,060	37,261	(1,201)	(3)%
Property tax expense	33,460	33,465	(5)	0%
Asset management fees to affiliates	17,670	17,786	(116)	(1)%
Property management fees to affiliates	7,049	7,519	(470)	(6)%
General and administrative expenses	5,042	5,274	(232)	(4)%
Corporate operating expenses to affiliates	2,630	1,983	647	33%
Depreciation and amortization	89,258	88,783	475	1%
Impairment provision	—	5,675	(5,675)	(100)%
Interest expense	41,251	37,232	4,019	11%
Rental Income
The decrease in rental income of approximately $10.0 million compared to the same period a year ago is primarily the result of (1) approximately $23.2 million as a result of two properties sold during the fourth quarter of 2017 and terminations/expired leases subsequent to September 30, 2017; offset by (2) approximately $0.6 million in acceleration of amortization of intangibles primarily related to early lease terminations; and (3) approximately $13.0 million of rental income related to real estate acquired subsequent to June 30, 2017.
Lease Termination Income
The decrease in lease termination income of approximately $3.8 million is primarily the result of a lease termination of approximately $11.6 million on the 2500 Windy Ridge Parkway property in the prior period; offset by $8.0 million in termination income related to the 333 East Lake Street, 2500 Windy Ridge Parkway and 2275 Cabot Drive properties.
Property Management Fees to Affiliates
The decrease in property management fees to affiliates of approximately $0.5 million is primarily the result of two properties sold during the fourth quarter of 2017.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2018 decreased by approximately $0.2 million compared to the same period a year ago primarily due to higher state taxes in the prior year.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2018 increased by approximately$0.6 million as a result of an increase in allocated personnel and rent costs incurred by our Advisor.

Impairment Provision
The decrease in impairment provision expense is a result of one tenant filing for bankruptcy in the prior period. We recorded an impairment provision of approximately $5.7 million related to the lease intangibles as it was determined that the carrying value of these assets would more than likely not be recoverable.
Interest Expense
The increase of approximately $4.0 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $10.7 million as a result of the Bank of America loan; and (2) approximately $4.7 million in higher LIBO rates; offset by (3) approximately $5.8 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; and (4) approximately $4.5 million as a result of favorable swap positions in the current period.
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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,329	$9,445	$18,769	$32,911
Adjustments:
Depreciation of building and improvements	15,991	13,948	44,390	42,244
Amortization of leasing costs and intangibles	14,098	14,280	44,847	46,518
Impairment provision	—	—	—	5,675
Equity interest of depreciation of building and improvements - unconsolidated entities	656	620	1,933	1,857
Equity interest of amortization of intangible assets - unconsolidated entities	1,162	1,165	3,486	3,512
Gain from sale of depreciable operating property	—	—	(1,158)	(4,293)
FFO	$36,236	$39,458	$112,267	$128,424
Distribution to redeemable preferred shareholders	(1,228)	—	(1,228)	$—
Distributions to noncontrolling interest	(1,194)	(1,194)	(3,543)	(3,543)
FFO, net of noncontrolling interest and redeemable preferred distributions	$33,814	$38,264	$107,496	$124,881
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest and redeemable preferred distributions	$33,814	$38,264	$107,496	$124,881
Adjustments:
Deferred rent	(4,472)	(3,443)	(9,659)	(8,508)
Amortization of above/(below) market rent	(663)	589	(135)	1,310
Amortization of debt premium/(discount)	8	8	24	(422)
Amortization of ground leasehold interests	7	7	21	21
Non-cash lease termination income	—	—	(6,304)	(12,845)
Financed termination fee payments received	7,686	3,211	11,122	10,177
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	77	(31)	39	(280)
Unrealized (gain) loss on derivatives	—	(11)	—	(16)
Equity interest of amortization of above market rent - unconsolidated entities	739	741	2,217	2,229
AFFO	$37,196	$39,335	$104,821	$116,547

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, including preferred equity distributions and redemptions pursuant to the Purchase Agreement as discussed in Note 10, Perpetual Convertible Preferred Shares, and for the payment of debt service on our outstanding indebtedness, including repayment of our Unsecured Credit Facility, Bank of America Loan, and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and the 2017 DRP Offering. Our Advisor will evaluate potential additional property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
As of September 30, 2018, the remaining capacity pursuant to the Revolver Loan was $199.6 million.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2018 and December 31, 2017 (dollars in thousands):

					Fair Value (1)
Derivative Instrument	Notional Amounts	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2018	December 31, 2017
Assets
Interest Rate Swap	$425,000	7/9/2015	7/1/2020	1.69%	$8,016	$3,255
Interest Rate Swap	300,000	1/1/2016	7/1/2018	1.32%	—	458
Interest Rate Swap	125,000	7/1/2020	7/1/2025	2.82%	903	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.82%	697	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.83%	677	—
Interest Rate Swap	100,000	7/1/2020	7/1/2025	2.84%	599	—
Total	$1,150,000				$10,892	$3,713

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2018, derivatives in an asset position are included in the line item "Other assets" in the consolidated balance sheets at fair value.

Preferred Equity
On August 8, 2018, we entered into a Purchase Agreement with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of our Series A Preferred Shares in two tranches, each comprising 5,000,000 shares. The First Issuance Date, we issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125 million. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
Distributions
Subject to the terms of the articles supplementary, the holders of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.an initial annual distribution rate of 6.55% from and after the First Issuance Date, or if the Second Issuance occurs, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date, subject to paragraphs (iii) and (iv) below;
ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing of our shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020, 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the articles supplementary; or
iv.if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.

See Note 10, Perpetual Convertible Preferred Shares, for further discussion regarding the Series A Preferred Shares.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$1,363,776	$1,596	$728,451	$14,767	$618,962
Interest on outstanding debt obligations (2)	265,337	13,485	99,333	51,527	100,992
Ground lease obligations (3)	204,872	258	2,064	2,104	200,446
Total	$1,833,985	$15,339	$829,848	$68,398	$920,400

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2018. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at September 30, 2018.

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
Our cash, cash equivalents and restricted cash balances decreased by approximately $144.6 million during the nine months ended September 30, 2018 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2018, we generated $103.3 million of net cash provided by operating activities compared to $110.4 million for the nine months ended September 30, 2017. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2018 decreased by approximately $12.1 million to approximately $94.3 million compared to approximately $106.4 million for the nine months ended September 30, 2017.
Investing Activities. During the nine months ended September 30, 2018, we used approximately $199.8 million in cash for investing activities compared to approximately $7.1 million provided by investing activities during the same period in 2017. The $206.9 million decrease in cash provided by investing activities is primarily related to the following:
•$191.7 million increase in cash paid for property acquisition and payments for construction in progress;
•$3.4 million increase in cash paid for acquisition deposits;
•$8.9 million decrease in cash proceeds from disposition of properties in prior year; and
•$3.3 million increase in cash paid for investment in an unconsolidated joint venture;
offset by
•$0.4 million decrease in cash paid for improvements to real estate.

Financing Activities. During the nine months ended September 30, 2018, we used approximately $48.0 million in cash for financing activities compared to approximately $43.3 million in cash used in financing activities during the same period in 2017. The increase in cash used in financing activities of $4.8 million is primarily comprised of the following:
•$375.0 million decrease in proceeds from borrowings due to the borrowing of the Bank of America Loan in the prior year;
•$15.5 million increase in repurchases of common stock;
•$4.7 million increase in payments of offering costs for the preferred shares issued in the current year;
•$0.1 million increase in principal amortization payments on secured indebtedness; and
•$0.4 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued.
offset by
•$125.0 million increase in issuance of preferred equity subject to redemption in the current year;
•$187.8 million decrease in principal payoff of the Revolver Loan;
•$22.5 million decrease in principal payoff of mortgage debt;
•$3.2 million decrease in deferred financing costs.
•$52.1 million increase in proceeds from borrowings under the Unsecured Credit Facility, due to a partial paydown of the loan in the current year.

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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$3,556			$4,737
Distributions paid in cash — common stockholders	53,817			71,124
Distributions of DRP	33,667			49,541
Total distributions	$91,040	(1)		$125,402
Source of distributions (2)
Paid from cash flows provided by operations	$57,373		63%	$75,861	60%
Offering proceeds from issuance of common stock pursuant to the DRP	33,667		37%	49,541	40%
Total sources	$91,040	(3)	100%	$125,402	100%

Net cash provided by operating activities	$103,270			$142,097

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2018 were $7.5 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2018, we paid and declared distributions of approximately $87.4 million to common stockholders including shares issued pursuant to the DRP and approximately $3.6 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the nine months ended September 30, 2018 of approximately $107.5 million and $104.8 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2018, we paid approximately $566.1 million of cumulative distributions (excluding preferred distributions), including approximately $245.6 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $331.8 million.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
On August 31, 2018, we executed four interest rate swap agreements to hedge future variable cash flows associated with LIBOR. The forward-starting interest rate swaps with a total notional amount of $425 million become effective on July 1, 2020 and have a term of five years.
As of September 30, 2018, our debt consisted of approximately $1.1 billion, in fixed rate debt (including the interest rate swap) and approximately $290.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.4 million). As of December 31, 2017, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swaps) and approximately $19.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.7 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. An increase of 100 basis points in interest rates on our variable-rate debt, assuming a LIBOR floor of 0%, including our Unsecured Credit Facility and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $2.9 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018 and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 as filed with the SEC on May 14, 2018 and August 13, 2018, respectively. However, the risks and uncertainties that we face are not limited to those set forth in such Annual and Quarterly Reports.
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
During the three months ended September 30, 2018, we received requests for the redemption of common stock of 4,083,881 shares, which exceeded the annual limitation of 5% of the weighted average number of shares outstanding during the prior calendar year by 3,401,249 shares or approximately $32.4 million. We are not obligated to redeem any amounts in excess of the limitations until 2019, when the 5% share limitation is reset and to the extent DRP proceeds are available.
We processed the redemption requests according to the SRP policy described above and redeemed 16.7% of the shares requested at a weighted average price per share of $9.76 and carried forward the unprocessed requests.  As a result, standard redemption requests for the quarter ended September 30, 2018 were processed on a pro-rata basis and were paid out on October 31, 2018.
During the nine months ended September 30, 2018, we had redeemed 8,013,521 shares of common stock for approximately $76.9 million at a weighted average price per share of $9.60 pursuant to the SRP. Our board of directors may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through our filings with the SEC. Since inception and through September 30, 2018, we had redeemed 23,863,419 shares of common stock for approximately $234.6 million at a weighted average price per share of $9.83 pursuant to the SRP.
Since inception and through June 30, 2018, we honored all redemption requests.

During the quarter ended September 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2018	1,311,582	$9.63	1,311,582	(1)
August 31, 2018	—	—	—	(1)
September 30, 2018	—	—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2018 there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 9, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)