Form 10-K
period 2018-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2019-03-15
CIK 1456016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

There is currently no established public market for the registrant's shares of common stock. Based on the registrant's published net asset value (“NAV”) of $10.05 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was $1,709,123,586.
As of March 11, 2019, there were 166,601,264 outstanding shares of common stock of the registrant.
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
As used in this report, “we,” “us,” “our,” "GCEAR" and the "Company" refer to Griffin Capital Essential Asset REIT, Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires. All forward-looking statements should be read in light of the risks identified in "Item 1A. Risk Factors" of this Form 10-K.

PART I
ITEM 1. BUSINESS

Overview
We were formed as a corporation on August 28, 2008 under the Maryland General Corporation Law ("MGCL") primarily with the purpose of acquiring single tenant properties that are essential to the tenant's business. We qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2010. Our year end is December 31. As of December 14, 2018, we are a self-managed REIT. We have 37 employees.
Our operating partnership, Griffin Capital Essential Asset Operating Partnership, L.P. (our "Operating Partnership"), was formed on August 29, 2008. Our Operating Partnership owns, directly or indirectly, all of the properties that we have acquired. Our advisor, Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and we contributed the initial one thousand dollars capital contribution, received from our Advisor to the Operating Partnership in exchange for a 1% general partner interest.
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
On May 7, 2014, we filed a Registration Statement on Form S-3 with the SEC for the registration of $75.0 million in shares for sale pursuant to the DRP (the “2014 DRP Offering”). On September 22, 2015, we filed a Registration Statement on Form S-3 with the SEC for the registration of $100.0 million in shares for sale pursuant to the DRP (the “2015 DRP Offering”) and terminated the 2014 DRP Offering. On June 9, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 10 million shares for sale pursuant to the DRP (the "2017 DRP Offering," and together with the 2014 DRP Offering and 2015 DRP Offering, the "DRP Offerings"). The 2017 DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. In connection with the proposed Mergers (defined below), our board of directors (the "Board") approved the temporary suspension of the DRP effective as of December 30, 2018. All December distributions were paid in cash only. On February 15, 2019, our Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on or around March 1, 2019.
In connection with our DRP Offerings, we had issued 22,449,998 shares of our common stock for gross proceeds of approximately $229.8 million through December 31, 2018.
We have a share redemption program ("SRP") that enables our stockholders to sell their stock to us in limited circumstances. Since inception and through December 31, 2018, we had redeemed 24,545,498 shares of common stock for approximately $241.2 million at a weighted average price per share of $9.83 pursuant to the SRP. In connection with the proposed Mergers, our Board approved the temporary suspension of the SRP, effective as of January 19, 2019. The SRP will remain suspended until such time, if any, as our Board may approve the resumption of the SRP.
On October 24, 2018, our Board approved an estimated value per share of our common stock of $10.05 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value ("NAV"), divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013, in addition to guidance from the SEC. Please see our Current Report on Form 8-K filed with the SEC on October 26, 2018 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share and Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information regarding the determination of our NAV.
As of December 31, 2018, we had issued 190,830,519 shares of common stock. We have received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 166,285,021 shares outstanding as of December 31, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP. As of December 31, 2018 and 2017, we had issued approximately $252.8 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $241.2 million and $157.7 million, respectively. Since inception and through December 31, 2018, we had redeemed 24,545,498 shares of common stock for approximately $241.2 million pursuant to the SRP.
On December 14, 2018, we and our Operating Partnership entered into a series of transactions, agreements, and amendments to our existing agreements and arrangements (such agreements and amendments collectively referred to as the “Self Administration Transaction”), with Griffin Capital Company, LLC ("GCC") and Griffin Capital, LLC ("GC LLC"), pursuant to which GCC and GC LLC contributed to our Operating Partnership all of the membership interests in Griffin Capital Real Estate Company, LLC (“GRECO”) and certain assets related to the business of GRECO, in exchange for 20,438,684 units of limited partnership interests in our Operating Partnership, plus additional cash and limited partnership units as earn-out consideration. As a result of the Self Administration Transaction, we are now self-managed and acquired the advisory, asset management and property management business of GRECO (which includes such arrangements for both us and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"). GRECO is now the sponsor for GCEAR II. In connection with the Self Administration Transaction, 37 employees of GCC became direct employees of GRECO.

Pending Merger with GCEAR II
After completion of the Self Administration Transaction, on December 14, 2018, we, our Operating Partnership, GCEAR II, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”) and Globe Merger Sub, LLC, a wholly owned subsidiary of GCEAR II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Subject to the terms and conditions of the Merger Agreement, (i) we will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of GCEAR II (the “Company Merger”) and (ii) the GCEAR II Operating Partnership will merge with and into our Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with our Operating Partnership surviving the Partnership Merger. At such time, (x) in accordance with the applicable provisions of the MGCL, the separate existence of the Company shall cease and (y) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the GCEAR II Operating Partnership shall cease.

At the effective time of the Company Merger, each issued and outstanding share of our common stock (or fraction thereof), $0.001 par value per share (the “Common Stock”), will be converted into the right to receive 1.04807 shares of newly created Class E common stock of GCEAR II, $0.001 par value per share (the “GCEAR II Class E Common Stock”), and each issued and outstanding share of our Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”) will be converted into the right to receive one share of newly created Series A cumulative perpetual convertible preferred stock of GCEAR II.

At the effective time of the Partnership Merger, each Operating Partnership unit (“OP Units”) outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.04807 Class E OP Units in the surviving partnership and each GCEAR II Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one OP Unit of like class in the surviving partnership. The special limited partnership interest of the GCEAR II Operating Partnership will be automatically redeemed, canceled and retired as described in the Merger Agreement.

The combined company (the “Combined Company”) following the Mergers will temporarily retain the name “Griffin Capital Essential Asset REIT II, Inc.” The Company Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

The Combined Company will have a total capitalization of approximately $4.72 billion, and will own 101 properties in 25 states, consisting of approximately 27.2 million square feet. On a pro forma basis, the Combined Company portfolio will be 96.8% occupied, with a remaining weighted average lease term of 7.3 years. Approximately 65.3% of the Combined Company portfolio net rent, on a pro forma basis, will come from properties leased to tenants and/or guarantors who have, or whose non-guarantor parent companies have, investment grade or what management believes are generally equivalent ratings. In addition, no tenant will represent more than 4.0% of the net rents of the Combined Company, on a pro forma basis, with the top ten tenants comprising a collective 27.8% of the net rents of the Combined Company.

The Merger Agreement provides certain termination rights for us and GCEAR II. In connection with the termination of the Merger Agreement, under certain specified circumstances, GCEAR II may be required to pay us a termination fee of $52.2 million and we may be required to pay GCEAR II a termination fee of $52.2 million.

Upon completion of the Company Merger, we estimate that our continuing stockholders will own approximately 69% of the issued and outstanding common stock of the Combined Company on a fully diluted basis, and GCEAR II stockholders will own approximately 31% of the issued and outstanding common stock of the Combined Company on a fully diluted basis.

The foregoing descriptions of the Merger Agreement and the Mergers are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2018. There is no guarantee that the Mergers will be consummated.

Primary Investment Objectives
Our primary investment objectives are to invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes, provide regular cash distributions to our stockholders, preserve and protect stockholders' invested capital, and achieve appreciation in the value of our properties over the long term. We cannot assure our stockholders that we will attain these primary investment objectives. The determination by our Board that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the Board.
Exchange Listing and Other Liquidity Events
Our Board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Our Board has begun to consider the appropriate timing for a liquidity event and has begun to weigh various strategic considerations. Subject to market conditions and the sole discretion of our Board, we may seek one or more of the following liquidity events:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer us or our assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate us; or

•	otherwise create a liquidity event for our stockholders.
However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events. Our Board has the sole discretion to forego a liquidity event and continue operations if it deems such continuation to be in the best interests of our stockholders. Even if we accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what stockholders paid for their shares.
As discussed above, we have entered into the Merger Agreement. Please see "Overview--Pending Merger with GCEAR II" in this Item 1 for more details.
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
Our investment objectives and policies may be amended or changed at any time by our Board. Although we have no plans at this time to change any of our investment objectives, our Board may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if the Board deems such investments to be in the best interests of our stockholders.
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
In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:

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
There is no limitation on the amount we can borrow for the purchase of any property. At this time, we intend to maintain a leverage ratio of less than 50% to total asset value (as defined in our credit agreement). As of December 31, 2018, our leverage ratio (which we define as debt to total acquisition price) was approximately 45.4%.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate.
We will make acquisitions of our real estate investments directly through our Operating Partnership, or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, our affiliates, or other persons.
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
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property managers.
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
Joint Venture Investments
We may acquire properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations, such as Delaware Statutory Trusts (DSTs), with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, we will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that we use to evaluate other real estate investments.
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
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. To date we have sold nine properties, including two during the year ended December 31, 2018, for an average hold time of 4.1 years.

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
Affiliate Transaction Policy
Our Board has established a nominating and corporate governance committee, which reviews and approves all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our Board approves all transactions between us and our Advisor and its affiliates.
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, as amended     (the "1940 Act"). We will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, we will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
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
Employees
As of December 31, 2018, we employed 37 people.
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
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From inception and through December 31, 2018, we funded 94% of our cash distributions from cash flows provided by operating activities and 6% from offering proceeds. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions and Our Distribution Policy below. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to secure properties with leases or originate leases that generate rents to exceed our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to stockholders.
Our Series A Preferred Shares rank senior to our common stock and therefore, any cash we have to pay distributions will be used to pay distributions to the holders of Series A Preferred Shares first, which could have a negative impact on our ability to pay distributions to our common stockholders.

Our Series A Preferred Shares rank senior to all common stock, and therefore, the rights of holders of our Series A Preferred Shares to distributions will be senior to distributions to our common stockholders. Furthermore, distributions on our Series A Preferred Shares are cumulative and are declared and payable quarterly. We are obligated to pay the holders of our Series A Preferred Shares their current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution will be used first to pay distributions to the holders of our Series A Preferred Shares. The Series A Preferred Shares also have a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of our affairs (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our right to redeem the Series A Preferred Shares could have a negative effect on our ability to operate profitably and our ability to pay distributions to our common stockholders.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares including under our SRP, if and when it is reinstated.
There is currently no public market for our shares and there may never be one. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our Board, which may inhibit large investors from desiring to purchase our stockholders’ shares. Our SRP is temporarily suspended, but if and when it is reinstated, stockholders should be aware that it includes numerous restrictions that would limit their ability to sell their shares to us, including a requirement that the shares have been held for at least one year. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our DRP. During the quarter ended September 30, 2018, we reached the annual limitation and were unable to redeem shares for the remainder of the calendar year. Our Board could choose to amend, suspend or terminate our SRP upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
In determining net asset value, or NAV, per share, we relied upon a valuation of our properties as of June 30, 2018. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our new asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of June 30, 2018. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets.
Our NAV per share is based upon subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Therefore, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
Our NAV per share was based on an estimate of the value of our properties - consisting principally of illiquid commercial real estate - as of June 30, 2018. The valuation methodologies used by the independent appraiser retained by our nominating and corporate governance committee to estimate the value of our properties as of June 30, 2018 involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. As a result, our NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
We are newly self-managed.
The Self Administration Transaction was consummated on December 14, 2018, and therefore we are a newly self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to our former external Advisor and its affiliates; however, our expenses will include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former external Advisor and its affiliates. Our employees will provide services historically provided by the external Advisor and its affiliates. We will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.

We are subject to conflicts of interest relating to the management of GCEAR II by our officers.

GRECO and our management team serve as the sponsor and advisor of GCEAR II. We and GCEAR II have overlapping investment objectives and investment strategies. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as GCEAR II. We have implemented certain procedures to help manage any perceived or actual conflicts among us and GCEAR II, including adopting an allocation policy to allocate property acquisitions among the two companies. There can be no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Further, under the GCEAR II advisory agreement, we receive fees for various services, including, but not limited to, the day-to-day management of GCEAR II. The terms of this advisory agreement were not the result of arm’s-length negotiations between independent parties and, as a result, the terms of this agreement may not be as favorable to us as they would have been if we had negotiated these agreements with unaffiliated third parties.

If we lose or are unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of our executive officers, including Kevin A. Shields, Michael J. Escalante, Javier F. Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk, each of whom would be difficult to replace. We do not have an employment agreement with Mr. Shields. While we have employment agreements with Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk, we cannot guarantee that all, or any particular one, will remain affiliated with us. If any of our key personnel were to cease their affiliation with our Company, our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial and operational personnel. Competition for such personnel is intense, and we cannot assure stockholders that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.

Impairment of goodwill or other intangible assets resulting from the Self Administration Transaction may adversely affect our financial condition and results of operations.
Potential impairment of goodwill or other intangible assets and other acquired intangibles, resulting from the Self Administration Transaction could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment at least annually or upon the occurrence of a triggering event, as required by generally accepted accounting principles ("GAAP"). We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
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
We disclose funds from operations and adjusted funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and adjusted funds from operations are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), which are non-GAAP financial measures. FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and AFFO and GAAP net income differ because FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. AFFO further adjusts for straight-line rental income, amortization of in-place lease valuation, acquisition-related costs, financed termination fee, net, unrealized gains or losses on derivative instruments and gain or loss from extinguishment of debt.
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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division) shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our Company, our directors, our officers or our employees. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions.

We may have to reimburse the contributors of certain of our properties for tax liabilities when disposing of such properties pursuant to tax protection agreements.
In connection with the contribution of seven properties from certain affiliates of our former sponsor and several other third party investors, we have entered into tax protection agreements with the contributors. These agreements obligate our Operating Partnership to reimburse the contributors for tax liabilities resulting from their recognition of income or gain if we cause our Operating Partnership to take certain actions with respect to the various properties, the result of which causes income or gain to the contributors for a period subsequent to the contribution of such property as specified in the tax protection agreement. As a result, if we sell one of these properties, it could cause our Operating Partnership to provide reimbursements under the tax protection agreements if we do not reinvest the proceeds of the sale pursuant to Section 1031 of the Code or any other tax deferred investment.
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
Our charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to issue up to 900,000,000 shares of capital stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock. In addition, our board can authorize the issuance of preferred units under our Operating Partnership which may have similar preferential rights as preferred stock. There is no limit on the amount of preferred units our Operating Partnership could issue.
Our Series A Preferred Shares rank junior to our existing and future indebtedness and will rank junior to any class or series of stock we may issue in the future with terms specifically providing that such stock ranks senior to our Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of our liquidation and the interests of the holders of our Series A Preferred Shares could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The payment of amounts due on our Series A Preferred Shares are junior in payment preference to all of our existing and future debt and any securities we may issue in the future that have rights or preferences senior to those of our Series A Preferred Shares. We may issue additional shares of preferred stock in the future which, upon the prior affirmative vote or consent of the holders of at least two-thirds of the Series A Preferred Shares outstanding at the time, are on a parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets upon liquidation. Additional issuance of preferred securities or other transactions could reduce the pro-rata assets available for distribution upon liquidation and the holders of our Series A Preferred Shares may not receive their full liquidation preference if there are not sufficient assets. In addition, issuance of additional preferred securities or other transactions could dilute voting rights of the holders of the Series A Preferred Shares with respect to certain matters that require votes or the consent of such holders.

We may not be able to pay dividends or other distributions on our Series A Preferred Shares.

There can be no guarantee that we will have sufficient cash to pay dividends on the Series A Preferred Shares. Payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We cannot assure the holders of our Series A Preferred Shares that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Series A Preferred Shares and on our common stock, to pay our indebtedness or to fund our other liquidity needs.

Our Series A Preferred Shares will be subject to interest rate risk.

Dividends payable on the Series A Preferred Shares will be subject to interest rate risk. Because dividends on our Series A Preferred Shares will be predetermined, our costs may increase upon maturity or redemption of the securities. This risk might require us to sell investments at a time when we would otherwise not do so, which could adversely affect our ability to generate cash flow.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our Board. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the 1940 Act. If we become an unregistered investment company, we will not be able to continue our business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2018, we owned 74 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to registration under the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
If stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.
Our Board determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. Under the MGCL and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.
All other matters are subject to the discretion of our Board. Therefore, our stockholders are limited in their ability to change our policies and operations.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law. Our charter also limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. Our directors and certain of our officers also have indemnification agreements with the Company. Further, our charter permits us, with the approval of our Board, to provide indemnification and advancement of expenses to any of our employees or agents. Additionally, the Advisory Agreement requires us to indemnify our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents of our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our Board may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our DRP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, or (6) issue preferred units, existing stockholders and investors purchasing shares in our DRP Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. As of December 31, 2018, we had 166,285,021 shares of common stock issued and outstanding, and we owned approximately 86% of the limited partnership units of the Operating Partnership. GCC and certain of its affiliates owned approximately 12% of the limited partnership units of the Operating Partnership, and the remaining approximately 2% of the limited partnership units were owned by third parties. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.
In addition, the net book value per share of our common stock was approximately $6.76 as of December 31, 2018, as compared to our offering price per share pursuant to our DRP Offering of $10.05. Therefore, upon a purchase of our shares in the DRP Offering, stockholders will be immediately diluted based on the net book value. Net book value takes into account a deduction of commissions and/or expenses paid by us, and is calculated to include depreciated tangible assets, deferred financing costs, and amortized intangible assets, which include in-place market leases. Net book value is not an estimate of net asset value, or of the market value or other value of our common stock.

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
Risks Related to Our Pending Mergers
The exchange ratio is fixed and will not be adjusted in the event of any change in the relative values of the shares of GCEAR II common stock or our common stock.
Upon consummation of the Company Merger, each issued and outstanding share of our common stock (or fraction thereof) will be converted into the right to receive 1.04807 shares of newly created GCEAR II Class E common stock, and each issued and outstanding share of our Preferred Shares will be converted into the right to receive one share of newly created GCEAR II Series A cumulative perpetual convertible preferred stock. This exchange ratio is fixed pursuant to the Merger Agreement and will not be adjusted to reflect events or circumstances or other developments of which we or GCEAR II become aware or which occur after the date of the Merger Agreement, or any changes in the relative values of us and GCEAR II including, but not limited to:

•	changes in the respective businesses, operations, assets, liabilities or prospects of us and GCEAR II;

•	changes in general market and economic conditions and other factors generally affecting the relative values of our and GCEAR II’s assets;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and GCEAR II operate; or

•	other factors beyond the control of us and GCEAR II, including those described or referred to elsewhere in this “Risk Factors” section.
Any such changes may materially alter or affect the relative values of shares of GCEAR II common stock or our common stock. Therefore, if, between the date of the Merger Agreement and the consummation of the Mergers, the value of shares of our common stock increases or the value of shares of GCEAR II common stock decreases, the Merger Consideration may be less than the fair value of our stockholders’ shares of our common stock.

Completion of the Mergers is subject to a number of conditions, and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we or GCEAR II pay certain termination fees or, in certain circumstances, that we or GCEAR II pay expenses to the other party.

The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Mergers. The mutual conditions of the parties include, among others: (i) the approval of the Company Merger by the holders of a majority of the outstanding shares of our common stock; (ii) the approval of the Company Merger by the GCEAR II stockholders; (iii) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, prevent, or prohibit the Mergers or any of the transactions contemplated by the Merger Agreement; and (iv) the effectiveness of the registration statement on Form S-4 filed by GCEAR II for purposes of registering the GCEAR II Class E common stock to be issued in connection with the Company Merger. In addition, each party’s obligation to consummate the Company Merger is subject to certain other conditions, including, among others: (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement; (y) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Company Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel of each party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT and that the Company Merger will qualify as a tax-free reorganization.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our or GCEAR II’s results of operations and business prospects for the following reasons, among others: (i) each of us and GCEAR II will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect each company’s respective financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain management and other key employees of us, our affiliates and of GCEAR II and its affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us or GCEAR II, respectively. In addition, we or GCEAR II may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by August 31, 2019 and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, either we or GCEAR II may be required to pay the other party a termination fee of $52.2 million. The Merger Agreement also provides that one party may be required to reimburse the other party’s transaction expenses, not to exceed $5.0 million, if the Merger Agreement is terminated under certain circumstances.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective date of the Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the Combined Company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, subject to certain exclusions, we may be unable during the pendency of the Mergers to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The ownership percentage of our common stockholders will be diluted by the Company Merger.

The Company Merger will result in our common stockholders having an ownership stake in GCEAR II following the effective date of the Company Merger that is smaller than their current stake in GCEAR. Following the issuance of shares of GCEAR II Class E common stock to our stockholders pursuant to the Merger Agreement, our stockholders are expected to hold approximately 69% of GCEAR II common stock issued and outstanding immediately after the effective time of the Company Merger, based on the number of shares of GCEAR II common stock, limited partnership units in the GCEAR II Operating Partnership, and shares of our common stock currently outstanding and various assumptions regarding share issuances by GCEAR II prior to the effective time of the Company Merger. Consequently, our common stockholders, as a general matter, may have less influence over the management and policies of GCEAR II after the effective date of the Company Merger than they currently exercise over our management and policies.

The Merger Agreement contains provisions that could discourage a potential competing acquisition proposal or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of our directors, restrict our ability to solicit, initiate, knowingly encourage, or knowingly facilitate competing third-party proposals to acquire all, or a significant part, of us. In addition, we generally have an obligation to offer to modify the terms of the proposed Mergers in response to any competing acquisition proposals that may be made before our Board may withdraw or qualify its recommendation. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a termination fee to GCEAR II, and in certain other circumstances, we may be required to pay GCEAR II’s transaction expenses.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all, or a significant part, of us from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value imputed to the exchange ratio proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The Merger Agreement includes restrictions on our ability to make excess distributions to our stockholders, even if we would otherwise have net income and net cash available to make such distributions.

The Merger Agreement generally prohibits us from making distributions to our stockholders in excess of $0.694 per share of our common stock (determined on an annual basis), unless we obtain the prior written consent of GCEAR II. While we and GCEAR II have generally agreed to use our reasonable best efforts to close the Mergers in an expeditious manner, factors could cause the delay of the closing, which include obtaining the approval of the Company Merger from the common stockholders of us and GCEAR II. Therefore, even if we have available net income or net cash to make distributions to our stockholders and satisfy any other conditions to make such distributions, the terms of the Merger Agreement could prohibit such action.

The shares of GCEAR II common stock to be received by our common stockholders as a result of the Mergers will have rights different from shares of our common stock.

Upon completion of the Company Merger, the rights of our former common stockholders who become GCEAR II common stockholders will be governed by the charter and bylaws of GCEAR II and the MGCL. The rights associated with our common stock are different from the rights associated with GCEAR II common stock.

The Company Merger and the other transactions contemplated by the Merger Agreement are subject to approval by common stockholders of us and GCEAR II.

In order for the Company Merger to be completed, our stockholders must approve the Company Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of a majority of all the votes entitled to be cast on such proposal at our annual meeting. Pursuant to the Merger Agreement, as a condition to completing the Company Merger, GCEAR II stockholders must also approve the Company Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of a majority of all the votes cast on such proposal at the GCEAR II annual meeting. If these required votes are not obtained, the Company Merger may not be consummated.

The Merger Agreement contains provisions that grant our Board or GCEAR II's board of directors the ability to change its recommendation regarding the Mergers in certain circumstances based on the exercise of our or GCEAR II's directors’ duties.

We may change our recommendation regarding the Mergers, subject to the terms of the Merger Agreement, in response to a material change in circumstances or development that was not known to our Board prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which change in circumstances or development, or any material consequence thereof, becomes known to our Board prior to the effective time of the Mergers if our board determines in good faith, after consultation with its outside legal counsel, that failure to change its recommendation with respect to the Mergers would be inconsistent with our directors’ duties under applicable law.

In addition, GCEAR II may change its recommendation regarding the Mergers, subject to the terms of the Merger Agreement, in response to a material change in circumstances or development that was not known to GCEAR II's board or directors prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which change in circumstances or development, or any material consequence thereof, becomes known to the GCEAR II board of directors prior to the effective time of the Mergers if the GCEAR II board of directors determines in good faith, after consultation with its outside legal counsel, that failure to change its recommendation with respect to the Mergers would be inconsistent with the GCEAR II directors’ duties under applicable law.

There may be unexpected delays in the consummation of the Mergers.

The Mergers are expected to close during the first half of 2019 assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or GCEAR II may terminate the Merger Agreement if the Mergers have not occurred by August 31, 2019. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our and GCEAR II's stockholders, or satisfying the other closing conditions to which the Mergers are subject.

Risks Related to the Combined Company Following Consummation of the Proposed Mergers

The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the Mergers.

Following the Mergers, the Combined Company expects to continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which may pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the Combined Company’s expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, or other benefits.

The Combined Company will be newly self-managed.

The Self Administration Transaction was consummated on December 14, 2018, and assuming the Mergers are consummated, the Combined Company will be a self-managed REIT. The Combined Company will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of us and GCEAR II and their affiliates; however, the Combined Company’s expenses will include the compensation and benefits of the Combined Company’s officers, employees and consultants, as well as overhead previously paid by the former external advisors of us and GCEAR II and their affiliates. The Combined Company’s employees will provide services historically provided by the external advisors and their affiliates. The Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Combined Company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, the Combined Company has not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If the Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.

The Combined Company may need to incur additional indebtedness in the future.

In connection with executing the Combined Company’s business strategies following the Mergers, the Combined Company expects to evaluate the possibility of acquiring additional properties and making strategic investments, and the Combined Company may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the Combined Company, including: (i) hindering the Combined Company’s ability to adjust to changing market, industry or economic conditions; (ii) limiting the Combined Company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; (iv) making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and (v) placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.

Following the consummation of the Mergers, the Combined Company will assume certain potential liabilities relating to us.

Following the consummation of the Mergers, the Combined Company will have assumed certain potential liabilities relating to us. These liabilities could have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.

If and when the Combined Company has a potential liquidity event in the future (such as a merger, listing or sale of assets) (a “Strategic Transaction”), the market value ascribed to the shares of common stock of the Combined Company upon the Strategic Transaction may be significantly lower than the estimated value per share of us and GCEAR II considered by our respective board of directors in approving and recommending the Mergers.

In approving and recommending the Mergers, the GCEAR II board of directors, the GCEAR II special committee, our Board, and our special committee considered the most recent estimated value per share of GCEAR II and us as determined by our respective board of directors with the assistance of our respective third-party valuation experts. In the event that the Combined Company completes a Strategic Transaction after consummation of the Mergers, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such Strategic Transaction may be significantly lower than the current estimated values considered by the GCEAR II board of directors, the GCEAR II special committee, our board of directors and our special committee and the estimated value per share of GCEAR II that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Mergers. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the Mergers, the trading price of the shares may be significantly lower than the current GCEAR II estimated value per share of $9.62. There can be no assurance, however, that any such Strategic Transaction will occur.

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

Year of Lease Expiration (1)	Net Rent (unaudited) (2)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019	$9,880		10	2,218,400	4.7%
2020	23,318		11	1,602,300	11.0
2021	15,123	(3)	8	1,470,300	7.1
2022	11,207		5	648,300	5.3
2023	8,886	(3)	5	504,200	4.2
2024	32,689		11	3,252,600	15.4
>2025	110,712		40	9,472,800	52.3
VACANT	—		—	697,100	—
Total	$211,815		90	19,866,000	100.0%

(1)	Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

(2)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2018 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(3)
Included in the net rent amount is approximately 52,900 square feet related to a lease expiring in 2021 with the remaining square footage expiring in 2023. We included the lessee in the number of lessees in 2021.

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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2018, approximately 12.6%, 11.0%, and 9.3% of our net rents for the 12-month period subsequent to December 31, 2018 was concentrated in the states of Texas, California, and Georgia, respectively. Additionally, as of December 31, 2018, approximately 14.9%, 11.3% and 10.4% of our net rents for the 12-month period subsequent to December 31, 2018 was concentrated in the Capital Goods, Telecommunication Services, and Insurance industries, respectively.
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
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries which would reduce our cash available for distribution to our stockholders.
Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat each of Griffin Capital Essential Asset TRS, Inc. and Griffin Capital JVMB (Fort Worth), LLC as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT, we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2018, we owned a fee simple interest in 74 properties, encompassing approximately 19.9 million rentable square feet and an 80% interest in an unconsolidated joint venture. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties.
Revenue Concentration
No lessee or property, based on net rents for the 12-month period subsequent to December 31, 2018, pursuant to the respective in-place leases, was greater than 5.5% as of December 31, 2018.
The percentage of net rents for the 12-month period subsequent to December 31, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$26,750	10	12.6%
California	23,205	5	11.0
Georgia	19,616	5	9.3
Ohio	19,416	8	9.2
Arizona	17,758	5	8.4
Illinois	16,553	7	7.8
Colorado	16,538	5	7.8
New Jersey	11,531	3	5.4
Florida	10,320	4	4.9
South Carolina	10,080	2	4.8
All Others (1)	40,048	20	18.8
Total	$211,815	74	100.0%

(1)	All others account for less than 4% of total net rents on an individual basis.

The percentage of net rents for the 12-month period subsequent to December 31, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$31,491	12	14.9%
Telecommunication Services	23,835	7	11.3
Insurance	22,044	9	10.4
Health Care Equipment & Services	21,107	9	10.0
Diversified Financials	16,309	5	7.7
Energy	12,913	5	6.1
Software & Services	12,818	10	6.1
Retailing	12,262	4	5.8
Consumer Durables & Apparel	11,439	4	5.4
Consumer Services	8,270	4	3.9
Technology, Hardware & Equipment	8,156	4	3.9
Media	7,773	3	3.7
All others (2)	23,398	14	10.8
Total	$211,815	90	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 3% of total net rents on an individual basis.
The tenant lease expirations by year based on net rents for the 12-month period subsequent to December 31, 2018 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019	$9,880		10	2,218,400	4.7%
2020	23,318		11	1,602,300	11.0
2021	15,123	(2)	8	1,470,300	7.1
2022	11,207		5	648,300	5.3
2023	8,886	(2)	5	504,200	4.2
2024	32,689		11	3,252,600	15.4
>2025	110,712		40	9,472,800	52.3
VACANT	—		—	697,100	—
Total	$211,815		90	19,866,000	100.0%

(1)	Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

(2)
Included in the net rent amount is approximately 52,900 square feet related to a lease expiring in 2021 with the remaining square footage expiring in 2023. We included the lessee in the number of lessees in 2021.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 11, 2019, we had approximately $1.7 billion in shares of common stock outstanding, including $255.9 million in shares issued pursuant to our DRP, held by a total of approximately 36,400 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
We are currently selling shares of our common stock to the public pursuant to the 2017 DRP Offering at a price of $10.05 per share (our most recently published estimated NAV). Our Board established this share price following its receipt of a third-party report from an advisor to the Board regarding the determination of the Company's NAV as of June 30, 2018. See Determination of Estimated Value Per Share below.
Determination of Estimated Value Per Share
On October 24, 2018, our Board approved an estimated value per share of our common stock of $10.05 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The estimated value per share was determined after consultation with our Advisor and Robert A. Stanger & Co, Inc. ("Stanger"), an independent third-party valuation firm not affiliated with our Advisor. Stanger was selected by our nominating and corporate governance committee to appraise the properties in our portfolio as of June 30, 2018. Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations, and similar transactions. Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties and relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures. In determining an estimated value per share, our Board considered the reports provided by Stanger and information provided by our Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our Board deems to be appropriate valuation methodologies and assumptions.
Upon the Board’s receipt and review of the reports, the recommendation of the nominating and corporate governance committee, and the recommendation of our Advisor, the Board approved $10.05 as the estimated value of our common stock as of June 30, 2018, which determinations are ultimately and solely the responsibility of the Board.
In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant; made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control; and made assumptions with respect to certain factual matters. Furthermore, Stanger's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to June 30, 2018, and any material change in such circumstances and conditions may affect Stanger's analyses and conclusions. Stanger's report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein.
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
For additional information on the methodology used in calculating our estimated value per share, please refer to our Current Report on Form 8-K filed with the SEC on October 26, 2018.
Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.
Recent Sales of Unregistered Securities
On August 8, 2018, we entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee)(the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, $0.001 par value per share, at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), we issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125 million (the "First Issuance"). We paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to third parties unaffiliated with us or the former sponsor. The Advisor incurred transaction-related expenses of approximately $0.2 million, which will be reimbursed by us. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date (the "Second Issuance Date") for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement (the "Second Issuance"). Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
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
On December 14, 2018, in connection with the Self Administration Transaction, we issued 20,438,684 OP Units to GC LLC as consideration for the contribution to our Operating Partnership of all the membership interests in GRECO and certain assets related to the business of GRECO. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act. These OP Units may not be exchanged for shares of our common stock until November 30, 2020. After such date, GC LLC will have the right to cause their OP Units to be redeemed by our Operating Partnership or purchased by us for cash. In either event, the cash amount to be paid will be equal to the cash value of the number of our shares that would be issuable if the OP Units were exchanged for our shares based on the conversion ratio set forth in our operating partnership agreement. Alternatively, at our sole discretion, we may elect to purchase the OP Units by issuing shares of our common stock for OP Units exchanged based on the conversion ratio set forth in our operating partnership agreement. Such exchange rights are subject to the other limitations set forth in our operating partnership agreement.
On March 14, 2019, we issued 7,000 shares of restricted common stock to each of Gregory M. Cazel and Ranjit M. Kripalani, upon each of their respective re-elections to our Board. The shares vested 50% at the time of grant and will vest 50% upon the first anniversary of the grant date, subject to their continued service as a director during such vesting period. The issuance of these securities was effected without registration in reliance upon Regulation D promulgated under the Securities Act. No underwriters were involved with the issuance of such securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 10, Equity – Share Redemption Program, we adopted a SRP that enables stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may, under certain circumstances, be able to have all or any portion of their shares of stock redeemed by us. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. During any calendar year, we will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the DRP.
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Redemption requests must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the following month.
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
We processed the redemption requests according to the SRP policy described above and redeemed 16.7% of the shares requested at a weighted average price per share of $9.76 and carried forward the unprocessed portion of such requests.  As a result, standard redemption requests for the quarter ended September 30, 2018 were processed on a pro-rata basis and were paid out on October 31, 2018. As the 5% maximum was reached for the quarter ended September 30, 2018, the Company did not process any redemption requests for the quarter ended December 31, 2018.

During the year ended December 31, 2017, we redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. During the year ended December 31, 2018, we redeemed 8,695,600 shares of common stock for approximately $83.6 million at a weighted average price per share of $9.61 pursuant to the SRP. Our Board may choose to amend, suspend, or terminate the SRP upon 30 days' written notice at any time, which may be provided through our filings with the SEC. Since inception and through December 31, 2018, we had redeemed 24,545,498 shares of common stock for approximately $241.2 million at a weighted average price per share of $9.83 pursuant to the SRP. Since inception and through June 30, 2018, we have honored all redemption requests.
On December 12, 2018, in connection with the proposed Company Merger, our Board approved the temporary suspension of the SRP, effective as of January 19, 2019. The SRP shall remain suspended until such time, if any, as the Board of the Company may approve the resumption of the SRP.

During the quarter ended December 31, 2018, we redeemed shares under our SRP as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2018 (1)	682,078	$9.77	682,078	(2)
November 30, 2018	—	—	—	(2)
December 31, 2018	—	—	—	(2)

(1)	Shares redeemed in the month of October 2018 were pursuant to redemption requests received during the quarter ended September 30, 2018.

(2)
A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table. As disclosed above, we reached the maximum number of shares available for redemption for 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenue (1)	$336,359	$346,490	$344,274	$292,853	$203,191
Income before other income and (expenses)	$77,980	$82,294	$73,531	$35,109	$22,501
Net income	$22,038	$146,133	$26,555	$15,621	$14
Net income (loss) attributable to common stockholders	$17,618	$140,657	$25,285	$(3,750)	$(18,654)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.10	$0.81	$0.14	$(0.02)	$(0.17)
Distributions declared per common share	$0.68	$0.68	$0.68	$0.69	$0.68
Balance Sheet Data
Total real estate, net	$2,534,952	$2,442,576	$2,685,837	$2,760,049	$1,805,333
Total assets	$3,012,775	$2,803,410	$2,894,803	$3,037,390	$2,053,656
Total debt, net	$1,353,531	$1,386,084	$1,447,535	$1,473,427	$613,905
Total liabilities	$1,527,079	$1,512,835	$1,574,274	$1,636,859	$743,707
Perpetual convertible preferred shares	$125,000	$—	$—	$—	$250,000
Redeemable noncontrolling interests	$4,887	$4,887	$4,887	$4,887	$12,543
Redeemable common stock	$11,523	$33,877	$92,058	$86,557	$56,421
Total stockholders’ equity	$1,112,083	$1,220,706	$1,193,470	$1,287,769	$973,507
Total equity	$1,344,286	$1,251,811	$1,223,584	$1,309,087	$990,985
Other Data
Net cash provided by operating activities (2)	$120,859	$142,097	$137,457	$99,972	$89,980
Net cash (used in) provided by investing activities (2)	$(194,496)	$254,568	$9,496	$(401,524)	$(747,789)
Net cash (used in) provided by financing activities (2)	$(76,945)	$(238,660)	$(183,814)	$274,942	$743,162

(1)	Property expense recovery reimbursements are presented gross on the statement of operations for all periods presented.

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
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As a result of the Self Administration Transaction, we are now self-managed and we acquired the advisory, asset management and property management business of GRECO (which includes such arrangements for both us and GCEAR II). GRECO is now the sponsor for GCEAR II. In connection with the Self Administration Transaction, 37 employees of GCC became direct employees of GRECO. Through the GCEAR II Advisor, we are responsible for, among other things, managing GCEAR II’s affairs on a day-to-day basis and identifying and making acquisitions and investments on GCEAR II’s behalf.
We issued 126,592,885 total shares of our common stock for gross proceeds of approximately $1.3 billion pursuant to the Private Offering and Public Offerings since 2008. We also issued approximately 41,800,000 shares of our common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015.
On December 14, 2018, we entered into the Merger Agreement with GCEAR II in connection with the Mergers. Under the terms of the Merger Agreement, each share of our common stock issued and outstanding will be converted into the right to receive 1.04807 shares of GCEAR II's common stock. The Mergers are subject to customary closing conditions, including the receipt of approval of both our and GCEAR II’s stockholders, thus, there is no guarantee that the Mergers will be consummated.  In connection with the proposed Mergers, our Board approved the temporary suspension of our DRP effective as of December 30, 2018.  All December distributions were paid in cash only. On February 15, 2019, the Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on or around March 1, 2019. Also in connection with the proposed Mergers, our Board approved the temporary suspension of the SRP, effective as of January 19, 2019.  The SRP will remain suspended until such time, if any, as our Board may approve the resumption of the SRP.
As of December 31, 2018, our real estate portfolio, consisted of 74 properties in 20 states and 90 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rents for the 12-month period subsequent to December 31, 2018 is approximately $211.8 million with approximately 61.4% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or, in management's belief, equivalent ratings. Our portfolio, based on square footage, is approximately 96.5% leased as of December 31, 2018, with a weighted average remaining lease term of 6.55 years, weighted average annual rent increases of approximately 2.1%, and a debt to total real estate acquisition price of 45.4%.
Critical Accounting Policies and Estimates
We have established accounting policies which conform to GAAP in the United States as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2018, we recorded no impairment provision related to the lease intangibles, building and land.
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 4.7% of our annualized base rental revenue will expire during the period from January 1, 2019 to December 31, 2019. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period January 1, 2019 to December 31, 2019, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management, and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Same Store Analysis
For the year ended December 31, 2018, our "Same Store" portfolio consisted of 70 properties, encompassing approximately 17.5 million square feet, with an acquisition value of $2.7 billion and net rents of $192.1 million (for the 12-month period subsequent to December 31, 2018). Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 70 properties for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$227,623	$231,608	$(3,985)	(2)%
Lease termination income	14,218	14,603	(385)	(3)%
Property expense recoveries	69,680	70,926	(1,246)	(2)%
Property operating expense	47,438	47,877	(439)	(1)%
Property tax expense	41,278	41,593	(315)	(1)%
Property management fees to affiliates	8,899	8,796	103	1%
Impairment provision	—	8,460	(8,460)	(100)%
Depreciation and amortization	109,832	109,600	232	0%
Interest expense	8,830	10,370	(1,540)	(15)%
Rental Income
The decrease in rental income of approximately $4.0 million compared to the same period a year ago is primarily the result of (1) approximately $4.2 million as a result of terminations/expired leases subsequent to June 30, 2017; and (2) $1.7 million due to a vacancy in the prior year; offset by (3) approximately $1.0 million in acceleration of amortization of intangibles primarily related to early lease terminations; and (4) new leases/lease extensions of approximately $0.8 million in the current year.

Lease Termination Income
The decrease in lease termination income of approximately $0.4 million is primarily the result of $14.2 million in termination income related to the 2500 Windy Ridge Parkway and South Lake at Dulles properties in the prior year; offset by $13.7 million in termination income related to the 2500 Windy Ridge Parkway, 2275 Cabot Drive and 11200 West Parkland properties in the current year.
Impairment Provision
During the year ended December 31, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy and the 333 East Lake Street property write-down on building and land, we recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceeded the fair value in the prior year.
Interest Expense
The decrease of approximately $1.5 million as compared to the same period in the prior year is primarily the result of two mortgage loan payoffs during the year ended December 31, 2017.
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

	Year Ended December 31,		Increase/ (Decrease)	Percentage Change
	2017	2016
Rental income	$230,572	$237,971	$(7,399)	(3)%
Lease termination income	14,603	1,197	13,406	1,120%
Property expense recoveries	70,479	73,041	(2,562)	(4)%
Property operating expense	47,020	47,047	(27)	—%
Property tax expense	41,504	43,333	(1,829)	(4)%
Asset management fees to affiliates	20,072	19,976	96	—%
Property management fees to affiliates	8,781	8,734	47	1%
Impairment provision	8,460	—	8,460	100%
Depreciation and amortization	108,897	119,392	(10,495)	(9)%
Interest expense	9,366	11,484	(2,118)	(18)%
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
Impairment Provision
The increase in impairment provision expense is a result of (1) Westinghouse Electric Company, LLC filing for bankruptcy and (2) the 333 East Lake Street property write-down of building and land, we recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceed the fair value.
Depreciation and Amortization
The decrease of approximately $10.5 million as compared to the same period in the prior year is primarily the result of (1) approximately $9.4 million in amortization of intangibles as a result of early lease terminations and (2) $2.2 million related to assets fully depreciated in the current year; offset by (3) $1.3 million related to intangibles placed in service subsequent to December 31, 2017.
Interest Expense
The decrease of approximately $2.1 million as compared to the same period in the prior year is primarily the result of four mortgage loan payoffs subsequent to April 30, 2016.
Portfolio Analysis
As of December 31, 2018, we owned 74 properties. We may continue to draw from our unsecured credit facility, issue additional preferred units or use proceeds from dispositions to acquire assets that adhere to our investment criteria.
Comparison of the Years Ended December 31, 2018 and 2017
The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$247,442	$257,465	$(10,023)	(4)%
Lease termination income	15,671	14,604	1,067	7%
Property expense recoveries	73,246	74,421	(1,175)	(2)%
Property operating expense	49,509	50,918	(1,409)	(3)%
Property tax expense	44,662	44,980	(318)	(1)%
Asset management fees to affiliates	23,668	23,499	169	1%
Property management fees to affiliates	9,479	9,782	(303)	(3)%
Self administration transaction expense	1,331	—	1,331	100%
General and administrative expenses	6,968	7,322	(354)	(5)%
Corporate operating expenses to affiliates	3,594	2,652	942	36%
Depreciation and amortization	119,168	116,583	2,585	2%
Impairment provision	—	8,460	(8,460)	100%
Interest expense	55,194	51,015	4,179	8%
Rental Income
Rental income for the year ended December 31, 2018 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. The decrease in rental income of approximately $10.0 million is primarily the result of (1) approximately $28.2 million as a result of two properties sold during the fourth quarter of 2017 and terminations/expired leases subsequent to June 30, 2017; and (2) $1.7 million due to a contraction in the prior year; offset by (3) approximately $1.0 million in acceleration of amortization of intangibles primarily related to early lease terminations; (4)

approximately $17.7 million of rental income related to properties acquired subsequent to September 30, 2017; and (5) new/amended leases/lease extensions of approximately $0.8 million in the current year.
Lease Termination Income
The increase in lease termination income of approximately $1.1 million is primarily the result of $15.5 million in termination income related to the 333 East Lake Street, 2500 Windy Ridge Parkway, 2275 Cabot Drive and 11200 West Parkland properties in the current year; offset by $14.2 million in termination income related to the 2500 Windy Ridge Parkway and South Lake at Dulles properties in the prior year.
Self Administration Transaction
Self administration transaction expenses for the year ended December 31, 2018 increased by approximately $1.3 million compared to the same period a year ago primarily as a result of legal and professional service fees incurred in connection with the Self Administration Transaction. See Note 4, Self Administration Transaction, for additional details.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the year ended December 31, 2018 increased by approximately $0.9 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Impairment Provision
During the year ended December 31, 2017, as a result of Westinghouse Electric Company, LLC filing for bankruptcy and the 333 East Lake Street property write down on building and land, we recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceed the fair value in prior year.
Interest Expense
The increase of approximately $4.2 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $10.7 million as a result of the Bank of America loan; and (2) approximately $6.5 million in higher LIBO rates; offset by (3) approximately $6.0 million in Revolver Loan interest expense due to pay downs during 2017 and the current year; (4) approximately $5.7 million as a result of favorable swap positions in the current period; and (5) $1.3 million payoff of two mortgage loans subsequent to June 30, 2017.
Comparison of the Years Ended December 31, 2017 and 2016
As of December 31, 2017, we owned 73 properties.

The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$257,465	$267,654	$(10,189)	(4)%
Lease termination income	14,604	1,211	13,393	1,106%
Property expense recoveries	74,421	75,409	(988)	(1)%
Property operating expense	50,918	50,986	(68)	—%
Property tax expense	44,980	45,789	(809)	(2)%
Asset management fees to affiliates	23,499	23,530	(31)	—%
Property management fees to affiliates	9,782	9,740	42	—%
Acquisition fees and expenses to non-affiliates	—	541	(541)	(100)%
Acquisition fees and expenses to affiliates	—	1,239	(1,239)	(100)%
General and administrative expenses	7,322	6,544	778	12%
Corporate operating expenses to affiliates	2,652	1,525	1,127	74%
Depreciation and amortization	116,583	130,849	(14,266)	(11)%
Impairment provision	8,460	—	8,460	100%
Interest expense	51,015	48,850	2,165	4%
Rental Income
Rental income for the year ended December 31, 2017 is comprised of base rent and adjustments to straight-line contractual rent, offset by in-place lease valuation amortization. The decrease in rental income of approximately $10.2 million is primarily the result of (1) approximately $7.4 million in reduction of occupied space; (2) approximately $4.5 million in three assets sold in 2017; offset by (3) approximately $1.8 million in assets acquired subsequent to January 2016.
Lease Termination Income
The increase in lease termination income of approximately $13.4 million is primarily the result of lease terminations on the 2500 Windy Ridge Parkway and South Lake at Dulles properties during 2017.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates and affiliates decreased by approximately $1.8 million for the year ended December 31, 2017 compared to the same period a year prior as a result of an accounting standard, which clarified the definition of a business combination, which we adopted on January 1, 2017. Under the clarified definition, our one acquisition through the year ended December 31, 2017 did not qualify as a business combination; consequently, we accounted for the transaction as an asset acquisition. Thus, approximately $4.1 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017 increased by approximately $0.8 million compared to the same period a year prior primarily as a result of higher state taxes.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the year ended December 31, 2017 increased by approximately $1.1 million compared to the same period a year prior primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.

Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2017 consisted of (1) depreciation of building and building improvements of our properties of $56.0 million and (2) amortization of the contributed and acquired values allocated to tenant origination and absorption costs of $60.6 million. The decrease of approximately $14.3 million as compared to the same period in the prior year is primarily the result of (1) approximately $3.4 million related to three sales in the current period; (2) $0.8 million related to one property reclassified as held for sale during the year ended December 31, 2017; and (3) $11.8 million related to acceleration of amortization expense and assets fully depreciated during the prior period; offset by (4) $1.1 million related to intangibles placed in service subsequent to December 31, 2016.
Impairment Provision
During the year ended December 31, 2017, as a result of (1) Westinghouse Electric Company, LLC filing for bankruptcy and (2) the 333 East Lake Street property write down on building and land, we recorded an impairment provision of approximately $8.5 million related to the lease intangibles, building and land as it was determined that the carrying value of these assets exceed the fair value.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations ("MFFO") (as defined by the Institute for Portfolio Alternatives) as a non-GAAP measure of operating performance.  Management decided to replace the MFFO measure with AFFO because AFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management. In addition, AFFO is a measure used among our peer group, which includes publicly traded REITs. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of AFFO based on the following economic considerations:

•
Deferred rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded on a straight-line basis and create deferred rent. As deferred rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of deferred rent to arrive at AFFO as a means of determining operating results of our portfolio.

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
Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$22,038	$146,133	$26,555
Adjustments:
Depreciation of building and improvements	60,120	55,982	56,707
Amortization of leasing costs and intangibles	59,020	60,573	74,114
Impairment provision	—	8,460	—
Equity interest of depreciation of building and improvements - unconsolidated entities	2,594	2,496	2,486
Equity interest of amortization of intangible assets - unconsolidated entities	4,644	4,674	4,751
Gain from sale of depreciable operating property	(1,231)	(116,382)	—
Gain on acquisition of unconsolidated entity	—	—	(666)
FFO	$147,185	$161,936	$163,947
Distributions to redeemable preferred shareholders	(3,275)	—	—
Distributions to noncontrolling interests	(4,737)	(4,737)	(4,493)
FFO, net of noncontrolling interest and redeemable preferred distributions	$139,173	$157,199	$159,454
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest and redeemable preferred distributions	$139,173	$157,199	$159,454
Adjustments:
Acquisition fees and expenses to non-affiliates	1,331	—	541
Acquisition fees and expenses to affiliates	—	—	1,239
Revenues in excess of cash received (straight-line rents)	(7,730)	(11,372)	(14,751)
Amortization of (below) above market rent	(685)	1,689	3,287
Amortization of debt premium (discount)	32	(414)	(1,096)
Amortization of ground leasehold interests (below market)	28	28	28
Amortization of deferred revenue	—	—	(1,228)
Revenues in excess of cash received	(12,532)	(12,845)	(1,202)
Financed termination fee payments received	15,866	11,783	1,322
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	116	(311)	(735)
Unrealized (gain) loss on derivatives	—	(28)	49
Equity interest of amortization of above/(below) market rent - unconsolidated entities	2,956	2,968	2,984
AFFO	$138,555	$148,697	$149,892

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
As of December 31, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $206.1 million.
Bank of America Loan
On September 29, 2017, we, through ten special purpose entities wholly owned by our Operating Partnership, entered into a loan agreement with Bank of America, N.A. (together with its successors and assigns, the "Lender") in which we borrowed $375.0 million (the “Bank of America Loan”).
The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on ten properties.The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77%. The Bank of America Loan requires monthly payments of interest only.

Derivative Instruments
As discussed in Note 7, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Unsecured Credit Facility. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps as of December 31, 2018 and 2017 (dollars in thousands):

				Fair Value (1)		Current Notional Amount (2)
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2018	2017	2018	2017
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$5,245	$3,255	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	—	458	—	300,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,987)	—	125,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,628)	—	100,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(1,636)	—	100,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(1,711)	—	100,000	—
Total				$(1,717)	$3,713	$850,000	$725,000

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2018, derivatives in an asset/liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of December 31, 2018 and 2017.

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
See Note 11, Perpetual Convertible Preferred Shares, to the consolidated financial statements for further discussion regarding the Series A Preferred Shares.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$1,362,179	$6,570	$729,092	$123,395	$503,122
Interest on outstanding debt obligations (2)	254,755	54,598	73,574	47,902	78,681
Interest rate swaps (3)	8,635	—	1,255	4,121	3,259
Ground lease obligations	204,614	1,032	2,064	2,494	199,024
Total	$1,830,183	$62,200	$805,985	$177,912	$784,086

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2018. Projected interest payments on the Revolver Loan and Term Loan are based on the contractual interest rate in effect at December 31, 2018.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of December 31, 2018.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our 2017 DRP Offering, operating cash flows generated from our properties, and draws from our Unsecured Credit Facility.
Our cash, cash equivalent and restricted cash balances decreased by approximately $150.6 million during the year ended December 31, 2018 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2018, we generated $120.9 million compared to $142.1 million for the year ended December 31, 2017. Net cash provided in operating activities before changes in operating assets and liabilities for the year ended December 31, 2018 decreased by approximately $3.9 million to approximately $133.1 million compared to approximately $137.0 million for the year ended December 31, 2017.
Investing Activities. During the year ended December 31, 2018, we used approximately $194.5 million in cash in investing activities compared to approximately $254.6 million provided by investing activities during the same period in 2017. The $449.1 million decrease in cash generated in investing activities is primarily related to the following:
•$383.1 million decrease in cash proceeds from disposition of properties in the prior period;
•$61.2 million increase in cash paid for property acquisitions, and payments for construction in progress;
•$3.3 million increase in cash paid for an investment in an unconsolidated joint venture; and
•$2.0 million increase in cash paid for acquisition deposits; offset by
•$0.8 million decrease in disbursements of cash on building improvements.

Financing Activities. During the year ended December 31, 2018, we used approximately $76.9 million of cash in financing activities compared to approximately $238.7 million in cash used in financing activities during the same period in 2017. The decrease in cash used in financing activities of $161.8 million is primarily comprised of the following:
•$335.0 million decrease in principal repayments under the Unsecured Credit Facility;
•$22.5 million decrease in principal payoff of mortgage debt;
•$15.3 million decrease in repurchases of common stock;
•$3.3 million decrease in deferred financing costs;
•$120.0 million increase in the issuance of preferred equity subject to redemption in the current year, net of offering costs for the preferred shares issued in the current year; and
•$42.1 million increase in proceeds from borrowings under the Unsecured Credit Facility; offset by
•$375.0 million decrease in proceeds from borrowings under the Bank of America Loan in the prior year; and
•$1.2 million increase in dividends paid on preferred units subject to redemption.
Distributions and Our Distribution Policy
Distributions will be paid to our common stockholders as of the record date selected by our Board. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and
•financings and refinancings.

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in future public offerings (if any), or a combination thereof. From inception and through December 31, 2018, we funded 94% of our cash distributions from cash flows provided by operating activities and 6% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the year ended December 31, 2018 and year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$4,737			$4,737
Distributions paid in cash — common stockholders	71,822			71,124
Distributions paid in cash — preferred stockholders	1,228			—
Distributions of DRP	40,838			49,541
Total distributions	$118,625	(1)		$125,402
Source of distributions (2)
Paid from cash flows provided by operations	$77,787		66%	$75,861	60%
Offering proceeds from issuance of common stock pursuant to the DRP	40,838		34%	49,541	40%
Total sources	$118,625	(3)	100%	$125,402	100%

Net cash provided by operating activities	$120,859			$142,097

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2018 were $12.2 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2018, we paid and declared distributions of approximately $116.5 million to common stockholders including shares issued pursuant to the DRP, approximately $4.7 million to the limited partners of our Operating Partnership and approximately $3.3 million to preferred stockholders, as compared to FFO, net of noncontrolling interest distributions, and AFFO for the year ended December 31, 2018 of approximately $139.2 million and $138.6 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2018, we paid approximately $592.5 million of cumulative distributions (excluding preferred distributions), including approximately $252.8 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $348.8 million.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 16, Subsequent Events, to the consolidated financial statements.

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
On August 31, 2018, we executed four interest rate swap agreements to hedge future variable cash flows associated with LIBOR. The forward-starting interest rate swaps with a total notional amount of $425.0 million become effective on July 1, 2020 and have a term of five years.
As of December 31, 2018, our debt consisted of approximately $1.1 billion in fixed rate debt (including the interest rate swap) and approximately $290.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.6 million). As of December 31, 2017, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swaps) and approximately $19.3 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.7 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR Rate floor of 0%, on our variable-rate debt, including our Unsecured Credit Facility and our mortgage loans, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $2.9 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a)    During the quarter ended December 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our Board.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning Executive Officers and Directors
Included below is certain information regarding our executive officers and directors. Each of our directors is elected annually to serve for a one-year term. Our executive officers are elected annually by our Board and serve at the discretion of the board. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	60	Chairman of the Board of Directors and Executive Chairman	8/2008 - present
Michael J. Escalante	58	Chief Executive Officer and President	8/2008 - present
Javier F. Bitar	57	Chief Financial Officer and Treasurer	6/2016 - present
Howard S. Hirsch	53	Chief Legal Officer and Secretary	1/2015 - present
Louis K. Sohn	43	Managing Director, Acquisitions & Corporate Finance	12/2018 - present
Scott Tausk	60	Managing Director, Asset Management	12/2018 - present
Don G. Pescara	55	Vice President - Acquisitions	8/2008 - present
Julie A. Treinen	59	Vice President - Asset Management	8/2008 - present
Gregory M. Cazel	56	Independent Director	2/2009 - present
Ranjit M. Kripalani	59	Independent Director	1/2017 - present
Kevin A. Shields, our Executive Chairman and the Chairman of our Board, has been an officer and director since our formation and served as our Chief Executive Officer from 2008 until December 14, 2018. Mr. Shields is also the Chief Executive Officer of GCC, which he founded in 1995 and which indirectly owns our dealer manager. Mr. Shields served as the Chief Executive Officer of our dealer manager until June 2017. Mr. Shields also currently serves as Chief Executive Officer and Chairman of the Board of GCEAR II, positions he has held since November 2013; as President and trustee of Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”), a 1940 Act interval fund sponsored by GCC, positions he has held since November 2013; and as President and trustee of Griffin Institutional Access Credit Fund (“GIA Credit Fund”), a 1940 Act interval fund sponsored by GCC, positions he has held since January 2017. He also serves as a non-voting special observer of the board of directors of Griffin American Healthcare REIT III, Inc. (“GAHR III”) and Griffin American Healthcare REIT IV, Inc. (“GAHR IV”), both of which are public non-traded REITs co-sponsored by GCC, and as a member of the investment committee of the advisor of GAHR III. Before founding GCC, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate at the Haas School of Business, the Chair Emeritus of the board of directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields’ active participation in the management of our operations and his extensive experience in the real estate and real estate financing industries support his appointment to our Board.
Michael J. Escalante is our Chief Executive Officer, a position he has held since December 2018, and our President, a position he has held since June 2015. He was formerly our Chief Investment Officer, a position he held from August 2008 until December 2018. Mr. Escalante has also served as President of our advisor since its initial formation and served as GCC’s Chief Investment Officer from June 2006 until December 2018. Mr. Escalante also currently serves as President of GCEAR II, a position he has held since its formation. He also serves as a member of the investment committee of the respective advisors of GAHR III, GAHR IV, and GIA Real Estate Fund. With more than 30 years of real estate related investment experience, he has been responsible for completing in excess of $8.2 billion of commercial real estate transactions throughout the United States. Prior to joining GCC in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the firm’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles, and a B.S. in Commerce from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.
Javier F. Bitar is our Chief Financial Officer and Treasurer, and has served in that capacity since June 2016. Mr. Bitar also currently serves as Chief Financial Officer and Treasurer of GCEAR II, positions he has held since June 2016. Mr. Bitar has over 33 years of commercial real estate related accounting and financial experience, including over 20 years of senior management-level experience. Mr. Bitar has been involved in over $11 billion of real estate transactions. Prior to joining GCC, from July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. From January 2014 to July 2014, Mr. Bitar served as the Proprietor of JB Realty Advisors, a real estate consulting and advisory company. From July 2008 to December 2013, Mr. Bitar served as the Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company’s real estate investment and development portfolio. Mr. Bitar also served as Senior Investment Officer at Maguire Properties, Inc. from 2003 to 2008 and as Partner and Senior Financial Officer at Maguire Partners from 1987 to 2003. Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.
Howard S. Hirsch is our Chief Legal Officer and Secretary, positions he has held since December 2018. Prior to that, he served as our Vice President and Assistant Secretary from January 2015 until December 2018. Mr. Hirsch also serves as Vice President and Secretary of GCEAR II, positions he has held since June 2014; as Vice President and Secretary of our advisor, positions he has held since November 2014; as Vice President and Assistant Secretary of GIA Real Estate Fund, positions he has held since January 2015; and as Vice President and Assistant Secretary of GIA Credit Fund, positions he has held since January 2017. Mr. Hirsch served as Vice President and General Counsel - Securities of GCC from June 2014 until December 2018. He also serves as a member of the investment committee of the advisor of GIA Credit Fund. Prior to joining GCC in June 2014, Mr. Hirsch was a shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 20years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch’s experience also includes registrations under the Securities Act and the 1940 Act, reporting under the Exchange Act, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, FINRA, and “Blue Sky” regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. degree from Indiana University and his J.D. degree from The John Marshall Law School in Chicago, Illinois.

Louis K. Sohn is our Managing Director, Acquisitions & Corporate Finance and has held that position since December 2018. Mr. Sohn joined GCC in 2006 as Vice President - Acquisitions and became Senior Vice President - Acquisitions in January 2012 and Director - Acquisitions in December 2014 until he resigned from GCC in December 2018. Mr. Sohn is responsible for sourcing and underwriting acquisition opportunities for us. During Mr. Sohn's more than 15-year career in real estate, he has been responsible for over $4 billion of transactional volume including participating in numerous property acquisitions, debt placement, investment sales and note sale assignments. Most recently and prior to joining GCC, Mr. Sohn was an Associate Director with Holliday Fenoglio Fowler where he was instrumental in launching the firm's note sale advisory business. Prior to Holliday Fenoglio Fowler, Mr. Sohn was an Associate with Secured Capital Corp. in Los Angeles. Mr. Sohn began his real estate career as an Analyst with Column Financial, a securitized lender, in 1997. Mr. Sohn earned his B.S. in Economics from the Wharton School of the University of Pennsylvania.
Scott A. Tausk is our Managing Director, Asset Management and has held that position since December 2018. Mr. Tausk joined GCC in 2013 as Managing Director - Asset Management until he resigned from GCC in December 2018. Mr. Tausk has over 20 years of asset management experience, including 13 years as Managing Director of Asset and Portfolio Management for Transwestern Investment Company, where he led the execution of active business plans, including property repositioning, leasing, and operating efficiency across a 15 million square foot portfolio. In addition to asset management experience, Mr. Tausk has experience with real estate development, construction management, and third party property management. He currently serves as an advisor to Gensler, a global architectural firm, where he helps Gensler connect with the commercial real estate owner. Mr. Tausk earned a B.S. in Civil Engineering from Purdue University and an MBA from the University of Chicago's Booth School of Business. Mr. Tausk is a registered Professional Engineer and a licensed Real Estate Managing Broker in the state of Illinois.
Don G. Pescara is our Vice President - Acquisitions and has held that position since our formation. Mr. Pescara has also served as Vice President - Acquisitions for GCEAR II since November 2013. Mr. Pescara is responsible for our activities in the midwestern U.S. and is based in the firm’s Chicago office. Prior to joining GCC in January 1997, Mr. Pescara was a Director at Cohen Financial in the Capital Markets Unit, responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen’s merchant banking group. Prior to joining Cohen, Mr. Pescara was a Director at CB Commercial Mortgage Banking Group. During his more than 25-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.
Julie A. Treinen is our Vice President - Asset Management and has held that position since our formation. Ms. Treinen also currently serves as Vice President - Asset Management for GCEAR II, a position she has held since November 2013. Before joining GCC in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven-year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an M.B.A. degree from the University of California at Berkeley, and a B.A. degree in Economics from the University of California at Los Angeles.
Gregory M. Cazel is one of our independent directors and is the Chairman of our nominating and corporate governance committee and our compensation committee and a member of our audit committee. He has been one of our independent directors since February 2009. Since December 2015, Mr. Cazel has been a Regional Loan Originator for HUNT Real Estate Capital in Chicago. His responsibilities include originating CMBS, balance sheet equity and Fannie Mae and Freddie Mac loans for the company. From May 2013 to November 2015, Mr. Cazel was a Managing Director in the Real Estate Capital Markets division of Wells Fargo Bank, NA, in Chicago, where he originated both CMBS and balance sheet loans for the bank, working with mortgage bankers and direct borrowers throughout the Midwest. Prior to that, Mr. Cazel was an Executive Vice

President with A10 Capital beginning in June 2010, and became a Principal in the firm in October 2010. A10 Capital specializes in financing commercial real estate and providing advisory and management services for the workout of all types of troubled loans and real estate assets. From October 2009 to April 2010, Mr. Cazel was the Midwest Regional Director for Real Estate Disposition Corp., LLC, a real estate auction marketing firm, specializing in selling residential, commercial, multi-family and hospitality properties and land, as well as performing and non-performing notes and loan pools. Mr. Cazel is also President of Midwest Residential Partners, LLC, a private real estate investment firm, which he formed in July 2008. Mr. Cazel has more than 34 years of commercial real estate finance, acquisition, loan origination and securitization, mortgage banking, underwriting, analysis, and investment experience. Throughout his career, Mr. Cazel has been responsible for closing in excess of $5.0 billion of commercial real estate loans including fixed-rate, floating-rate, and mezzanine financings throughout the United States. From January 2009 to October 2009, Mr. Cazel was a Partner with Prairie Realty Advisors, Inc., a mortgage banking firm. From April 2007 to June 2008, Mr. Cazel was an Executive Director with Dexia Real Estate Capital Markets Company, a Division of Dexia Bank, a Belgium-based financial institution, where he was responsible for establishing the Chicago office and managing the Midwest presence for the CMBS loan program. From 1999 to April 2007, Mr. Cazel was a Vice President at JP Morgan Mortgage Capital where he ran a commercial loan production team that closed over $3.6 billion in permanent, floating, and mezzanine loans, representing the highest loan production volume in the country for JP Morgan during his tenure. Mr. Cazel earned a B.A. in the Liberal Arts and Sciences College, with a concentration in Real Estate and Finance, from the University of Illinois.
We believe that Mr. Cazel’s decades of experience in the mortgage industry and real estate finance industry and his nine years of experience as a director of non-traded REITs support his appointment to our Board.
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
We believe that Mr. Kripalani’s extensive real estate and business experience and his four years of experience as a director of a REIT supports his appointment to our Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security (collectively, the "Reporting Persons") to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). Reporting Persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018 or written representations that no additional forms were required, to the best of our knowledge, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following: Louis K. Sohn filed one late Form 3 and Scott Tausk filed one late Form 3. There are no known failures to file a required Form 3, Form 4 or Form 5.
Code of Ethics
Our Board adopted a Code of Ethics and Business Conduct on December 1, 2009, which was amended and restated on November 3, 2016 (the “Code of Ethics”) and which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors, and officers of our advisor, and its affiliates, who perform material functions for us. We make sure that each individual subject to the Code of Ethics acknowledges reviewing and receipt thereof. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of

Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Corporate Governance” section of our website, www.griffincapital.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Director Nominations
During the year ended December 31, 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board, as described in our most recent proxy statement.
Audit Committee
Our Board has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company's financial reporting and internal controls and facilitates open communication among the audit committee, the Board, outside auditors and management. Our audit committee adopted a charter on October 28, 2009, which was most recently amended and restated on March 1, 2016 (the "Audit Committee Charter"), and was ratified by our Board. A copy of our Audit Committee Charter is available in the "Corporate Governance" section of our website, www.griffincapital.com. The audit committee assists our Board by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; (5) considering the range of audit and non-audit fees; and (6) reviewing the adequacy of our internal accounting controls. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.
The members of the audit committee are our two independent directors, Gregory M. Cazel and Ranjit M. Kripalani each of whom is also independent as defined in Rule 10A-3 under the Exchange Act, with Mr. Kripalani serving as Chairman of the audit committee. Our Board has determined that Mr. Kripalani satisfies the requirements for an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Kripalani as the audit committee financial expert in accordance with applicable SEC rules. The Audit Committee held four meetings during 2018.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Executive Compensation
Prior to the completion of the Self Administration Transaction, our executive officers were employed and compensated by GCC and its affiliates for their services to us. Beginning December 14, 2018, and pursuant to the Self Administration transaction, our executive officers became our employees; however, per the Self Administration Transaction, we did not begin to compensate them until January 1, 2019.

As a result, in 2018, we did not have a compensation policy or program for our executive officers. If we compensated our executive officers directly, the following executive officers would be considered our “Named Executive Officers” as defined in Item 402 of Regulation S-K for the fiscal year ended December 31, 2018:
•Michael J. Escalante, Chief Executive Officer and President;
•Kevin A. Shields, Executive Chairman, Former Chief Executive Officer;
•Javier F. Bitar, Chief Financial Officer and Treasurer;
•Howard S. Hirsch, Chief Legal Officer and Secretary; and
•David C. Rupert, Former Executive Vice President.
Prior to the Self Administration Transaction, our executive officers were officers of our Advisor and its affiliates, and were compensated by such entities for their services to us. We paid these entities fees and reimbursed expenses pursuant to our Advisory Agreement. Certain of these reimbursements to our Advisor included reimbursements of a portion of the compensation paid by our Advisor and its affiliates to our Named Executive Officers for services provided to the Company, for which we did not pay our Advisor a fee. For the year ended December 31, 2018, these reimbursements to our Advisor totaled approximately $0.7 million. Of this amount, $0.4 million was attributed to Mr. Bitar, $0.1 million was attributed to Mr. Rupert and $0.2 million was attributed to Mr. Hirsch. No reimbursements were attributed to Mr. Shields or Mr. Escalante. The reimbursable expenses included components of salaries, bonuses, benefits and other overhead charges and were based on the percentage of time each such Named Executive Officer spent on our affairs. Our compensation committee did not determine these amounts, but did review with management the allocations of time to the Company and determined that such allocations were fair and reasonable to the Company. Our Named Executive Officers received significant additional compensation from our Advisor and its affiliates that we did not reimburse.
Following the Self Administration Transaction, we entered into employment agreements with our five current executive officers. Effective January 1, 2019, we began compensating our executive officers under arrangements approved by the compensation committee and our Board. The executive compensation program contains a base salary, short-term incentive program (cash bonus based on annual goals), and long-term incentive program (equity award based on a target percentage of base salary subject to multi-year vesting conditions).

Compensation Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has determined that the Compensation Discussion and Analysis - Executive Compensation be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Gregory M. Cazel (Chairman)                                                Ranjit M. Kripalani
March 15, 2019
The preceding Compensation Report to stockholders is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Current Arrangements With Executive Officers
Employment Agreement with Mr. Escalante
In connection with Mr. Escalante's appointment as our Chief Executive Officer, on December 14, 2018, we, GRECO and our Operating Partnership entered into an Employment Agreement with Mr. Escalante to serve as our Chief Executive Officer and President (the “Escalante Employment Agreement”). The Escalante Employment Agreement has an initial term of five years and will automatically renew for additional one year periods thereafter, unless either we or Mr. Escalante provide advance written notice of our or his intent not to renew or unless sooner terminated in accordance with the terms thereof (the “Term”).
Pursuant to the terms of the Escalante Employment Agreement, Mr. Escalante is entitled to, among other things:

•	Beginning January 1, 2019, an annual base salary of $800,000, subject to annual review for increase (but not decrease) by our board of directors or a committee thereof;

•
Beginning January 1, 2019, earn an annual cash bonus opportunity (“Incentive Bonus”) with threshold, target and maximum award opportunities of 175%, 250% and 325%, respectively, of the base salary actually paid for such year (subject to adjustment if our common stock becomes listed on an established stock exchange). The entitlement to and payment of an annual Incentive Bonus is subject to the approval of the compensation committee, except that for 2019 and 2020, Mr. Escalante is guaranteed to receive an Incentive Bonus equal to at least the applicable target level for each such year;

•	Equity awards as follows:

◦
In the first quarter of 2019, Mr. Escalante will be granted a time-based equity award with respect to either shares of our common stock or OP Units, in a form to be determined by the compensation committee, which will vest ratably over four years (the “Initial Equity Award”). The Initial Equity Award will have a value of $7 million;

◦
The Initial Equity Award will be the sole equity award granted to Mr. Escalante until January 2021, at which time, we will propose to grant Mr. Escalante an equity award with a target value of $3.5 million and which will be 100% time-vested if our common stock is not then listed on an established stock exchange, or will be a minimum of 40% time-vested if our common stock is then listed on an established stock exchange, with the remainder subject to performance-based vesting (the “2021 Equity Award”). The 2021 Equity Award is subject to approval by the compensation committee, which may approve a greater or lesser target value and will establish the terms and conditions applicable to the 2021 Equity Award; and

•	Payments and benefits upon termination of employment as follows:

◦
Death or Disability (as defined in the Escalante Employment Agreement): (i) base salary earned but not paid as of the termination date, any Incentive Bonus earned by Mr. Escalante for the prior calendar year but not yet paid, reimbursement for unpaid expenses to which Mr. Escalante is entitled to reimbursement, and any accrued vacation time or other vested compensation or benefits to which Mr. Escalante is entitled under any benefits plans (collectively, the “Accrued Obligations”); (ii) the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Escalante was employed during such calendar year, assuming target performance; (iii) a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Escalante Employment Agreement); and (iv) the automatic vesting of (1) all outstanding equity awards held by Mr. Escalante as of immediately prior to his termination, assuming target performance for any performance period that has not yet ended (the “Equity Award Vesting”), and (2) Mr. Escalante's account under our Executive Deferred Compensation Plan, in full.

◦
Without Cause or with Good Reason (as such terms are defined in the Escalante Employment Agreement): (i) the Accrued Obligations; (ii) a pro-rated Incentive Bonus for the calendar year in which such termination occurs (assuming target individual performance and actual Company performance), pro-rated for the amount of time Mr. Escalante was employed during such calendar year; (iii) a lump sum payment equal to three (3) times the sum of (A) his base salary then in effect plus (B) the average of the Incentive Bonus paid to Mr. Escalante for the prior two calendar years preceding the year in which such termination occurs (or, in the event such termination date occurs prior to the end of two years after the effective date of the Escalante Employment Agreement, Mr. Escalante's target Incentive Bonus for any such years not yet elapsed); (iv) a lump sum payment equal to 24 months (or, if such termination occurs prior to December 31, 2020, 36 months) of Healthcare Benefits (as defined in the Escalante Employment Agreement); (v) the Equity Award Vesting; and (vi) the vesting in full of Mr. Escalante's account under our Executive Deferred Compensation Plan.

◦
Termination by us without Cause or by Mr. Escalante with Good Reason during the Term and within six months preceding, on or 12 months following a Change in Control (as defined in the Escalante Employment Agreement) of the Company: all of the benefits and payments described in the paragraph “Without Cause or with Good Reason” above, except that the Healthcare Benefits will be calculated to cover 36 months.

The Escalante Employment Agreement also provides that Mr. Escalante will be subject to customary non-compete, non-solicitation, non-disparagement and other restrictive covenants.

Employment Agreements With Other Officers

On December 14, 2018, we also entered into employment agreements with each of Javier Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk. Each of such employment agreements (collectively, the “Employment Agreements”) is substantially similar to the material terms of the Escalante Employment Agreement except as noted below:

Javier Bitar. Mr. Bitar serves as our Chief Financial Officer and Treasurer. His initial base salary is $450,000 and his Incentive Bonus threshold, target and maximum award opportunities are 100%, 150%, and 200%, respectively. His Initial Equity Award will have a value of $1.0 million and he will be eligible to receive annual equity awards beginning in 2020. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Bitar will receive a lump sum payment equal to 1.5 times his base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Bitar will receive a lump sum payment equal to 2.5 times his base salary plus Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits.

Howard S. Hirsch. Mr. Hirsch serves as our Chief Legal Officer and Secretary. His initial base salary is $400,000 and his Incentive Bonus threshold, target and maximum award opportunities are 75%, 100%, and 150%, respectively. His Initial Equity Award will have a value of $650,000 and he will be eligible to receive annual equity awards beginning in 2020. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Hirsch will receive a lump sum payment equal to 1.5 times his base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Hirsch will receive a lump sum payment equal to 2.5 times his base salary plus Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits. In addition, the agreement provides that as part of his employment with us, Mr. Hirsch will also provide services to GCC and its affiliates pursuant to the Administrative Services Agreement at cost.

Louis K. Sohn. Mr. Sohn serves as our Managing Director, Acquisitions & Corporate Finance. His initial base salary is $300,000 and his Incentive Bonus threshold, target and maximum award opportunities are 75%, 125%, and 175%, respectively. His Initial Equity Award will have a value of $500,000 and he will be eligible to receive annual equity awards beginning in 2020. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Sohn will receive a lump sum payment equal to 1 times his base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 1 year of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Sohn will receive a lump sum payment equal to 2 times his base salary plus Incentive Bonus and a lump sum payment equal to 24 months of Healthcare Benefits.

Scott Tausk. Mr. Tausk serves as our Managing Director, Asset Management. His initial base salary is $300,000 and his Incentive Bonus threshold, target and maximum award opportunities are 75%, 125%, and 175%, respectively. His Initial Equity Award will have a value of $500,000 and he will be eligible to receive annual equity awards beginning in 2020. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Tausk will receive a lump sum payment equal to 1 times his base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 1 year of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Tausk will receive a lump sum payment equal to 2 times his base salary plus Incentive Bonus and a lump sum payment equal to 24 months of Healthcare Benefits.

Indemnification Agreements
On and effective as of December 14, 2018, we entered into indemnification agreements with each of our directors and our continuing executive officers (each, an “Indemnitee”). The indemnification agreements obligate us, if an Indemnitee is or is threatened to be made a party to, or witness in, any proceeding by reason of such Indemnitee’s status as a present or former director, trustee, officer, partner, manager, member, fiduciary, employee or agent of the Company, or as a director, trustee, officer, partner, manager, member, fiduciary, employee or agent of another entity that the Indemnitee served in such capacity at our request, to indemnify such Indemnitee, and advance expenses actually and reasonably incurred by him or her, or on his or her behalf, unless it has been established that:

•	the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•	the Indemnitee actually received an improper personal benefit in money, property or services; or

•	with respect to any criminal action or proceeding, the Indemnitee had reasonable cause to believe his or her conduct was unlawful.
In addition, except as described below, an Indemnitee is not entitled to indemnification pursuant to the indemnification agreement:

•	if the proceeding was one brought by us or on our behalf and the Indemnitee is adjudged to be liable to the Company;

•	if the Indemnitee is adjudged to be liable on the basis that a personal benefit was improperly received in a proceeding charging improper personal benefit to the Indemnitee; or

•	if the Indemnitee is adjudged to be liable on the basis that a personal benefit was improperly received in a proceeding charging improper personal benefit to the Indemnitee; or

•
in any proceeding brought against us by the Indemnitee other than to enforce his or her rights under the indemnification agreement, and then only to the extent provided by the agreement, and except as may be expressly provided in our bylaws, a resolution of our board of directors or our stockholders entitled to vote generally in the election of directors or an agreement approved by our board of directors.

Notwithstanding the limitations on indemnification described above, on application by an Indemnitee to a court of appropriate jurisdiction, the court may order indemnification of such Indemnitee if the court determines that such Indemnitee is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the Indemnitee (a) has met the standard of conduct set forth above, or (b) has been adjudged liable for receipt of an improper personal benefit. Under Maryland law, any such indemnification is limited to the expenses actually and reasonably incurred by the Indemnitee, or on his or her behalf, in connection with any proceeding by or on behalf of us or in which the Indemnitee was adjudged liable for receipt of an improper personal benefit. If the court determines that the Indemnitee is so entitled to indemnification, the Indemnitee will also be entitled to recover from us the expenses of securing such indemnification.
Notwithstanding, and without limiting, any other provision of the indemnification agreements, if an Indemnitee is made a party to any proceeding by reason of such Indemnitee’s status as a present or former director, trustee, officer, partner, manager, member, fiduciary, employee or agent of the Company, or as a director, trustee, officer, partner, manager, member, fiduciary, employee or agent of another entity that the Indemnitee served in such capacity at our request, and such Indemnitee is successful, on the merits or otherwise, as to one or more (even if less than all) claims, issues or matters in such proceeding, we must indemnify such Indemnitee for all expenses actually and reasonably incurred by him or her, or on his or her behalf, in connection with each successfully resolved claim, issue or matter, including any claim, issue or matter in such a proceeding that is terminated by dismissal, with or without prejudice.
In addition, the indemnification agreements require us to advance reasonable expenses incurred by an Indemnitee within ten days of the receipt by us of a statement from the Indemnitee requesting the advance, provided the statement evidences the expenses and is accompanied by:

•	a written affirmation of the Indemnitee’s good faith belief that he or she has met the standard of conduct necessary for indemnification; and

•	a written undertaking to reimburse us if a court of competent jurisdiction determines that the Indemnitee is not entitled to indemnification.
The indemnification agreements also provide for procedures for the determination of entitlement to indemnification, including a requirement that such determination be made by independent counsel after a change of control of the Company.
Director Compensation
Summary Compensation Table
The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kevin A. Shields	$—	$—	$—	$—	$—	$—	$—
Gregory M. Cazel	90,000	—	—	—	—	—	90,000
Ranjit M. Kripalani	90,000	—	—	—	—	—	90,000
Total	$180,000	$—	$—	$—	$—	$—	$180,000

We believe that our director compensation program is competitive with those of similarly situated companies in our industry, and further aligns the interests of our directors with those of our stockholders.  In establishing our director compensation, we have taken note of and considered compensation paid by similarly situated companies in our industry, but we have not performed systematic reviews of such compensation nor engaged in benchmarking.  Consequently, information about other companies’ specific compensation policies has not been a primary consideration in forming our director compensation policies and decisions.  Like many other companies, we issue restricted stock awards to our directors, in addition to providing for an annual retainer.  We have found that the value of these compensation components may be difficult to measure, and therefore believe that comparing them in an objective way to similar arrangements developed by other companies may be of limited value.
Our compensation committee fulfills all of the responsibilities with respect to officer and director compensation. Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for service on our Board or any of its committees. Each non-employee independent director received compensation for services on our Board and its committees as provided below.
On March 8, 2017, our Board adopted a Director Compensation Plan (the "Director Compensation Plan"). The Director Compensation Plan governs cash and equity compensation to the independent directors.
Cash Compensation to Directors
Pursuant to our Director Compensation Plan, for the year ended December 31, 2018, we paid each of our independent directors a retainer of $90,000 in equal quarterly installments. We do not pay separate meeting fees for attendance at our Board or committee meetings.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board.
Employee and Director Long-Term Incentive Plan Awards to Independent Directors
Our Employee and Director Long-Term Incentive Plan (the "Plan") was approved and adopted on February 12, 2009, prior to the commencement of our initial public offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights and other equity-based awards, including, but not limited to, restricted stock. As of the year ended December 31, 2018, we had issued 35,000 shares pursuant to the Plan.
Pursuant to the Plan, we issued 5,000 shares of restricted stock to each independent director on March 3, 2014 who was serving at that time and to Mr. Kripalani upon his appointment to our Board on January 31, 2017, which vested immediately upon grant (the "Initial Restricted Stock Awards"). On each of June 12, 2014, June 16, 2015, and June 15, 2016, we also issued additional awards of 1,000 shares of restricted stock to each independent director upon each of their respective re-elections to our Board, which will generally vest ratably over a period of three years from the date of re-election. Pursuant to the Director Compensation Plan, on each of June 14, 2017 and March 14, 2019, we issued additional awards of 7,000 shares of restricted stock to each independent director upon each of their respective re-elections to our Board, which vested 50% at the time of grant and will vest 50% upon the first anniversary of the grant date, subject to the independent director's continued service as a director during such vesting period (the "Annual Restricted Stock Awards"). Such Annual Restricted Stock Award consists of 1,000 shares of restricted stock under Section 7.4 of the Plan and an additional 6,000 shares of restricted stock. The Annual Restricted Stock Awards will immediately vest in the event of certain liquidation events, as defined in the Annual Restricted Stock Awards. As of December 31, 2018, Mr. Cazel has received a total of 15,000 shares of restricted stock, 14,667 of which have vested. As of December 31, 2018, Mr. Kripalani has received a total of 12,000 shares of restricted stock, all of which have vested. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards. See Item 12 for additional information regarding the Plan.

Compensation Committee Interlocks and Insider Participation
The directors who served as members of our compensation committee during the year ended December 31, 2018 were Messrs. Cazel and Kripalani, our independent directors. No member of the compensation committee was an officer or employee of the Company while serving on the compensation committee. During the year ended December 31, 2018, Mr. Shields (our Executive Chairman and Chairman of the Board) and Mr. Escalante (our Chief Executive Officer and President) served as directors of GCEAR II.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Stock
The following table sets forth, as of February 28, 2019, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our Named Executive Officers as of December 31, 2018; and (4) all of our current directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 166,601,264 shares of common stock outstanding as of February 28, 2019.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Michael J. Escalante, Chief Executive Officer and President	5,034		*
David C. Rupert, Former Executive Vice President (3)	—		—
Javier F. Bitar, Chief Financial Officer and Treasurer	—		—
Howard S. Hirsch, Chief Legal Officer and Secretary	—		—
Kevin A. Shields, Chairman of the Board of Directors and Executive Chairman	—		*
Gregory M. Cazel, independent director	20,071	(4)	*
Ranjit M. Kripalani, independent director	12,000	(5)	*
All directors and current executive officers as a group (10 persons)	47,961		*
* Represents less than 1% of our outstanding common stock as of February 28, 2019.

(1)	The address of each beneficial owner listed is Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Rupert resigned as our Executive Vice President on December 14, 2018.

(4)
Mr. Cazel was awarded 5,000 shares of restricted stock on March 4, 2014, which are fully vested, 1,000 shares of restricted stock upon his re-election to our Board on June 12, 2014, which are fully vested, 1,000 shares of restricted stock upon his re-election to our Board on June 16, 2015, which are fully vested, 1,000 shares of restricted stock upon his re-election to our Board on June 15, 2016, which will vest ratably over a period of three years from the date of grant and 7,000 shares of restricted stock upon his re-election to our Board on June 14, 2017, which are fully vested. The amounts listed include all shares of restricted stock that have vested as of February 28, 2019 or will vest within 60 days of such date.

(5)
Mr. Kripalani was awarded 5,000 shares of restricted stock on January 31, 2017, which are fully vested and 7,000 shares of restricted stock upon his re-election to our Board on June 14, 2017, which are fully vested. The amounts listed include all shares of restricted stock that have vested as of February 28, 2019 or will vest within 60 days of such date.

Securities Authorized for Issuance under Equity Compensation Plans
On February 12, 2009, our Board adopted our Employee and Director Long-Term Incentive Plan (the “Plan”) in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our Advisor and its affiliates that provide services to us and who do not have any beneficial ownership of our Advisor and its affiliates, entities and full-time employees of entities that provide services to us, and certain consultants to us, our Advisor and its affiliates that provide services to us.
The term of the Plan was 10 years and expired on February 19, 2019. The total number of shares of common stock reserved for issuance under the Plan was 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2018, awards totaling 35,000 shares of restricted stock have been granted to our independent directors under the Plan.
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
The following table provides information about the common stock that may be issued under the Plan as of December 31, 2018:

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

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, we had 166,285,021 outstanding shares of common stock, including shares issued pursuant to the DRP; therefore the Plan was limited to the issuance of 10,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
General
Certain of our executive officers hold ownership interests in and are officers of our operating partnership, our property manager, and other affiliated entities, and one of our directors holds ownership interests in our former sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and GCEAR II; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; and (4) development of our properties by affiliates.
Our nominating and corporate governance committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by the MGCL where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our affiliates. In addition, our charter contains a number of restrictions relating to (1) transactions we enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities.
Our nominating and corporate governance committee reviewed the material transactions between us and our affiliates during the year ended December 31, 2018. As described in more detail below, prior to the Self Administration Transaction, we were a party to three types of agreements giving rise to material transactions between us and our affiliates: our Advisory Agreement, our operating partnership agreement, and our property management agreements. As part of the Self Administration Transaction, we became a party to a Contribution Agreement, Administrative Services Agreement and Registration Rights Agreement, as well as GCEAR II's advisory and property management agreements. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.

Advisory Agreement
Our advisor is Griffin Capital Essential Asset Advisor, LLC. Our advisor was formed in Delaware on August 27, 2008 and as of December 14, 2018, owned by our Operating Partnership. Some of our officers are also officers of our advisor. Our advisor has contractual responsibility to us and our stockholders pursuant to the advisory agreement.
Prior to the Self Administration Transaction, our advisor managed our day-to-day activities pursuant to our advisory agreement. Pursuant to our advisory agreement, we reimbursed our advisor for certain services and payments, including payments made by our advisor to third parties, including in connection with potential acquisitions. Under our advisory agreement, our advisor undertook to use its commercially reasonable efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board. In its performance of this undertaking, our advisor, either directly or indirectly by engaging an affiliate, was responsible for the following, among other duties and subject to the authority of our Board:

•	finding, evaluating, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;

•	serving as our investment and financial advisor and providing research and economic and statistical data in connection with our assets and our investment policies;

•	acquiring properties and making investments on our behalf in compliance with our investment objectives and policies;

•	structuring and negotiating the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	reviewing and analyzing each property’s operating and capital budget;

•	arranging, structuring and negotiating financing and refinancing of properties;

•	performing all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consulting with our officers and Board and assisting the Board in formulating and implementing our financial policies;

•
preparing and reviewing on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	providing the daily management and performing and supervising the various administrative functions reasonably necessary for our management and operations; and

•
investigating, selecting, and, on our behalf, engaging and conducting business with such third parties as our advisor deemed necessary to the proper performance of its obligations under the advisory agreement.

The term of our advisory agreement is one year and will end on November 14, 2019, but may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the advisory agreement and the fees thereunder annually prior to any renewal. Additionally, any party may terminate the advisory agreement without penalty upon 60 days’ written notice. If we elect to terminate the advisory agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our advisory agreement, our advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our Board in making an orderly transition of the advisory function. Our advisory agreement remains in effect at this time.
Our former sponsor was entitled through December 31, 2018 to receive various fees and expenses under the terms of the advisory agreement, including an acquisition fee equal to 2.5% of the contract purchase price (as such term is defined in the advisory agreement) of each property we acquired and a monthly asset management fee for managing our assets equal to an annual fee of 0.75% of the aggregate asset value of our assets.
We also reimbursed our external advisor’s direct and indirect costs of providing administrative and management services to us. Our operating expenses were (in the absence of a satisfactory showing to the contrary) deemed to be excessive, and our external advisor was required to reimburse us in the event our total operating expenses for the 12 months then ended exceeded the greater of 2% of our average invested assets or 25% of our net income, unless a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2018, our expenses were within such limits.
Operating Partnership Agreement
On December 14, 2018, we entered into (i) a Fourth Amended and Restated Limited Partnership Agreement of our Operating Partnership (the “Operating Partnership Agreement”), which amends and supersedes the Third Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”), and (ii) a Redemption of Limited Partner Interest Agreement (the “Limited Partner Interest Redemption Agreement”) with our advisor and our Operating Partnership, pursuant to which our Operating Partnership will redeem all of the limited partnership interests held by our advisor in the Operating Partnership.

As a result of the entry into the above-described Limited Partner Interest Redemption Agreement and the Operating Partnership Agreement, (1) references to the limited partner interests previously held by our advisor in the Operating Partnership have been removed from the Operating Partnership Agreement, in connection with the redemption of such interests pursuant to the Limited Partner Interest Redemption Agreement, (2) provisions related to the subordinated incentive distributions payable to our advisor pursuant to the limited partnership interests have been removed from the Operating Partnership Agreement, and (3) provisions related to the authorization of the Series A Preferred Units and designation of the rights, powers, privileges, restrictions, qualifications and limitations of the Series A Preferred Units have been added. Accordingly, we and our Operating Partnership will no longer have any obligation to make the Subordinated Incentive Listing Distribution, Subordinated Distribution Due Upon Extraordinary Transaction or Subordinated Distribution Due Upon Termination (each as defined in the Former OP Agreement).

Property Management Agreements
Our property manager is wholly owned by Griffin Capital Property Management, LLC ("GCPM"). As of December 14, 2018, our Operating Partnership is the owner of GCPM. Our property manager manages our properties pursuant to our property management agreements.
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
We anticipate that the property management agreements with our Property Manager will have terms of one year and shall be automatically extended for additional one-year periods unless we or our Property Manager give sixty (60) days' prior written notice of such party's intention to terminate a property management agreement. Under the property management agreements, our Property Manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with us or our business, including, without limitation, property management services for other parties, including other REITs.

Contribution Agreement
On December 14, 2018, our Operating Partnership, as contributee, and the Company, as the general partner of the Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with GCC and GC LLC, as contributors, whereby the Operating Partnership acquired 100% of the membership interests in GRECO and substantially all of GRECO’s operating assets, including its 100% membership interests in (i) our advisor, (ii) GCEAR II’s advisor, (iii) GCPM, (iv) our property manager and (v) Griffin Capital Essential Asset Property Management II, LLC, the property manager for GCEAR II, as well as certain of GCC’s operating assets which are for the sole, exclusive use of GRECO, including but not limited to (a) all personal property used in or necessary for the conduct of GRECO’s business (except for furniture and fixtures located at the El Segundo headquarters and leased to the Operating Partnership), (b) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “Essential Asset” brand and related trademark) and certain domain names, (c) certain continuing employees and the key persons who have executed employment agreements, and (d) certain other assets as set forth in the Contribution Agreement, in exchange for 20,438,684 OP Units.

In addition, the Operating Partnership will pay GC LLC in OP Units earn-out consideration, which will be the amount in excess of $3,000,000 received by GCEAR II’s advisor as a performance distribution attributable to all of the real estate or real estate-related assets owned by GCEAR II as of the closing date, until the earlier to occur of (A) the date that is five (5) years following the date of the Contribution Agreement and (B) the date that the total earn-out consideration paid equals $25,000,000; provided, however, that if the Company Merger is consummated prior to the occurrence of (A) or (B), then upon completion of the Company Merger, the Operating Partnership will pay to GC LLC earn-out consideration in the form of OP Units having an aggregate value of $25,000,000. Except for payment in the event of the Company Merger (which will be due and payable upon the completion of the Company Merger), payments of earn-out consideration will commence upon the date that is one year following the date of the Contribution Agreement and will be made annually thereafter until GC LLC is no longer entitled to receive the earn-out consideration in accordance with the Contribution Agreement.

Upon consummation of the Company Merger, the Operating Partnership will pay GCC in cash earn-out consideration equal to (i) 37.25% of the amounts received by GCEAR II’s advisor as advisory fees pursuant to the GCEAR II advisory agreement with respect to the incremental common equity invested in GCEAR II’s follow-on public offering from the closing of the Company Merger through the termination of GCEAR II’s follow-on public offering, plus (ii) 37.25% of the amounts that would have been received by the GCEAR II advisor as performance distributions pursuant to the operating partnership agreement of GCEAR II, with respect to assets acquired by GCEAR II from the closing date of the Company Merger through the termination of the follow-on public offering. Such cash earn-out consideration will accrue on an ongoing basis and be paid quarterly; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in GCEAR II pursuant to its follow-on public offering from the closing of the Company Merger through the termination of such follow-on public offering.
As part of the Self Administration Transaction, we, through GRECO, hired the workforce currently responsible for the management and day to day real estate and accounting operations of the Company and GCEAR II under the various agreements acquired.
The Contribution Agreement contains customary representations, warranties, covenants and agreements of the Company, the Operating Partnership, GCC and GC LLC.

Administrative Services Agreement
On December 14, 2018, we entered into an Administrative Services Agreement with the Operating Partnership, GCC, GC LLC, GRECO and Griffin Capital Essential Asset TRS, Inc. (“TRS”) (the “Administrative Services Agreement”), pursuant to which, effective January 1, 2019, GCC and GC LLC will continue to provide certain operational and administrative services at cost to us, the Operating Partnership, TRS, and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement.
Registration Rights Agreement
On December 14, 2018, we, our Operating Partnership and GC LLC entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, GC LLC (or any successor holder) has the right after November 30, 2020 (the “Lock-Up Expiration”) to request us to register for resale under the Securities Act of 1933, as amended, shares of our common stock issued or issuable to such holder. We will use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form.  We will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants GC LLC (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.  If the Company Merger is consummated, it is anticipated that this obligation will be assumed by GCEAR II as the successor company.

GCEAR II Agreements

As part of the Self Administration Transaction, GRECO became the sponsor of GCEAR II and is entitled to receive various fees and expense reimbursements discussed below.

GCEAR II Advisory Agreement
GCEAR II's Advisor was formed in Delaware in November 2013 and is now indirectly owned by our Operating Partnership. Some of our officers and directors are also officers of the GCEAR II Advisor. The GCEAR II Advisor has contractual responsibility to GCEAR II and its stockholders pursuant to the Amended and Restated Advisory Agreement dated September 20, 2017 (the "GCEAR II Advisory Agreement").
The GCEAR II Advisor manages GCEAR II's day-to-day activities pursuant to GCEAR II's Advisory Agreement. Pursuant to the GCEAR II Advisory Agreement, GCEAR II is obligated to reimburse its advisor for certain services and payments, including payments made by its advisor to third parties, including in connection with potential acquisitions. Under the GCEAR II Advisory Agreement, the GCEAR II Advisor has undertaken to use its commercially reasonable efforts to present to GCEAR II investment opportunities consistent with its investment policies and objectives as adopted by GCEAR II's Board. In its performance of this undertaking, the GCEAR II Advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of the GCEAR II Board:

•	find, evaluate, present and recommend to GCEAR II investment opportunities consistent with its investment policies and objectives;

•	serve as GCEAR II's investment and financial advisor and provide research and economic and statistical data in connection with its assets and investment policies;

•	perform due diligence and prepare and obtain reports regarding prospective investments;

•	provide supporting documentation and recommendations necessary for the GCEAR II Board to evaluate proposed investments;

•	acquire properties and make investments on GCEAR II's behalf in compliance with its investment objectives and policies;

•	structure and negotiate the terms and conditions of GCEAR II's real estate acquisitions, sales or joint ventures;

•	monitor applicable markets, obtain reports and evaluate the performance and value of GCEAR II's investments;

•	implement and coordinate the processes with respect to the calculation of NAV and obtain appraisals performed by independent third-party appraisal firms concerning the value of properties;

•	supervise GCEAR II's independent valuation firm and monitor its valuation process to ensure that it complies with GCEAR II's valuation procedures;

•	review and analyze each property’s operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of GCEAR II's assets, including the servicing of mortgages;

•	consult with GCEAR II's officers and Board and assist the Board in formulating and implementing its financial policies, operational planning services and portfolio management functions;

•
prepare and review on GCEAR II's behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	provide the daily management and perform and supervise the various administrative functions reasonably necessary for GCEAR II's management and operations; and

•
investigate, select, and, on GCEAR II's behalf, engage and conduct business with such third parties as the GCEAR II Advisor deems necessary to the proper performance of its obligations under the Advisory Agreement.

The term of the GCEAR II Advisory Agreement is one year and will end on September 19, 2019, but may be renewed for an unlimited number of successive one-year periods. However, a majority of the GCEAR II independent directors must approve the Advisory Agreement and the fees thereunder annually prior to any renewal, and the criteria for such renewal shall be set forth in the applicable meeting minutes. The independent directors will determine at least annually that the total fees and expenses are reasonable in light of GCEAR II's investment performance, GCEAR II's net income, and the fees and expenses of other comparable unaffiliated REITs. Each such determination shall be reflected in the applicable meeting minutes. Additionally, any party may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice. If GCEAR II elects to terminate the Advisory Agreement, it will be required to obtain the approval of a majority of the independent directors. In the event of the termination of the GCEAR II Advisory Agreement, the GCEAR II Advisor will be required to cooperate with GCEAR II and take all reasonable steps requested by it to assist its Board in making an orderly transition of the advisory function.
The GCEAR II Advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to GCEAR II's business. However, pursuant to the GCEAR II Advisory Agreement, the GCEAR II Advisor will be required to devote sufficient resources to GCEAR II's administration to discharge its obligations. The GCEAR II Advisor has the right to assign the GCEAR II Advisory Agreement to an affiliate subject to approval by GCEAR II's independent directors. GCEAR II has the right to assign the GCEAR II Advisory Agreement to any successor to all of its assets, rights and obligations. The GCEAR II Board shall determine whether any successor advisor possesses sufficient qualifications to perform the advisory function for GCEAR II and whether the compensation provided for in its advisory agreement with GCEAR II is justified. GCEAR II's independent directors will base their determination on the general facts and circumstances that they deem applicable, including the overall experience and specific industry experience of the successor advisor and its management. Other factors that will be considered are the compensation to be paid to the successor advisor and any potential conflicts of interest that may occur.
Under the terms of the GCEAR II Advisory Agreement, the GCEAR II Advisor is entitled to receive an advisory fee that will be payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.25% of the NAV for each class of common stock for each day. GCEAR II will not pay the GCEAR II Advisor any acquisition, financing or other similar fees from proceeds raised in its follow-on offering in connection with making investments.
Generally, GCEAR II is required under the GCEAR II Advisory Agreement to reimburse the GCEAR II Advisor for organization and offering costs as and when incurred. The GCEAR II Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in the GCEAR II Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. The GCEAR II Advisory Agreement also requires the

GCEAR II Advisor to reimburse GCEAR II within 60 days after the end of the month in which a public offering terminates, to the extent that organization and offering expenses, including sales commissions, dealer manager fees, distribution fees, and any additional underwriting compensation, are in excess of 15% of gross proceeds from the public offering.
The GCEAR II Advisory Agreement provides for reimbursement of the GCEAR II Advisor’s direct and indirect costs of providing administrative and management services to GCEAR II. GCEAR II's operating expenses shall (in the absence of a satisfactory showing to the contrary) be deemed to be excessive, and the GCEAR II Advisor must reimburse GCEAR II in the event total operating expenses for the 12 months then ended exceed the greater of 2.0% of average invested assets or 25.0% of net income, unless a majority of GCEAR II's independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2018, GCEAR II expenses were within such limits.
GCEAR II Operating Partnership Agreement
On September 20, 2017, GCEAR II entered into a Third Amended and Restated Limited Partnership Agreement with the GCEAR II Operating Partnership and the GCEAR II Advisor. GCEAR II conducts substantially all of its operations through the GCEAR II Operating Partnership, of which it is the general partner. The GCEAR II Advisor has a special limited partnership interest in the GCEAR II Operating Partnership and is a party to the operating partnership agreement. If we complete the Mergers, the special limited partnership interest held by the GCEAR II Advisor in the GCEAR II Operating Partnership will be redeemed, canceled, and retired.
So long as the GCEAR II Advisory Agreement has not been terminated (including by means of non-renewal), the GCEAR II Advisor will be entitled to receive a performance distribution from the GCEAR II Operating Partnership equal to 12.5% of the Total Return, subject to a 5.5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the operating partnership agreement). Such distribution will be made annually and accrue daily. The performance distribution for the year ended December 31, 2018 was $7.8 million.
GCEAR II Property Management Agreements
Griffin Capital Essential Asset Property Management II, LLC, GCEAR II's property manager, is wholly owned by Griffin Capital Property Management, LLC. The Operating Partnership is the owner of Griffin Capital Property Management, LLC. GCEAR II's property manager manages its properties pursuant to its property management agreements.
GCEAR II expects that it will contract directly with non-affiliated third party property managers with respect to its individual properties. In such event, or in the event an individual property is self-managed by the tenant, GCEAR II will pay its property manager an oversight fee equal to 1% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining GCEAR II's properties, as well as certain allocations of office, administrative, and supply costs. GCEAR II's property manager may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in GCEAR II's Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. In the event that GCEAR II contracts directly with its property manager with respect to a particular property, it will pay the property manager up to 3%, or greater if the lease so allows, of the gross monthly revenues collected for each property it manages, plus reimbursable costs as applicable. The property manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In no event will GCEAR II pay both a property management fee to the property manager and an oversight fee to its property manager with respect to a particular property.
In addition, GCEAR II may pay its property manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. Further, although a substantial majority of the properties that GCEAR II intends to acquire are leased under net leases in which the tenants are responsible for tenant improvements, GCEAR II may also pay its property manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which GCEAR II is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The property manager will also be entitled to a construction management fee of 5% of the cost of improvements.
All costs and expenses incurred by the property manager on GCEAR II's behalf in fulfilling its duties to GCEAR II under the property management agreements are to be paid out of an account that is fully funded by GCEAR II, or paid directly by GCEAR II. Such costs and expenses may include, but are not limited to, reasonable wages and salaries of on-site and off-site employees of the property manager who are directly engaged in the operation, management, maintenance, leasing, construction, or access control of GCEAR II's properties, including taxes, insurance and benefits relating to such employees, along with the legal, travel and other out-of-pocket expenses that are directly related to the management and leasing of specific properties GCEAR II owns. The property manager will also allocate a portion of its office, administrative and supplies expense to GCEAR II to the extent directly related to the foregoing reasonable reimbursable expenses for the management of GCEAR II's properties.
GCEAR II anticipates that the property management agreements with its property manager will have terms of one year and shall be automatically extended for additional one-year periods unless GCEAR II or its property manager give (60) days’ prior written notice of such party’s intention to terminate a property management agreement. Under the property management agreements, the property manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with GCEAR II or its business, including, without limitation, property management services for other parties, including other REITs, or for other programs advised, sponsored or organized by the Operating Partnership or its affiliates.
Fees Paid to Our Affiliates
For details regarding the related party costs and fees incurred, paid and due to affiliates or due from affiliates as of December 31, 2018 and due to affiliates as of December 31, 2017, please see Note 12, Related Party Transactions, to the consolidated financial statements.
Director Independence
While our shares are not listed for trading on any national securities exchange, as required by our Charter, a majority of the members of our Board and each committee of our Board are "independent" as determined by our Board by applying the definition of "independent" adopted by the New York Stock Exchange, consistent with applicable rules and regulations of the SEC. Our Board has determined that Messrs. Cazel and Kripalani both meet the relevant definition of "independent."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Auditor
The audit committee reviewed the audit and non-audit services performed by Ernst & Young LLP ("Ernst & Young"), as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2018 and 2017, respectively, are set forth in the table below:

	2018	2017
Audit Fees	$483,326	$444,281
Audit-Related Fees	96,680	18,500
Tax Fees	397,837	380,301
All Other Fees	1,250	1,250
Total	$979,093	$844,332
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
All services rendered by Ernst & Young in the year ended December 31, 2018 were pre-approved in accordance with the policies set forth above.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

2.2	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377
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

Exhibit No.	Description
3.3
Certificate of Correction to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed on March 9, 2018, Commission File No. 000-54377

3.4
Articles Supplementary to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, filed on March 9, 2018, Commission File No. 000-54377

3.5
Amendment No. 1 to Amended and Restated Bylaws of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, filed on March 9, 2018, Commission File No. 000-54377

3.6
Articles Supplementary to Fourth Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT, Inc. (Series A Cumulative Perpetual Convertible Preferred Stock), incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2018, Commission File No. 000-54377

4.1
Griffin Capital Essential Asset REIT, Inc. Third Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2016, Commission File No. 000-54377

4.2
Enrollment form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on June 9, 2017, Commission File No. 333-218627

4.3	Description of Share Redemption Program, as amended, incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed on March 9, 2018, Commission File No. 000-54377
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
10.19
Fourth Amended and Restated Limited Partnership Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.20
Agreement and Plan of Merger, dated as of November 21, 2014, by and among Griffin Capital Essential Asset REIT, Inc., Griffin SAS, LLC, and Signature Office REIT, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2014, Commission File No. 000-54377

10.21	Unsecured Credit Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.22	Revolving Loan Note, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.23	Term Loan Note, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.24	Guaranty, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.25	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 23, 2015, Commission File No. 000-54377
10.26
First Amendment to Unsecured Credit Agreement dated February 12, 2016, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K/A, filed on April 15, 2016, Commission File No. 000-54377

10.27
Loan Agreement with Bank of America, N.A. dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.28	Guaranty Agreement, dated September 29, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.29	Promissory Note A-1-1, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377
10.30
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.31
Schedule of Omitted Documents for Bank of America Loan, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2017, Commission File No. 000-54377

10.32
Second Amendment to Amended and Restated Unsecured Credit Agreement dated April 18, 2018, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 14, 2018, Commission File No. 000-54377

10.33
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2018, Commission File No. 000-54377

10.34
Third Amendment to Amended and Restated Credit Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2018, Commission File No. 000-54377

10.35*	Administrative Services Agreement dated December 14, 2018, by and among the Registrant, the Operating Partnership, GCC, GC LLC, TRS and GRECO

Exhibit No.	Description
10.36
Limited Partner Interest Redemption Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.37
Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.38
Form of Indemnification Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.5 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.39
Escalante Employment Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.6 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.40
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-54377

10.41*	Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Advisory Agreement dated September 20, 2017
10.42*	Griffin Capital Essential Asset REIT II, Inc. Master Property Management, Leasing and Construction Management Agreement, dated March 17, 2015
21.1*	Subsidiaries of Griffin Capital Essential Asset REIT, Inc.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 15, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President (Principal Executive Officer)	March 15, 2019
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2019
Javier F. Bitar

/s/ Gregory M. Cazel	Independent Director	March 15, 2019
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	March 15, 2019
Ranjit M. Kripalani

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
March 15, 2019

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$48,478	$40,735
Restricted cash	15,807	174,132
Real estate:
Land	350,470	342,021
Building and improvements	2,165,016	2,024,865
Tenant origination and absorption cost	530,181	495,364
Construction in progress	27,697	7,078
Total real estate	3,073,364	2,869,328
Less: accumulated depreciation and amortization	(538,412)	(426,752)
Total real estate, net	2,534,952	2,442,576
Investments in unconsolidated entities	30,565	37,114
Intangible assets, net	17,099	18,269
Deferred rent	55,163	46,591
Deferred leasing costs, net	29,958	19,755
Goodwill	229,948	—
Due from affiliate	19,685	—
Other assets	31,120	24,238
Total assets	$3,012,775	$2,803,410
LIABILITIES AND EQUITY
Debt, net	$1,353,531	$1,386,084
Restricted reserves	8,201	8,701
Interest rate swap liability	6,962	—
Redemptions payable	—	20,382
Distributions payable	12,248	6,409
Due to affiliates	42,406	3,545
Below market leases, net	23,115	23,581
Accrued expenses and other liabilities	80,616	64,133
Total liabilities	1,527,079	1,512,835
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	—
Common stock subject to redemption	11,523	33,877
Noncontrolling interests subject to redemption; 531,000 units as of December 31, 2018 and December 31, 2017	4,887	4,887
Stockholders' equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 166,285,021 and 170,906,111 shares outstanding, as of December 31, 2018 and December 31, 2017, respectively	166	171
Additional paid-in-capital	1,556,778	1,561,694
Cumulative distributions	(570,977)	(454,526)
Accumulated earnings	128,525	110,907
Accumulated other comprehensive (loss) income	(2,409)	2,460
Total stockholders' equity	1,112,083	1,220,706
Noncontrolling interests	232,203	31,105
Total equity	1,344,286	1,251,811
Total liabilities and equity	$3,012,775	$2,803,410
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Rental income	$247,442	$257,465	$267,654
Lease termination income	15,671	14,604	1,211
Property expense recoveries	73,246	74,421	75,409
Total revenue	336,359	346,490	344,274
Expenses:
Property operating expense	49,509	50,918	50,986
Property tax expense	44,662	44,980	45,789
Asset management fees to affiliates	23,668	23,499	23,530
Property management fees to affiliates	9,479	9,782	9,740
Self administration transaction expense	1,331	—	—
Acquisition fees and expenses to non-affiliates	—	—	541
Acquisition fees and expenses to affiliates	—	—	1,239
General and administrative expenses	6,968	7,322	6,544
Corporate operating expenses to affiliates	3,594	2,652	1,525
Depreciation and amortization	119,168	116,583	130,849
Impairment provision	—	8,460	—
Total expenses	258,379	264,196	270,743
Income before other income and (expenses)	77,980	82,294	73,531
Other income (expenses):
Interest expense	(55,194)	(51,015)	(48,850)
Loss from investment in unconsolidated entities	(2,254)	(2,065)	(1,640)
Gain on acquisition of unconsolidated entity	—	—	666
Gain from disposition of assets	1,231	116,382	—
Other income	275	537	2,848
Net income	22,038	146,133	26,555
Distributions to redeemable preferred shareholders	(3,275)	—	—
Net income attributable to noncontrolling interests	(789)	(5,120)	(912)
Net income attributable to controlling interest	17,974	141,013	25,643
Distributions to redeemable noncontrolling interests attributable to common stockholders	(356)	(356)	(358)
Net income attributable to common stockholders	$17,618	$140,657	$25,285
Net income attributable to common stockholders per share, basic and diluted	$0.10	$0.81	$0.14
Weighted average number of common shares outstanding, basic and diluted	167,803,846	173,923,077	175,481,629
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$22,038	$146,133	$26,555
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	122	465	241
Change in fair value of swap agreements	(5,301)	6,891	2,033
Total comprehensive income	16,859	153,489	28,829
Distributions to redeemable preferred shareholders	(3,275)	—	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(356)	(356)	(358)
Comprehensive income attributable to noncontrolling interests	(479)	(5,373)	(990)
Comprehensive income attributable to common stockholders	$12,749	$147,760	$27,481
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss)
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2015	175,184,519	$175	$1,561,499	$(212,031)	$(55,035)	$(6,839)	$1,287,769	$21,318	$1,309,087
Stock-based compensation	1,333	—	18	—	—	—	18	—	18
Distributions to common stockholders	—	—	—	(69,624)	—	—	(69,624)	—	(69,624)
Issuance of shares for distribution reinvestment plan	5,011,974	5	52,169	(52,174)	—	—	—	—	—
Repurchase of common stock	(4,164,955)	(4)	(41,439)	—	—	—	(41,443)	—	(41,443)
Additions to common stock subject to redemption	—	—	(10,731)	—	—	—	(10,731)	—	(10,731)
Issuance of limited partnership units	—	—	—	—	—	—	—	11,941	11,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,124)	(4,124)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	25,285	—	25,285	912	26,197
Other comprehensive income	—	—	—	—	—	2,196	2,196	78	2,274
Balance December 31, 2016	176,032,871	$176	$1,561,516	$(333,829)	$(29,750)	$(4,643)	$1,193,470	$30,114	$1,223,584
Deferred equity compensation	13,000	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	4,791,485	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(9,931,245)	(10)	(98,896)	—	—	—	(98,906)	—	(98,906)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,103	7,103	253	7,356
Balance December 31, 2017	170,906,111	$171	$1,561,694	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	7,667	—	38	—	—	—	38	—	38
Distributions to common stockholders	—	—	—	(75,613)	—	—	(75,613)	—	(75,613)
Issuance of shares for distribution reinvestment plan	4,066,843	4	40,834	(40,838)	—	—	—	—	—
Repurchase of common stock	(8,695,600)	(9)	(83,565)	—	—	—	(83,574)	—	(83,574)
Reduction of common stock subject to redemption	—	—	42,736	—	—	—	42,736	—	42,736
Issuance of limited partnership units	—	—	—	—	—	—	—	205,000	205,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,368)	(4,368)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs on preferred shares	—	—	(4,959)	—	—	—	(4,959)	—	(4,959)
Net income	—	—	—	—	17,618	—	17,618	789	18,407
Other comprehensive loss	—	—	—	—	—	(4,869)	(4,869)	(310)	(5,179)
Balance December 31, 2018	166,285,021	$166	$1,556,778	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$22,038	$146,133	$26,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	60,120	55,982	56,707
Amortization of leasing costs and intangibles, including ground leasehold interests	59,048	60,601	74,142
Amortization of (below) above market leases	(685)	1,689	3,287
Amortization of deferred financing costs and debt premium	3,071	2,444	1,600
Amortization of deferred revenue	—	—	(1,228)
Amortization of swap interest	126	—	—
Deferred rent	(8,571)	(11,372)	(14,751)
Write off of tenant improvement reserve	—	—	(1,000)
Termination fee revenue - receivable from tenant, net	(3,114)	(12,845)	—
Gain from acquisition of unconsolidated entity	—	—	(666)
Gain from sale of depreciable operating property	(1,231)	(116,382)	—
Unrealized loss on interest rate swap	2	68	70
Loss from investment in unconsolidated entities	2,254	2,065	1,640
Impairment provision	—	8,460	—
Stock-based compensation	38	173	18
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(13,503)	3,332	1,615
Restricted reserves	57	(175)	(718)
Accrued expenses and other liabilities	3,463	1,098	(3,695)
Due to affiliates, net	(2,254)	826	(6,119)
Net cash provided by operating activities	120,859	142,097	137,457
Investing Activities:
Acquisition of properties, net	(182,250)	(134,130)	(7,897)
Proceeds from disposition of properties	11,442	394,502	—
Real estate acquisition deposits	(3,350)	(1,350)	—
Reserves for tenant improvements	(357)	—	(692)
Improvements to real estate	—	(760)	(7,141)
Payments for construction in progress	(24,398)	(11,293)	(8,446)
Mortgage receivable from affiliate	—	—	25,741
Investment in unconsolidated joint venture	(3,274)	—	—
Distributions of capital from investment in unconsolidated entities	7,691	7,599	7,931
Net cash (used in) provided by investing activities	(194,496)	254,568	9,496
Financing Activities:
Proceeds from borrowings - Bank of America Loan	—	375,000	—
Proceeds from borrowings - Term Loan	—	—	75,000
Proceeds from borrowings - Revolver Loan	96,100	54,000	55,100
Principal payoff of secured indebtedness - Mortgage Debt	(18,954)	(41,493)	(35,954)
Principal payoff of secured indebtedness - Revolver Loan	(106,253)	(441,256)	(139,344)
Partial principal payoff of TW Telecom loan	—	(324)	—
Principal amortization payments on secured indebtedness	(6,494)	(6,491)	(4,416)
Deferred financing costs	(24)	(3,329)	(740)
Purchase of noncontrolling interest	—	—	(18,129)
Issuance of perpetual convertible preferred shares	125,000	—	—
Repurchase of common stock	(83,574)	(98,906)	(41,443)
Payment of offering costs-preferred shares	(4,959)	—	—
Dividends paid on preferred units subject to redemption	(1,228)	—	—
Distributions to noncontrolling interests	(4,737)	(4,737)	(4,425)
Distributions to common stockholders	(71,822)	(71,124)	(69,463)
Net cash used in financing activities	(76,945)	(238,660)	(183,814)
Net (decrease) increase in cash, cash equivalents and restricted cash	(150,582)	158,005	(36,861)
Cash, cash equivalents and restricted cash at the beginning of the period	214,867	56,862	93,723
Cash, cash equivalents and restricted cash at the end of the period	$64,285	$214,867	$56,862
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,736	$48,253	$45,692
Supplemental disclosures of non-cash investing and financing transactions:
Goodwill -Self Administration Transaction	$229,948	$—	$—
Other assets assumed in Self Administration Transaction	$4,239
Affiliates - receivables and other related party assets acquired in Self Administration Transaction	$19,878	$—	$—
Limited partnership units issued in exchange for net assets acquired in Self Administration Transaction	$205,000	$—	$—
Due to affiliates- Self Administration Transaction	$41,114	$—	$—
Other liabilities assumed in Self Administration Transaction	$7,951	$—	$—
(Decrease)/increase in fair value swap agreement	$(5,427)	$(6,795)	$2,204
Limited partnership units of the operating partnership issued in conjunction with the acquisition of real estate assets by affiliates	$—	$—	$11,941
Mortgage debt assumed in conjunction with the contribution of real estate assets	$—	$—	$22,441
Increase in distributions payable to common stockholders	$3,792	$32	$162
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$355	$356	$358
Common stock issued pursuant to the distribution reinvestment plan	$40,838	$49,541	$52,174
Common stock redemptions funded subsequent to period-end	$—	$20,382	$11,565
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

1.     Organization
Griffin Capital Essential Asset REIT, Inc., a Maryland corporation (the "Company"), was formed on August 28, 2008 under the Maryland General Corporation Law ("MGCL") and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2010. The Company was organized primarily with the purpose of acquiring single tenant properties that are essential to the tenant’s business and used a substantial amount of the net proceeds from the Public Offerings (as defined below) to invest in these properties. The Company’s year end is December 31.
Prior to the execution of the Merger Agreement (defined below), on December 14, 2018, the Company, entered into a series of transactions and became self-managed (the “Self Administration Transaction”) and succeeded to the advisory, asset management and property management business of Griffin Real Estate Company, LLC ("GRECO") (which includes such arrangements for both the Company and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II"). See below and also Note 4, Self Administration Transaction, for additional details.
Griffin Capital Company, LLC ("GCC"), a Delaware limited liability company, (the "Former Sponsor"), sponsored the Company’s Public Offerings. The Former Sponsor began operations in 1995 to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Chairman of the Company's board of directors, controls the Former Sponsor.
Griffin Capital Essential Asset Advisor, LLC, a Delaware limited liability company (the "Advisor"), was formed on August 27, 2008. Griffin Capital Real Estate Company, LLC ("GRECO") is the sole member of the Advisor, and Griffin Capital, LLC ("GC LLC") was the sole member of GRECO until December 14, 2018, when the Operating Partnership and the TRS (both defined below) became the sole members as part of the Self Administration Transaction. The Company has entered into an advisory agreement with the Advisor (as amended and restated, the "Advisory Agreement"), which states that the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company. The Advisory Agreement has a one-year term, and it may be renewed for an unlimited number of successive one-year periods by the Company's board of directors.
The Company’s property manager is Griffin Capital Essential Asset Property Management, LLC, a Delaware limited liability company (the “Property Manager"), which was formed on August 28, 2008 to manage the Company’s properties. The Property Manager derives substantially all of its income from the property management services it performs for the Company.
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
Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), was formed on August 29, 2008. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. The Advisor purchased an initial 99% limited partnership interest in the Operating Partnership for $0.2 million, and the Company contributed the initial one thousand dollars capital contribution, received from the Advisor, to the Operating Partnership in exchange for a 1% general partner interest. As of December 31, 2018, the Company owned approximately 86% of the limited partnership units of the Operating Partnership, and, as a result of the contribution of five properties to the Company and the Self Administration Transaction (defined below), the Former Sponsor and certain of its affiliates, including

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

certain officers of the Company, owned approximately 12% of the limited partnership units of the Operating Partnership. Approximately 22.5 million units are owned by Griffin Capital LLC, an entity controlled by Kevin A. Shields, the Company’s Executive Chairman and Chairman of the Board. The remaining approximately 2% of the limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Operating Partnership have been redeemed during the years ended December 31, 2018 and 2017. The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS, Inc., a Delaware corporation (the "TRS"), formed on September 2, 2008, which is a wholly-owned subsidiary of the Operating Partnership.
On December 14, 2018, the Company and the Operating Partnership entered into a series of transactions, agreements, and amendments to existing agreements and arrangements (such agreements and amendments collectively referred to as the “Self Administration Transaction”), with GCC and GC LLC, pursuant to which GCC and GC LLC contributed to the Operating Partnership all of the membership interests in GRECO and certain assets related to the business of GRECO, in exchange for 20,438,684 units of limited partnership in the Operating Partnership and additional limited partnership units as earn-out consideration. As a result of the Self Administration Transaction, the Company is now self-managed and it acquired the advisory, asset management and property management business of GRECO (which includes such arrangements for both the Company and Griffin Capital Essential Asset REIT II, Inc. ("GCEAR II")). GRECO is now the sponsor for GCEAR II. In connection with the Self Administration Transaction, 37 employees of GCC became direct employees of GRECO. See Note 4, Self Administration Transaction, for additional details.
On December 12, 2018, in connection with the Merger Agreement (defined below), the board of directors of the Company approved the temporary suspension of the DRP and share redemption program ("SRP"). During the quarter ended September 30, 2018, the Company reached the 5% annual limitation of the SRP for 2018, and therefore, redemptions submitted for the fourth quarter of 2018 were not processed, and the SRP was officially suspended as of January 19, 2019. The DRP was suspended as of December 30, 2018. All December distributions were paid in cash only. The DRP and SRP shall remain suspended until such time, if any, as the board of directors of the Company may approve the resumption of the DRP and SRP.
On December 14, 2018, the Company, the Operating Partnership, GCEAR II, Griffin Capital Essential Asset Operating Partnership II, L.P. (the "GCEAR II Operating Partnership") and Globe Merger Sub, LLC, a wholly owned subsidiary of GCEAR II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 13, Commitments and Contingencies, for additional details.
As of December 31, 2018, the Company had issued 190,830,519 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings. There were 166,285,021 shares outstanding as of December 31, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP. As of December 31, 2018 and 2017, the Company had issued approximately $252.8 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $241.2 million and $157.7 million, respectively. Since inception and through December 31, 2018, the Company had redeemed 24,545,498 shares of common stock for approximately $241.2 million pursuant to the SRP.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2018 and 2017.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
Consolidation Considerations
Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. See Note 5, Investments, for more detail.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2018 and 2017.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2018.
Restricted Cash
In conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2018, the Company had no restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges.
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations ("ASC 805-10"), to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (in rare cases, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
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
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
Assets Held for Sale
The Company accounts for properties held for sale in accordance with ASC 360, Property, Plant, and Equipment, ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

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

Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment of goodwill during the year ended December 31, 2018.
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
December 31, 2018
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

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 7, Interest Rate Contracts, for more detail.
Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2018, the Company satisfied the REIT requirements and distributed all of its taxable income.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a TRS. In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. On June 27, 2018, the Company converted the Griffin Capital JVMB (Fort Worth), LLC entity which holds the Heritage Common X (defined in Note 5, Investments) investment into a taxable subsidiary.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC 280, Segment Reporting, ("ASC 280") establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
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
December 31, 2018
(Dollars in thousands unless otherwise noted)

a cumulative adjustment to the opening balance of accumulated earnings (deficit) on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.
The FASB has also issued an amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (a) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The Company plans electing the package of practical expedients at the date of adoption.
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
In July 2018, the FASB approved an amendment to the ASU to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. The single-lease component practical expedient allows lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Non-lease components that do not meet the criteria of this practical expedient and combined components in which the non-lease component is the predominant component will be accounted for under the new revenue recognition ASU.
The Company does not expect that ASU No. 2016-02 will impact the Company's accounting for Fixed Lease Payments because the Company's accounting policy is currently consistent with the provisions of the standard. The Company plans to elect the practical expedient mentioned above, which will treat payments for expense reimbursements that qualify as Non-Lease Payments and meet the criteria above as a single lease component. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2016-02, assuming the Non-Lease Payments meet the criteria above.
Additionally, the Company is analyzing its current ground lease obligations under ASU No. 2016-02 where the Company is the lessee. The Company has done a preliminary assessment and continues to evaluate the potential impact the guidance may have on its consolidated financial statements and related disclosures and will adopt ASU No. 2016-02 as of January 1, 2019. The Company is the lessee under two ground leases. The Company believes that the application of this standard will result in the recording of a right of use asset and the related lease liability for the ground leases.
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
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
December 31, 2018
(Dollars in thousands unless otherwise noted)

3.     Real Estate
As of December 31, 2018, the Company’s real estate portfolio consisted of 74 properties in 20 states consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $3.0 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2018, 2017, and 2016 was $60.1 million, $56.0 million, and $56.7 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2018, 2017, and 2016 was $59.0 million, $60.6 million, and $74.1 million, respectively.
2018 Acquisitions
The purchase price and other acquisition items for the properties acquired during the year ended December 31, 2018 are shown below:

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

(1)
The Advisor was entitled to receive acquisition fees equal to 2.5% and acquisition expense reimbursement of up to 0.5% of the contract purchase price for each acquisition. In addition, the Company incurred third-party costs associated with the three acquisitions.

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2018, the Company used a discount rate of 6.25% to 7.75%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above-market and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options or below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized in the period they are incurred.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

The following summarizes the purchase price allocations of the properties acquired during the year ended December 31, 2018:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

Sale of Properties
380 West 37th Street ("Quad/Graphics Property")

On November 2, 2018, the Company sold the Quad/Graphics Property located in Loveland, Colorado for total proceeds of $10.7 million, including a termination fee, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $10.3 million. Upon the sale of the property, the Company recognized a gain of approximately $0.4 million.

333 East Lake Street ("Bridgestone Property")
On December 28, 2018, the Company sold the Bridgestone Property located in Bloomingdale, Illinois for total proceeds of $2.5 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $2.8 million. Upon the sale of the property, the Company recognized a loss of approximately $0.3 million.

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2019 to 2036.

As of December 31, 2018
2019	$227,272
2020	208,765
2021	196,046
2022	188,550
2023	180,487
Thereafter	677,060
Total	$1,678,180

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles for the years ended December 31, 2018 and 2017. In-place leases were measured against comparable leasing information and the present value of the difference between the contractual, in-place rent, and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition or contribution.

	December 31,
	2018	2017
In-place lease valuation (above market)	$42,736	$43,826
In-place lease valuation (above market) - accumulated amortization	(31,995)	(27,703)
In-place lease valuation (above market), net	10,741	16,123
Ground leasehold interest (below market)	2,255	2,255
Ground leasehold interest (below market) - accumulated amortization	(137)	(109)
Ground leasehold interest (below market), net	2,118	2,146
Intangibles - other	4,240	—
Intangible assets, net	$17,099	$18,269
In-place lease valuation (below market)	$(55,147)	$(49,774)
In-place lease valuation (below market) - accumulated amortization	32,032	26,193
In-place lease valuation (below market), net	$(23,115)	$(23,581)
Tenant origination and absorption cost	$530,181	$495,364
Tenant origination and absorption cost - accumulated amortization	(296,201)	(242,601)
Tenant origination and absorption cost, net	$233,980	$252,763
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.6 years and 6.5 years as of December 31, 2018 and 2017, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2018	2017	2016
Above and below market leases, net	$(685)	$1,689	$3,287
Tenant origination and absorption cost	$55,464	$59,046	$72,912
Ground leasehold amortization (below market)	$27	$27	$28
Other leasing costs amortization	$3,557	$1,527	$1,202
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2018 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2019	$(2,771)	$44,674	$27	$3,288
2020	$(1,257)	$36,524	$27	$3,164
2021	$(1,067)	$31,846	$28	$5,266
2022	$(1,546)	$28,516	$27	$5,239
2023	$(1,696)	$26,056	$27	$5,136
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
December 31, 2018
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

	Balance as of December 31, 2017	Additions	Deductions	Balance as of December 31, 2018
Cash reserves (1)	$17,034	$37,585	$(41,674)	$12,945
Restricted Lockbox	2,158	40,868	(40,164)	2,862
Section 1031 Exchange Funds (2)	154,940	477	(155,417)	—
Total	$174,132	$78,930	$(237,255)	$15,807

(1)	Primarily represents cash used to fund tenant improvements and taxes.

(2)
Represents cash proceeds from a disposition that were temporarily held at the qualified intermediary for purposes of facilitating potential Section 1031 Exchanges. The Company's three acquisitions during the year ended December 31, 2018 completed the Section 1031 Exchanges.

4. Self Administration Transaction
Overview
On December 14, 2018, the Company and the Operating Partnership entered into the Self Administration Transaction, with GCC and GC LLC, pursuant to which GCC and GC LLC contributed to the Operating Partnership all of the membership interests in GRECO and certain assets related to the business of GRECO, in exchange for 20,438,684 units of limited partnership in the Operating Partnership, plus additional cash and limited partnership units as earn-out consideration. As a result of the Self Administration Transaction, the Company is now self-managed and acquired the advisory, asset management and property management business of GRECO (which includes such arrangements for both the Company and GCEAR II). GRECO is now the sponsor for GCEAR II. As part of the Self Administration Transaction, GRECO hired the workforce responsible for the management and day-to-day real estate and accounting operations of the Company and GCEAR II under the various agreements acquired. The advisory and property manager fees from December 14, 2018 through December 31, 2018 were earned by the Company's Former Sponsor. Thus, no advisory or property management fees from GCEAR II were recognized as of December 31, 2018. In addition, the Company's advisory and property management fees incurred from December 14, 2018 through December 31, 2018 were earned by the Company's Former Sponsor. The Self Administration Transaction discussed herein was approved by the Company's board of directors at the recommendation of a special committee of the board of directors comprised solely of independent directors.
Contribution Agreement
On December 14, 2018, the Operating Partnership, as contributee, and the Company, as the general partner of the Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with GCC and GC LLC, as contributors, whereby, the Operating Partnership acquired 100% of the membership interests in GRECO and substantially all of GRECO’s operating assets, including its 100% membership interests in (i) the Advisor, (ii) GCEAR II's advisor, (iii) Griffin Capital Property Management, LLC ("GCPM"), (iv) the Company's Property Manager, and (v) the Griffin Capital Essential Asset Property Manager II, LLC ("GCEAR II Property Manager"), as well as certain of GCC’s operating assets which are for the sole, exclusive use of GRECO, including but not limited to (a) all personal property used in or necessary for the conduct of GRECO’s business (except for furniture and fixtures located at the El Segundo headquarters), (b) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto (including all rights to the “Essential Asset” brand and related trademark) and certain domain names, (c) certain continuing employees and the key persons who have executed

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

employment agreements, and (d) certain other assets as set forth in the Contribution Agreement. The Self Administration Transaction included two earn-out structures with an estimated fair value obligation of $29.4 million. See Note 9, Fair Value Measurements, for additional details.
Administrative Services Agreement
On December 14, 2018, the Company entered into an Administrative Services Agreement with the Operating Partnership, GCC, GC LLC, GRECO and the TRS (the “Administrative Services Agreement”), pursuant to which, effective January 1, 2019, GCC and GC LLC will continue to provide certain operational and administrative services at cost to the Company, the Operating Partnership, TRS, and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement.
Fourth Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement
On December 14, 2018, the Company entered into (i) a Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Operating Partnership Agreement”), which amended and superseded the Third Amended and Restated Limited Partnership Agreement (the “Former OP Agreement”), and (ii) a Redemption of Limited Partner Interest Agreement (the “Limited Partner Interest Redemption Agreement”) with the Advisor and the Operating Partnership, pursuant to which the Operating Partnership redeemed all of the limited partnership interests held by the Advisor in the Operating Partnership. See Note 12, Related Party Transactions, for additional details.
Fair Value of Consideration Transferred
The Company accounted for the Self Administration Transaction as a business combination under the acquisition method of accounting. During the year ended December 31, 2018, the Company incurred approximately $1.3 million for legal fees and fees and expenses of other professional and financial advisors related to the Self Administration Transaction, which are included in the Self Administration Transaction expenses line-item in the accompanying consolidated statements of operations.
Under the terms of the Self Administration Transaction, the following consideration was given in exchange for 100% of the membership interests in GRECO:

Amount
Fair value of Operating Partnership units issued	$205,000
Fair value of earn-outs	29,380
Accrued liabilities:
Executive deferred compensation plan	7,795
Other liabilities	11,890
Total consideration	254,065
Less: accounts receivable from affiliates and other assets	(19,878)
Net consideration	$234,187
The Company issued 20.4 million Operating Partnership units (the "OP Units") with an estimated fair value per unit of $10.03 at the time of the transaction. The terms of the Self Administration Transaction included two earn-outs structured with an estimated fair value obligation of approximately $29.4 million. See Note 9, Fair Value Measurements, for additional details.
Assets Acquired and Liabilities Assumed
The Self Administration Transaction was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The preliminary fair market value of the assets acquired and liabilities assumed was based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval. As of December 31, 2018, the allocation of the purchase price is considered preliminary as the Company is continuing to gather

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

additional information to finalize the fair values of the assets and liabilities acquired. The following table summarizes the purchase price allocation:

Amount
Assets:
Accounts receivable from affiliates and other assets	$19,878
Management contract intangibles	4,239
Goodwill	229,948
Total assets acquired	254,065
Liabilities:
Cash earn-out (due to affiliates) (1)	25,000
Earn-out (due to affiliates) (1)	4,380
Executive deferred compensation plan	7,795
Other liabilities	11,890
Total liabilities assumed	49,065
Net assets acquired	$205,000

(1)	See Note 9, Fair Value Measurements, for further description of the two earn-outs.
The intangible assets acquired primarily consist of property management and advisory contracts that the Company has with GCEAR II. The value of the contracts was determined based on a discounted cash flow valuation of the projected revenues of the acquired contracts. The contracts are subject to an estimated useful life of approximately three months.
The allocation of the purchase price was based on management’s assessment, which may change in the future as more information becomes available and could have an impact on the unaudited pro forma financial information presented below. Subsequent adjustments made to the purchase price allocation upon the completion of the Company's fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price above required a significant amount of judgment and represented management’s best estimate of the fair value as of the acquisition date.
Goodwill
In connection with the Self Administration Transaction, the Company recorded goodwill of $229.9 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company's management structure and its ability to generate additional opportunities for revenue and raise additional funds.
Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Self Administration Transaction occurred in 2018 had been included in operations as of January 1, 2017. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Year Ended December 31,
	2018	2017
Revenue	$358,301	$363,596
Net income	$60,839	$172,735
Net income attributable to noncontrolling interests	$(8,627)	$(22,974)
Net income attributable to common stockholders (1)	$(356)	$(356)
Net income to common stockholders per share, basic and diluted	$48,581	$149,405
	$0.29	$0.86

(1)
Amount is net of net income (loss) attributable to noncontrolling interests, distributions to redeemable noncontrolling interests attributable to common stockholders and distributions to preferred shareholders.

5.	Investments
Investment in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through an SPE, wholly-owned by the Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story Class "A" office building with a net rentable area of approximately 200,000 square feet located in Forth Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property is expected to be completed approximately in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA. The total project budget is $48.1 million, which was funded via a $41.4 million construction loan, and approximately $6.7 million of equity contributed by the members of the Heritage Common X joint venture.
As of December 31, 2018, the Company has an ownership interest of approximately 45% in the Heritage Common X joint venture. The Company's equity contributions consisted of $3.1 million, provided during the initial creation of Heritage Common X.
Digital Realty Trust, Inc.
On September 9, 2014, the Company, through an SPE, wholly-owned by the Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's Public Offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Digital Realty Trust Property"). The Digital Realty Trust Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately five years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.1 million of other comprehensive income for the year ended December 31, 2018.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

As of December 31, 2018, the balance of the investment is shown below:

	Digital Realty Joint Venture	Heritage Common X	Total
Balance as of December 31, 2017	$37,114	$—	$37,114
Contributions	—	3,274	3,274
Other comprehensive income	122	—	122
Net loss	(2,254)	—	(2,254)
Distributions	(7,691)	—	(7,691)
Balance as of December 31, 2018	$27,291	$3,274	$30,565

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

6.     Debt

As of December 31, 2018 and December 31, 2017, the Company’s debt consisted of the following:

	December 31,		Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
	2018	2017
HealthSpring loan	$21,219	$21,694	4.18%	April 2023	4.60%
Midland loan	102,262	104,197	3.94%	April 2023	4.11%
Emporia Partners loan	2,554	2,978	5.88%	September 2023	5.96%
Samsonite loan	22,085	22,961	6.08%	September 2023	5.18%
Highway 94 loan	16,497	17,352	3.75%	August 2024	4.68%
Bank of America loan	375,000	375,000	3.77%	October 2027	3.91%
AIG loan	107,562	109,275	4.96%	February 2029	5.07%
TW Telecom loan (3)	—	19,169	—	—	—%
Total Mortgage Debt	647,179	672,626
Term Loan	715,000	715,000	LIBO Rate +1.40% (4)	July 2020	4.16%
Revolver Loan	—	10,153	LIBO Rate +1.45% (4)	July 2020 (4)	4.01%
Total Debt	1,362,179	1,397,779
Unamortized Deferred Financing Costs and Discounts, net	(8,648)	(11,695)
Total Debt, net	$1,353,531	$1,386,084

(1)
Including the effect of an interest rate swap agreement with a total notional amount of $425.0 million, the weighted average interest rate as of December 31, 2018 was 3.76% for the Company’s fixed-rate and variable-rate debt combined and 3.75%the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of December 31, 2018 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	In March 2018, the Company, through the Operating Partnership, paid off the remaining balance of the TW Telecom loan.

(4)
LIBOR (defined below) as of December 31, 2018 was 2.35%. The Revolver Loan has an initial term of four years, maturing on July 20, 2019, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

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
December 31, 2018
(Dollars in thousands unless otherwise noted)

cross-defaulted first mortgage liens on ten properties. The Bank of America Loan has a term of 10 years, maturing on October 1, 2027. The Bank of America Loan bears interest at a rate of 3.77% and requires monthly payments of interest only.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans, Unsecured Credit Facility and Bank of America Loan, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2018.
The following summarizes the future principal repayments of all loans as of December 31, 2018 per the loan terms discussed above:

December 31, 2018
2019	$6,570
2020	721,881
2021	7,211
2022	7,556
2023	115,839
Thereafter	503,122
Total principal	1,362,179
Unamortized debt premium/(discount)	(250)
Unamortized deferred loan costs	(8,398)
Total	$1,353,531
7.     Interest Rate Contracts
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
Derivative Instruments
On August 31, 2018, the Company executed four interest rate swap agreements to hedge future variable cash flows associated with London Interbank Offered Rate ("LIBOR"). The forward-starting interest rate swaps with a total notional amount of $425.0 million become effective on July 1, 2020 and have a term of five years.
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR based variable-rate debt, including the Company's Unsecured Credit Facility. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

The following table sets forth a summary of the interest rate swaps at December 31, 2018 and December 31, 2017:

				Fair Value (1)		Current Notional Amount (2)
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2018	2017	2018	2017
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$5,245	$3,255	$425,000	$425,000
Interest Rate Swap	1/1/2016	7/1/2018	1.32%	—	458	—	300,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,987)	—	125,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,628)	—	100,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(1,636)	—	100,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(1,711)	—	100,000	—
Total				$(1,717)	$3,713	$850,000	$725,000

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2018, derivatives in an asset or/liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of December 31, 2018 and 2017.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2018	2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain loss recognized in AOCI on derivatives	$(3,483)	$3,035
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(1,818)	$3,856
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$55,194	$51,015
During the next twelve months, the Company estimates that an additional $3.6 million will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2018 and December 31, 2017, the fair value of interest rate swaps, which excludes any adjustment for nonperformance risk related to these agreements, were in a net liability position of approximately $1.7 million and a net asset position of approximately $3.7 million, respectively. As of December 31, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

8.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Prepaid rent	$15,204	$16,312
Real estate taxes payable	23,258	21,317
Interest payable	9,310	7,924
Other liabilities	32,844	18,580
Total	$80,616	$64,133

9.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2018 and 2017.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 and 2017:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018
Interest Rate Swap Asset	$5,245	$—	$5,245	$—
Interest Rate Swap Liability	$(6,962)	$—	$(6,962)	$—
Earn-out Liability (due to affiliates)	$(29,380)	$—	$—	$(29,380)
December 31, 2017
Interest Rate Swap Asset	$3,713	$—	$3,713	$—
Earn-outs

Pursuant to the Contribution Agreement, the Operating Partnership will pay GC LLC in operating units earn-out consideration ("Earn-Out"), which will be the amount in excess of $3.0 million received by GCEAR II’s advisor as a performance distribution attributable to all of the real estate or real estate-related assets owned by GCEAR II as of December 14, 2018, until the earlier to occur of (A) the date that is five (5) years following the date of the Contribution Agreement and (B) the date that the total earn-out consideration paid equals $25.0 million; provided, however, that if the Company Merger (defined in Note 13, Commitments and Contingencies) is consummated prior to the occurrence of (A) or (B), then upon completion of the Company Merger, the Operating Partnership will pay to GC LLC earn-out consideration in the form of operating units having an aggregate value of $25.0 million. Except for payment in the event of the Company Merger (which will be due and payable upon the completion of the Company Merger), payments of earn-out consideration will commence upon the date that is one year following the date of the Contribution Agreement and will be made annually thereafter until GC LLC is no longer entitled to receive the earn-out consideration in accordance with the Contribution Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

In addition, upon consummation of the Company Merger, the Operating Partnership will pay GCC in cash earn-out consideration ("Cash Earn-Out") equal to (i) 37.25% of the amounts received by GCEAR II’s advisor as advisory fees pursuant to the GCEAR II advisory agreement with respect to the incremental common equity invested in GCEAR II’s follow-on public offering from the closing of the Company Merger through the termination of GCEAR II’s follow-on public offering, plus (ii) 37.25% of the amounts that would have been received by GCEAR II's advisor as performance distributions pursuant to the operating partnership agreement of GCEAR II, with respect to assets acquired by GCEAR II from the closing date of the Company Merger through the termination of the follow-on public offering. The Cash Earn-Out consideration will accrue on an ongoing basis and be paid quarterly; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in GCEAR II pursuant to its follow-on public offering from the closing of the Company Merger through the termination of such follow-on public offering.
The Company estimates the fair value of the Cash Earn-Out and Earn-Out liabilities using a discounted cash flow and probability analysis, respectively. These estimates require the Company to make various assumptions about future equity raised, capitalization rates, annual net operating income growth and the probability that the Company Merger is consummated, and are considered Level 3 inputs in the fair value hierarchy. As of December 31, 2018, the fair value of these liabilities were estimated to be $29.4 million.
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2018 and 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 6, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2018 and 2017. The fair value of the two mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Highway 94 loan	$15,601	$16,497	$16,484	$17,352
BofA loan	$361,917	$375,000	$377,289	$375,000

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2018 and 2017. See Note 6, Debt, for details.
10.     Equity
Common Equity
As of December 31, 2018, the Company had received aggregate gross offering proceeds of approximately $1.5 billion from the sale of shares in the Private Offering, the Public Offerings, and the DRP Offerings, as discussed in Note 1, Organization. There were 166,285,021 shares outstanding at December 31, 2018, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
Status of DRP and SRP
On December 12, 2018, in connection with the Merger Agreement , the board of directors of the Company approved the temporary suspension of the DRP and SRP. During the quarter ended September 30, 2018, the Company reached the 5% annual limitation of the SRP for 2018, and therefore, redemptions submitted for the fourth quarter of 2018 were not processed, and the SRP was officially suspended as of January 19, 2019. The DRP was suspended as of December 30, 2018. All December distributions were paid in cash only. The DRP and SRP shall remain suspended until such time, if any, as the board of directors of the Company may approve the resumption of the DRP and SRP.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
As of December 31, 2018 and 2017, the Company had issued approximately $252.8 million and $211.9 million, respectively, in shares pursuant to the DRP, which are classified on the consolidated balance sheets as common stock subject to redemption, net of redemptions paid of approximately $241.2 million and $157.7 million, respectively.
Share Redemption Program (SRP)
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
Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. The following table summarizes share redemption activity during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Shares of common stock redeemed	8,695,600	9,931,245
Weighted average price per share	$9.61	$9.96

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
During the year ended December 31, 2017, the Company redeemed 9,931,245 shares of common stock for approximately $98.9 million at a weighted average price per share of $9.96. During the year ended December 31, 2018, the Company had redeemed 8,695,600 shares of common stock for approximately $83.6 million at a weighted average price per share of $9.61 pursuant to the SRP. Since inception and through December 31, 2018, the Company had redeemed 24,545,498 shares of common stock for approximately $241.2 million at a weighted average price per share of $9.83 pursuant to the SRP.
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
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2018, 2017, and 2016 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

		Year Ended December 31,
	2018		2017		2016
Ordinary income	$0.32	47%	$0.40	59%	$0.47	69%
Capital gain	—	—%	0.18	26%	—	—%
Return of capital	0.36	53%	0.10	15%	0.21	31%
Total distributions paid	$0.68	100%	$0.68	100%	$0.68	100%
Share-Based Compensation
The Company has adopted an Employee and Director Long-Term Incentive Plan (the “Plan”) pursuant to which the Company may issue stock-based awards to its directors and full-time employees (should the Company ever have employees), executive officers and full-time employees of the Advisor and its affiliate entities that provide services to the Company, and certain consultants who provide significant services to the Company. The term of the Plan was 10 years and expired on February 19, 2019. The total number of shares of common stock reserved for issuance under the Plan was 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period.
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
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
During the year ended December 31, 2018, 7,667 shares vested which were part of the 2015, 2016, and 2017 grants. The fair value of the shares granted in 2015 and 2016 were estimated at $10.40 per share; additionally, the fair value of the shares granted in 2017 was $10.44, the then most recent price paid to acquire a share of the Company's common stock. All issuances of restricted stock are entitled to dividends upon vesting of the shares.
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
As of December 31, 2018, noncontrolling interests were approximately 13.83% of total shares and 4.15% weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the initial capitalization and in conjunction with the contributed assets as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Operating Partnership issued 27.1 million limited partnership units to affiliated parties and unaffiliated third parties in exchange for certain properties and the Self Administration Transaction. In addition, 0.1 million limited partnership units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
The limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemption requests during the year ended December 31, 2018 and year ended December 31, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$31,105	$30,114	$21,318
Contribution/issuance of noncontrolling interests	205,000	—	11,941
Distributions to noncontrolling interests	(4,368)	(4,369)	(4,124)
Allocated distributions to noncontrolling interests subject to redemption	(13)	(13)	(11)
Net income	789	5,120	912
Other comprehensive income (loss)	(310)	253	78
Ending balance	$232,203	$31,105	$30,114
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

11.	Perpetual Convertible Preferred Shares
On August 8, 2018, the Company entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee)(the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, $0.001 par value per share, at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), the Company issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125.0 million (the "First Issuance"). The Company paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to third parties unaffiliated with the Company or the Former Sponsor. The Advisor incurred transaction-related expenses of approximately $0.2 million, which will be reimbursed by the Company. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date (the "Second Issuance Date") for an additional purchase price of $125.0 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement (the "Second Issuance"). Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
As redemptions under certain circumstances (described below) are not solely within the Company's control, the Company classified the Series A Preferred Shares as temporary equity, and thus the Series A Preferred shares are presented at their redemption value. The offering costs allocated to the Series A Preferred Shares are reductions to temporary equity.
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
December 31, 2018
(Dollars in thousands unless otherwise noted)

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
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of the Company's assets legally available for distribution to the stockholders, after payment of or provision for the Company's debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Company's board of directors, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of the Company's remaining assets.
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
Holder Redemption Rights
In the event the Company fails to effect a Listing by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if a Listing occurs prior to or on August 1, 2023.
Conversion Rights
Subject to our redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into shares of the Company's common stock any time after the earlier of (i) five years from the First Issuance Date, or if the Second Issuance occurs, five years from the Second Issuance Date, or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Stock Fair Market Value (as defined in the articles supplementary).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

12.     Related Party Transactions
Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable and receivable as of December 31, 2018 and 2017:

	Incurred for the Year Ended December 31,				Payable as of December 31,
	2018		2017	2016	2018	2017
Expensed
Acquisition fees and expenses	$—		$—	$1,322	$—	$—
Operating expenses	3,594		2,652	1,525	76	670
Asset management fees	23,668		23,499	23,530	—	1,878
Property management fees	9,479		9,782	9,740	875	730
Disposition fees (1)	177		1,950	—	—	—
Costs advanced by the Advisor	546		587	73	341	267
Capitalized
Acquisition fees	5,331	(2)	3,791	—	—	—
Leasing commissions	2,289		1,752	—	—	—
Liabilities assumed through the Self- Administration Transaction
Earn-outs	—	(3)	—	—	29,380	$—
Other fees	—	(3)	—	—	11,734	$—
Total	$45,084		$44,013	$36,190	$42,406	$3,545

Assets assumed through the Self- Administration Transaction	Incurred for the Year Ended December 31,				Receivable as of December 31,
	2018		2017	2016	2018	2017
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	(3)	$—	$—	$7,951	$—
Other fees	—	(3)	—	—	11,734	—
Total	$—		$—	$—	$19,685	$—

(1)	Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statement of operations.

(2)	Acquisition fees related to the acquisitions of Quaker, McKesson, and Shaw were capitalized as the acquisitions did not meet the business combination criteria (see Note 3, Real Estate, for additional details).
(3) No amounts were incurred as the activity during 2018 related to the Self Administration Transaction purchase price allocation.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

Related Party Revenue and Expenses/Fees
On December 14, 2018, as part of the Self Administration Transaction, the Operating Partnership acquired 100% of the membership interests in GRECO, which included the Advisor, (ii) GCEAR II's advisor, (iii) GCPM, (iv) the Company's Property Manager, and (v) GCEAR II Property Manager. As part of the Contribution Agreement, the Company's Advisor and Property Manager provided services to GCEAR II, including asset acquisition and disposition decisions, asset management, operating and leasing of properties, property management, and other general and administrative responsibilities. However, the advisory and property manager fees from December 14, 2018 through December 31, 2018 were earned by the Company's Former Sponsor. Thus, no advisory or property management fees from GCEAR II were recognized as of December 31, 2018. In addition, the Company's advisory and property manager fees incurred from December 14, 2018 through December 31, 2018 were earned by the Company's Former Sponsor. As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, all significant intercompany accounts and transactions have been eliminated in consolidation.
Advisory Agreement
The Advisor is primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors. The Company entered into an advisory agreement with the Advisor. The Advisory Agreement entitles the Advisor to specified fees and expense reimbursements upon the provision of certain services with regard to the Public Offerings and investment of funds in real estate properties, among other services, including reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.
Fourth Amended and Restated Limited Partnership Agreement and Redemption of Limited Partner Interest Agreement
On December 14, 2018, the Company entered into (i) the Operating Partnership Agreement, which amended and superseded the Former OP Agreement, and (ii) a Limited Partner Interest Redemption Agreement with the Advisor and the Operating Partnership, pursuant to which the Operating Partnership redeemed all of the limited partnership interests held by the Advisor in the Operating Partnership.
As a result of the entry into the above-described Limited Partner Interest Redemption Agreement and the Operating Partnership Agreement, (1) references to the limited partner interests previously held by GCEAR’s advisor in the Operating Partnership were removed from the Operating Partnership Agreement, in connection with the redemption of such interests pursuant to the Limited Partner Interest Redemption Agreement, (2) provisions related to the subordinated incentive distributions payable to GCEAR’s advisor pursuant to the limited partnership interests were removed from the Operating Partnership Agreement, and (3) provisions related to the authorization of the Series A Preferred Units and designation of the rights, powers, privileges, restrictions, qualifications and limitations of the Series A Preferred Units were added. Accordingly, the Company and the Operating Partnership no longer have any obligation to make the Subordinated Incentive Listing Distribution, Subordinated Distribution Due Upon Extraordinary Transaction or Subordinated Distribution Due Upon Termination (each as defined in the Former OP Agreement).
Administrative Services Agreement
On December 14, 2018, the Company entered into an Administrative Services Agreement with the Operating Partnership, GCC, GC LLC, GRECO and the TRS, pursuant to which, effective January 1, 2019, GCC and GC LLC will continue to provide certain operational and administrative services at cost to the Company, the Operating Partnership, TRS, and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement.
Management Compensation
The following table summarizes the compensation and fees the Company has paid to the Advisor, the Property Manager, and the Former Sponsor and other affiliates, including amounts to reimburse costs for providing services:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

Operating Expenses (Advisor)
The Advisor and its affiliates are entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company in connection with their provision of administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the years ended December 31, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25 % guideline.
Operating expenses for years ended December 31, 2018 and 2017 included approximately $0.7 million and $0.6 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial and accounting officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and assistant secretary, Howard S. Hirsch, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.3 million and $0.2 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the years ended December 31, 2018 and 2017. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

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

Conflicts of Interest
The Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as the Company's key personnel, advisors, and managers. GRECO (and therefore its personnel) serves as the sponsor for GCEAR II. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and GCEAR II.
Some of the material conflicts that the Company will face are (1) competing demand for the Company's executive officers and other key personnel; and (2) determining if certain investment opportunities should be recommended to the Company or GCEAR II. The Board has adopted an acquisition allocation policy as to the allocation of acquisition opportunities among the Company and GCEAR II, which is based on the following factors:
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
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR II, the Operating Partnership will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

13.     Commitments and Contingencies
Ground Lease Obligations
The Company has acquired properties that are subject to ground leases, with expiration dates of September 22, 2102, December 31, 2029 and December 31, 2095, respectively. The Company incurred rent expense of approximately $1.9 million for the year ended December 31, 2018 and $0.4 million for the year ended December 31, 2017, related to the ground lease. As of December 31, 2018, the remaining required payments under the terms of the ground lease are as follows:

December 31, 2018
2019	$1,032
2020	1,032
2021	1,032
2022	1,072
2023	1,422
Thereafter	199,024
Total	$204,614
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
Proposed Merger with GCEAR II
Subject to the terms and conditions of the Merger Agreement, (i) the Company will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of GCEAR II (the “Company Merger”) and (ii) the GCEAR II Operating Partnership will merge with and into the Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the Operating Partnership surviving the Partnership Merger. At such time, (x) in accordance with the applicable provisions of the MGCL, the separate existence of the Company shall cease and (y) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership shall cease.
At the effective time of the Company Merger, each issued and outstanding share of the Company's common stock (or fraction thereof), $0.001 par value per share, will be converted into the right to receive 1.04807 shares of GCEAR II's newly created Class E common stock, $0.001 par value per share (the “Class E Common Stock”), and each issued and outstanding share of the Company's Series A Preferred Shares will be converted into the right to receive one share of GCEAR II's newly created Series A cumulative perpetual convertible preferred stock.
At the effective time of the Partnership Merger, each of the OP Units outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.04807 Class E OP Units in the surviving partnership and each OP Unit outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one OP Unit of like class in the surviving partnership. The special limited partnership interest of the Operating Partnership will be automatically redeemed, canceled and retired as described in the Merger Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

14.     Declaration of Distributions
During the quarter ended December 31, 2018, the Company paid distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2018 through December 31, 2018. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December12, 2018, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2019 through March 31, 2019. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
15.     Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$80,399	$85,991	$85,041	$84,928
Income before other income and (expenses)	$20,442	$20,808	$19,012	$17,718
Net income	$6,641	$7,799	$4,329	$3,269
Net income attributable to common stockholders	$6,319	$7,431	$2,854	$1,014
Net income attributable to common stockholders per share	$0.04	$0.04	$0.02	$—
	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$96,708	$82,772	$85,132	$81,878
Income before other income and (expenses)	$26,787	$17,685	$22,394	$15,428
Net income	$14,306	$9,160	$9,445	$113,222
Net income attributable to common stockholders	$13,726	$8,756	$9,029	$109,146
Net income attributable to common stockholders per share	$0.08	$0.05	$0.05	$0.64

(1)	Amounts were reclassified to conform to the current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail.
16.     Subsequent Events
Offering Status
As of March 11, 2019, the Company had issued 25,126,643 shares of the Company’s common stock pursuant to the DRP Offerings for approximately $255.9 million.
Declaration of Distributions
On March 12, 2019, the Company’s board of directors declared distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2019 and ending on the earlier of (a) June 30, 2019 or (b) the date of the closing of the Mergers. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
Issuance of Directors Stock
On March 14, 2019, the Company issued additional awards of 7,000 shares of restricted stock to each independent director upon each of their respective re-elections to the Company's board of directors, which vested 50% at the time of grant

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted)

and will vest 50% upon the first anniversary of the grant date, subject to the independent director's continued service as a director during such vesting period.
Advisory and Property Manager Agreements
Effective January 1, 2019, advisory and property management revenue are earned by GRECO and related expenses are the responsibility of GRECO.
DRP
On February 15, 2019, the Company's board of directors determined it was in the best interests of the Company to reinstate the DRP effective with the February distributions paid on or around March 1, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office/Laboratory	IL	$—		$3,709	$22,209	$7,344	$3,709	$29,553	$33,262	$12,841	N/A	6/18/2009	5-40 years
Renfro	Warehouse/Distribution	SC	13,073		1,400	18,182	2,012	1,400	20,194	21,594	7,916	N/A	6/18/2009	5-40 years
Emporia Partners	Office/Industrial/Distribution	KS	2,554		274	7,567	—	274	7,567	7,841	2,702	N/A	8/27/2010	5-40 years
AT&T	Office/ Data Center	WA	25,178		6,770	32,420	718	6,770	33,138	39,908	9,382	N/A	1/31/2012	5-40 years
Westinghouse	Engineering Facility	PA	21,305		2,650	26,745	—	2,650	26,745	29,395	7,311	N/A	3/22/2012	5-40 years
TransDigm	Office	GA	4,455		3,773	9,030	411	3,773	9,441	13,214	2,622	N/A	5/31/2012	5-40 years
Travelers	Office	CO	9,200		2,600	13,500	1,374	2,600	14,874	17,474	5,423	N/A	6/29/2012	5-40 years
Zeller	Manufacturing	IL	8,715		2,674	13,229	651	2,674	13,880	16,554	3,182	N/A	11/8/2012	5-40 years
Northrop	Office	OH	10,500		1,300	16,188	39	1,300	16,227	17,527	6,044	N/A	11/13/2012	5-40 years
Health Net	Office	CA	13,073		4,182	18,072	203	4,182	18,275	22,457	6,618	N/A	12/18/2012	5-40 years
Comcast	Office	CO	14,105	(4)	3,146	22,826	1,593	3,146	24,419	27,565	8,181	N/A	1/11/2013	5-40 years
Rivertech Corp Center	Office	WA	—		3,000	9,000	4,431	3,000	13,431	16,431	4,519	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	29,224		2,800	47,752	145	2,800	47,897	50,697	9,827	N/A	5/1/2013	5-40 years
UTC	Office	NC	23,099		1,330	37,858	—	1,330	37,858	39,188	8,478	N/A	5/3/2013	5-40 years
Avnet	Research & Development/Flex Facility	AZ	19,307		1,860	31,481	47	1,860	31,528	33,388	6,617	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	39,000	(4)	8,600	48,102	133	8,600	48,235	56,835	10,762	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—		7,697	21,843	—	7,697	21,843	29,540	4,128	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	25,432		5,300	36,768	3,588	5,300	40,356	45,656	12,308	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—		3,672	23,230	—	3,672	23,230	26,902	4,266	N/A	10/29/2013	5-40 years
2500 Windy Ridge	Office	GA	—		5,000	50,227	5,327	5,000	55,554	60,554	13,068	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—		5,050	51,396	255	5,050	51,651	56,701	9,178	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—		4,189	23,414	1,685	4,189	25,099	29,288	8,143	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—		1,177	22,323	—	1,177	22,323	23,500	4,655	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—		850	8,892	—	850	8,892	9,742	2,621	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—		5,500	39,000	427	5,500	39,427	44,927	8,111	N/A	11/5/2013	5-40 years
Sterling Commerce Center	Office	OH	—		4,750	32,769	1,424	4,750	34,193	38,943	9,978	N/A	11/5/2013	5-40 years

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Aetna	Office	TX	36,199	(4)	3,000	12,330	359	3,000	12,689	15,689	4,010	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—		1,950	46,922	357	1,950	47,279	49,229	11,361	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—		875	11,375	534	875	11,909	12,784	3,305	N/A	11/5/2013	5-40 years
Parkland Center	Office	WI	—		3,100	26,348	10,452	3,100	36,800	39,900	15,291	N/A	11/5/2013	5-40 years
1200 Morris	Office	PA	—		2,925	18,935	1,935	2,925	20,870	23,795	7,275	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—		2,920	23,510	2,179	2,920	25,689	28,609	6,574	N/A	11/5/2013	5-40 years
Northpointe Corporate Center II	Office	WA	—		1,109	6,066	4,576	1,109	10,642	11,751	2,612	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	39,650	(4)	2,292	16,930	2,257	2,292	19,187	21,479	4,335	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—		2,750	17,106	816	2,750	17,922	20,672	4,386	N/A	12/27/2013	5-40 years
Caterpillar	Industrial	IL	—		6,000	46,511	—	6,000	46,511	52,511	13,329	N/A	1/7/2014	5-40 years
DigitalGlobe	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	15,891	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—		—	16,515	10	—	16,525	16,525	3,829	N/A	1/16/2014	5-40 years
BT Infonet	Office	CA	—		9,800	41,483	—	9,800	41,483	51,283	8,923	N/A	2/27/2014	5-40 years
Wyndham	Office	NJ	—		6,200	91,153	—	6,200	91,153	97,353	13,480	N/A	4/23/2014	5-40 years
Ace Hardware	Office	IL	22,750	(4)	6,900	33,945	—	6,900	33,945	40,845	6,093	N/A	4/24/2014	5-40 years
Equifax I	Office	MO	—		1,850	12,709	194	1,850	12,903	14,753	3,207	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	—	15,000	45,893	60,893	15,053	N/A	5/22/2014	5-40 years
Circle Star	Office	CA	—		22,789	68,950	3,592	22,789	72,542	95,331	20,365	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	—	2,230	31,062	33,292	5,861	N/A	6/19/2014	5-40 years
Restoration Hardware	Industrial	CA	78,000	(4)	15,463	36,613	37,693	15,463	74,306	89,769	11,565	8/15/2015	8/15/2015	5-40 years
Parallon	Office	FL	7,263		1,000	16,772	—	1,000	16,772	17,772	3,135	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	—		10,554	35,817	1,382	10,554	37,199	47,753	7,417	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	70	2,200	12,825	15,025	2,659	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	—	4,777	18,489	23,266	1,919	N/A	11/7/2014	5-40 years
Wells Fargo	Office	NC	26,975	(4)	2,150	40,806	46	2,150	40,852	43,002	6,518	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	12,200	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	10,530	N/A	4/1/2015	5-40 years
2275 Cabot Drive	Office	IL	—		2,788	16,200	39	2,788	16,239	19,027	5,994	N/A	6/10/2015	5-40 years
Franklin Center	Office	MD	—		6,989	46,875	121	6,989	46,996	53,985	7,168	N/A	6/10/2015	5-40 years
7601 Technology Way	Office	CO	—		9,948	23,888	4,685	9,948	28,573	38,521	3,859	N/A	6/10/2015	5-40 years
4650 Lakehurst Court	Office	OH	—		2,943	22,651	490	2,943	23,141	26,084	5,285	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—		4,488	19,979	591	4,488	20,570	25,058	3,488	N/A	6/10/2015	5-40 years
Royal Ridge V	Office	TX	21,385	(4)	1,842	22,052	3,497	1,842	25,549	27,391	3,253	N/A	6/10/2015	5-40 years
Duke Bridges	Office	TX	27,475	(4)	8,239	51,395	7,457	8,239	58,852	67,091	7,337	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—		3,961	78,668	—	3,961	78,668	82,629	14,999	N/A	6/10/2015	5-40 years

					Initial Cost to Company (2)		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Houston Westway I	Office	TX	—		6,540	30,703	—	6,540	30,703	37,243	5,410	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	69,461	(4)	8,382	96,718	679	8,382	97,397	105,779	19,886	N/A	6/10/2015	5-40 years
South Lake at Dulles	Office	VA	—		9,666	74,098	164	9,666	74,262	83,928	12,838	N/A	6/10/2015	5-40 years
Four Parkway	Office	IL	—		4,339	37,298	1,032	4,339	38,330	42,669	9,354	N/A	6/10/2015	5-40 years
Highway 94	Office	MO	16,497		5,637	25,280	—	5,637	25,280	30,917	3,858	N/A	11/6/2015	5-40 years
Heritage III	Office	TX	—		1,955	15,540	108	1,955	15,648	17,603	3,030	N/A	12/11/2015	5-40 years
Heritage IV	Office	TX	—		2,330	26,376	—	2,330	26,376	28,706	4,742	N/A	12/11/2015	5-40 years
Samsonite	Office	FL	22,085		5,040	42,490	—	5,040	42,490	47,530	4,660	N/A	12/11/2015	5-40 years
Lynwood III & IV	Land	WA	—		2,865	—	—	2,865	—	2,865	—	N/A	3/17/2016	N/A
HealthSpring	Office	TN	21,219		8,126	31,447	—	8,126	31,447	39,573	3,990	N/A	4/27/2016	5-40 years
Fort Mill I	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	2,752	N/A	11/30/2017	5-40 years
Fort Mill II	Office	SC	—		1,274	41,509	—	1,274	41,509	42,783	1,324	N/A	11/30/2017	5-40 years
Quaker	Industrial	FL	—		5,433	55,341	—	5,433	55,341	60,774	1,365	N/A	3/13/2018	5-40 years
McKesson	Office	AZ	—		312	69,760	—	312	69,760	70,072	2,635	N/A	4/10/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	1,181	N/A	5/3/2018	5-40 years
Total All Properties (3)			$647,179		$350,470	$2,605,772	$117,122	$350,470	$2,722,894	$3,073,364	$538,412

(1)	Amount does not include the net loan valuation discount of $0.2 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring property acquisitions.

(2)	Building and improvements include tenant origination, absorption costs and construction in progress.

(3)	As of December 31, 2018, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $3.0 billion (unaudited).

(4)	The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2018	2017	2016
Real estate facilities
Balance at beginning of year	$2,869,328	$3,024,389	$2,968,982
Acquisitions	193,430	133,747	42,438
Improvements	6,264	12,479	16,792
Construction-in-progress	20,619	1,752	575
Other adjustments	—	(2,785)	(4,398)
Write down of tenant origination and absorption costs	—	(2,352)	—
Sale of real estate assets	(16,277)	(297,902)	—
Balance at end of year	$3,073,364	$2,869,328	$3,024,389
Accumulated depreciation
Balance at beginning of year	$426,752	$338,552	$208,933
Depreciation and amortization expense	119,168	116,583	130,849
Less: Non-real estate assets depreciation expense	(3,584)	(1,554)	(1,230)
Less: Sale of real estate assets depreciation expense	(3,924)	(26,829)	—
Balance at end of year	$538,412	$426,752	$338,552
Real estate facilities, net	$2,534,952	$2,442,576	$2,685,837

S-4